Form 10-K
period 2021-12-31
Pyxis Oncology, Inc.
filed 2022-03-29
CIK 1782223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40881

Pyxis Oncology, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	83-1160910
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
35 Cambridgepark Drive Cambridge, Massachusetts	02140
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 221-9059

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PYXS	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Registrant did not have a public float on the last business day of its most recently completed second fiscal quarter because there was no public market for the Registrant’s common equity as of such date. The number of shares of Registrant’s Common Stock outstanding as of March 29, 2022 was 32,841,747.

.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. These statements involve known and unknown risks, uncertainties related to the global COVID 19 pandemic and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Pyxis Oncology,” the “Company,” “we,” “us,” and “our” refer to Pyxis Oncology, Inc. and its subsidiary. In some cases, you can identify forward-looking statements by terms such as “may,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “outlook,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•
our ability to develop and advance our current or future product candidates and programs, and to successfully initiate and complete clinical trials;
•
the ability of our clinical trials to demonstrate the safety, purity and potency of our product candidates and other positive results;
•
the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the cancers we are targeting;
•
our manufacturing, commercialization and marketing capabilities and strategy;
•
our plans to further develop the FACT platform and expand our pipeline of product candidates;
•
the impact of the COVID-19 pandemic on our business, financial condition, results of operations, and prospects;
•
the timing or likelihood of regulatory filings and approvals for our product candidates;
•
regulatory developments in the United States and Europe and other foreign countries:
•
our expectations and plans to obtain funding for our operations, including from our existing and potential future collaboration and licensing agreements;
•
our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates:
•
our continued reliance on third parties to manufacture our product candidates for preclinical studies, and, in the future, to conduct clinical trials and manufacture product candidates for such clinical trials;
•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K and, although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

SUMMARY RISK FACTORS

You should consider carefully the risks described under “Risk Factors” in Part II, Item 1A of this Annual Report on Form 10-K. References to “Pyxis Oncology,” the “Company,” “we,” “us,” and “our” in this section titled “Summary Risk Factors” refer to Pyxis Oncology, Inc. and its wholly owned subsidiary. A summary of the risks that could materially and adversely affect our business, financial condition, operating results and prospects include the following:

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
•
We are heavily dependent on the success of PYX-201, PYX-202, PYX-203, PYX-106 and PYX-102 all of which are in the early stages of development, and if PYX-201, PYX-202, PYX-203, PYX-106 and/or PYX-102 are not successful in clinical trials or do not receive regulatory approval or licensure or are not successfully commercialized, our business will be materially and adversely affected.
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
•
We rely on third parties to manufacture our product candidates. Any failure by a third-party manufacturer to produce acceptable raw materials or product candidates for us or to obtain authorization from the FDA or comparable foreign regulatory authorities may delay or impair our ability to initiate or complete our clinical trials, obtain regulatory licensure or approvals or commercialize approved products.
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
•
Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. If we breach our University of Chicago, Pfizer, LegoChem, or Biosion license agreements or any of the other agreements under which we acquired, or will acquire, intellectual property rights covering our product candidates, we could lose the ability to continue the development and commercialization of the related product.
•
If the market opportunities for any product that we develop are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.

PART I

Item 1. Business.

Overview

We are a preclinical oncology company focused on developing an arsenal of next-generation therapeutics to target difficult-to-treat cancers and improve quality of life for patients. We develop our product candidates with the objective to directly kill tumor cells, and to address the underlying pathologies created by cancer that enable its uncontrollable proliferation and immune evasion. We are developing multi-asset, multi-modality portfolio aimed at defeating difficult-to-treat cancers. We consider multi-modality as variety of technologies, either stand-alone or in combination with others, to build the effective cancer therapeutics for patients. Since our launch in 2019, we have developed a broad portfolio of novel antibody drug conjugate, or ("ADC"), immuno-oncology, or (“IO”), product candidates, and monoclonal antibody, or mAb, preclinical discovery programs that we are developing as monotherapies and in combination with other therapies.

We take a holistic view of attacking the key drivers of tumor growth and progression within the tumor microenvironment, or TME, including targeting of tumor antigens and modulating the innate and adaptive immune response. The TME is an immunosuppressive environment consisting of cancer cells and stroma, which includes the blood vessels, immune cells, fibroblasts, signaling molecules, and the extracellular matrix that surrounds the tumor. The TME plays multiple roles in tumor formation, progression and metastasis as well as anti-tumor immune activity. We are developing our ADC and IO product candidates to precisely target key modulators of the adaptive and innate immune system within the TME for difficult-to-treat solid and hematologic tumors.

We believe that the diversification of a multi-modality approach optimizes our ability to effectively progress multiple assets for the benefit of patients. By leveraging our expert knowledge of the TME and established business development record, we are developing cancer therapies and technologies through multiple avenues (see Figure 1) including:

•
Platform Development: We are capitalizing on years of industry innovation and advancement in ADC platforms to develop and design our product candidates. For example, our product candidates PYX-201 and PYX-203 are built utilizing the Flexible Antibody Conjugation Technology, or FACT, platform technology in-licensed from Pfizer Inc. FACT technology leverages over a decade of investment refining the technical components of ADCs to improve the clinical properties of ADCs. Using our expertise in site-specific antibody conjugation, we are developing next-generation ADCs with customized linker-payload combinations aimed at increasing stability and, consequently, a reduced off target side-effect profile potentially enhancing the therapeutic index, or TI. We are leveraging our FACT ADC Platform to further build our pipeline while we consider expansion opportunities into adjacent modalities.
•
Target Catalog: We have a large proprietary target catalog that is based on our own discovery activities and the in-licensed intellectual property, or IP, which formed the founding of the company from the University of Chicago out of the work of Dr. Thomas Gajewski’s laboratory. We believe that our target catalog will enable us to identify new ways to exploit multiple components of the TME for tumor targeting, either as new IO, or ADC targets.
•
Forging Creative Business Models and Alliances: We are continuously evaluating business development and alliance opportunities with a variety of third parties. We aim to be unconstrained by conventional ideas and practices to overcome the many and complex challenges of cancer treatment. We are creating development optionality by engaging in creative business models to further expand the pipeline such as our joint venture with Alloy Therapeutics, known as Voxall Therapeutics, LLC, or Voxall. See “Licensing and Collaboration Agreements” in Item 1. Business in this Annual Report on Form 10-K.
•
Product In-Licensing and Acquisitions: We selectively seek to in-license product candidates to expand our product pipeline. For example, our PYX-202 (DLK1 ADC) product candidate was in-licensed from LegoChem Biosciences Inc. and our PYX-106 (Siglec-15) product candidate was in-licensed from Biosion Inc. (“Biosion”). Additionally, we also in-licensed PYX-201 (EDB ADC) and PYX-203 (CD123 ADC) from Pfizer Inc. We are actively evaluating opportunities to acquire product candidates which we believe could enable us to quickly reach and deliver value inflection points as we build a durable, multi-asset, multi-modality diversified oncology company.

Figure 1

Multiple Avenues for Value Creation

**Engine for Growth**

PYXIS ONCOLOGY

Multi-Modality Innovative Core
In-licensing
M&A Activities
Adjacent Modalities
IO Discovery Engine
Fact ADC Platform
Joint Ventures

Recent Developments

PYX-106

On March 28, 2022, we entered into a license agreement, or the “Biosion License Agreement,” with Biosion USA, Inc., or Biosion, pursuant to which we obtained exclusive, worldwide (other than Greater China (mainland China, Hong Kong, Macau and Taiwan)), licenses for development, manufacture and commercialization rights for BSI-060T, a potentially best-in-class Siglec-15 targeting antibody, an IO product candidate (now referred to as PYX-106), and products containing the licensed compound. PYX-106 is a fully human monoclonal antibody and is engineered with high affinity to block Siglec-15 induced immune suppression and therefore restore T cell proliferation, function and anti-tumor immunity in the TME. PYX-106 is a novel immune checkpoint inhibitor targeting Siglec-15, whose expression profile is generally non-overlapping with PD-L1. Siglec-15 is expressed on M2 macrophages but can also be expressed by tumor cells. Binding of Siglec-15 to an as of yet unknown receptor on T cells leads to suppression of T cell proliferation and function. This inhibition also reduces IFNγ secretion which may further promote Siglec-15 expression. PYX-106 may synergize with and rescue PD(L)-1 targeted therapy activity, with the potential for sequential drug administration to synergize for enhanced anti-tumor activity.

We are initially evaluating our Siglec-15 targeting antibody for the treatment of advanced or metastatic solid tumors, which could include thyroid cancer, Head & Neck Squamous Cell Carcinoma, or HNSCC, non-small cell lung cancer, or NSCLC and other solid tumors where high unmet need exists. We plan to submit an IND for PYX-106 in the second half of 2022.

PYX-102

The anti-KLRG1 mAb, which we referred to as PYX-102, is our first organically built IO development candidate from our internal discovery engine. PYX-102 was identified as a promising IO target through our proprietary target catalog licensed from Tom Gajewski’s lab at the University of Chicago. PYX-102 is an inhibitory immunoreceptor trysine-based inhibitory motif-containing receptor expressed on T cells and NK cells in the tumor microenvironment and acts as an inhibitory immune checkpoint receptor via its interactions with E- and N-Cadherin ligands. We believe that targeting KLRG1 to reprogram these suppressed T and NK cells represents an exciting strategy to promote the full anti-tumor activity of cytotoxic T cells and NK cells in the tumor microenvironment. We are working through our development plans and we anticipate IND submission in the second half of 2023.

PYX-202

In December 2020, we entered into a license agreement, or the “LegoChem License Agreement,” with LegoChem Biosciences, Inc., or LegoChem, pursuant to which we licensed worldwide (other than Korea) development and commercialization rights for LCB67, an ADC product candidate targeting DLK1 (now referred to as PYX-202), and products containing the licensed compound. In studies conducted by LegoChem of preclinical small cell lung cancer, or SCLC, PDX models, as well as in a human cell line-based, or CDX, mouse model of cancer, we have observed significant anti-tumor activity as measured by durable tumor regression. In preparation for our IND filing and based on observation of our GLP studies to date, we have determined that we will need to conduct additional GLP and non-GLP toxicity studies to determine whether PYX-202 is a viable clinical candidate. We will continue to monitor the progress of our PYX-202 program and expect to provide an update about PYX-202 in mid-2022.

Our Portfolio

Our portfolio consists of both ADC and IO product candidates. Our pipeline is balanced across programs with an emphasis on solid tumors. We have multiple assets trending towards the clinic in the next 12-24 months. Our ADCs utilize next-generation technologies that, based on observations from preclinical studies, may allow for increased stability and a reduced off target side-effect profile. We in-licensed two ADC programs in March 2021 from Pfizer, one ADC program from LegoChem in December 2020 and one IO program from Biosion in March 2022. See “Licensing and Collaboration Agreements” in Item 1. Business in this Annual Report on Form 10-K. Two of our product candidates, PYX-201, and PYX-106 are scheduled for IND submission in the second half of 2022 whereas PYX-203 and PYX-102 are scheduled for IND submission in the second half of 2023. We have additional preclinical mAb discovery programs derived from work at the laboratory of Dr. Thomas Gajewski. We retain full worldwide development and commercialization rights to all our product candidates, with the exception of PYX-202 in South Korea and PYX-106 in Greater China (mainland China, Hong Kong, Macau and Taiwan). We intend to develop each of our programs as a monotherapy and potentially also in combination with other therapies.

We are focusing our efforts on eliminating tumor cells through the selective antibody mediated delivery of cytotoxic payloads and by modulating key immune-associated pathways in the TME. We believe our pipeline has the potential to profoundly benefit cancer patients and provide effective treatment options for those who do not respond to currently available therapies.

ADCs are an established therapeutic modality, with twelve currently approved by the FDA, including seven since 2019. Additionally, ADCs have received significant strategic interest from several pharmaceutical companies developing oncology therapeutics. ADCs are a combination of three key components—antibody, linker and cytotoxic payload. Many ADCs utilizing conjugation to existing lysine or cystine residues in the antibody, or conventional ADCs, struggled with one or more of these three key components, leading to heightened toxicity and limited efficacy. Despite the improvements that have been seen with currently marketed ADCs, these ADCs still have limitations that impact dosing, and are associated with significant adverse events. We have designed our product candidates to overcome the limitations of ADCs that use conventional conjugation with the aim of providing patients with safer and more efficacious treatment options.

The advent of immuno-oncology therapeutics, particularly immune checkpoint inhibitors, has shifted the treatment paradigm for oncology. We have initiated two monoclonal antibody programs that address critical immunomodulatory pathways within the TME and are exploring additional potential targets. Our programs aim to address critically important tumor infiltrating immune cell populations, such as macrophages, T cells, and natural killer (NK) cells, which may play crucial roles in limiting tumor growth and metastasis. In addition to singling out specific cell types, we believe our IO programs also address mechanisms responsible for T cell exhaustion and the immunosuppressive effects of the TME on T and NK cells. We believe that our two new IO programs, our internally developed anti-KLRG1 mAb PYX-102 and our in-licensed anti-Siglec-15 mAb PYX-106, have the potential to provide additional benefit to cancer patients either alone or in combination with other therapies, including other immuno-therapies.

Our current pipeline is summarized below.

Figure 2

PYX-106 is an investigational fully human IgG1 isotype Siglec-15 targeting antibody that is designed to block Siglec-15 mediated suppression of T-cell proliferation and function. We plan to initially develop this asset for the treatment of thyroid cancer, Head & Neck Squamous Cell Carcinoma, or HNSCC, non-small cell lung cancer, or NSCLC, and other solid tumors. We licensed worldwide rights, other than in Greater China (mainland China, Hong Kong, Macau and Taiwan), to our Siglec-15 targeting antibody from Biosion Inc. We expect to submit an IND in the second half of 2022.

PYX-102 is an investigational immune-therapeutic consisting of a ligand-blocking antibody which rescues KLRG1-mediated suppression of human CD8+ T cells. KLRG1 ligands E-and N-cadherin are expressed in numerous solid cancers. KLRG1 is an inhibitory ITIM-containing receptor expressed on T cells and NK cells. Blocking ligand/receptor interaction will relieve immune inhibition in these tumors. We anticipate submitting an IND in 2023.

PYX-201 is an investigational, novel ADC consisting of an Immunoglobulin G1, or IgG1, anti-fibronectin Extradomain-B, or EDB, mAb site-specifically conjugated to auristatin via a cathepsin B-cleavable linker. Fibronectin is a glycoprotein found in the extracellular matrix. Fibronectin EDB regulates blood vessel morphogenesis, which provides the tumor access to nutrition and oxygen, a means to remove waste, and a pathway for metastasizing cells. EDB is overexpressed in many malignancies and is minimally expressed in most normal adult tissues, making it a potentially attractive means to target tumors while sparing healthy cells. In preclinical models of patient derived xenograft, or PDX models, we observed tumor regression with single agent PYX-201. In addition, we observed that the treatment of preclinical syngeneic tumor models with PYX-201 resulted in enhanced T cell infiltration into the TME, which is a hallmark of immunogenic cell death, or ICD, enabling synergistic activity in combination with a checkpoint inhibitor. We anticipate submitting an IND in the second half of 2022.

PYX-202 is an investigational, novel ADC consisting of an IgG1 anti-Delta-like 1 homolog, or DLK1, mAb conjugated to MMAE via a site-specific plasma-stable ß-glucuronide linker. DLK1 is a transmembrane protein normally expressed in embryonic tissues but highly restricted in healthy adult tissues. DLK1 becomes re-expressed in certain solid tumor malignancies. PYX-202 is designed to use the microtubule-disrupting MMAE payload, which is utilized in three currently marketed ADCs providing clinical support that the payload has anti-tumor effect potential. As discussed in Recent Development section above, we are currently in process of doing further testing and analysis and expect to provide an update about PYX-202 in mid-2022.

PYX-203 is an investigational ADC consisting of an IgG1 anti-CD123 mAb antibody conjugated to a novel cyclopropylpyrroloindoline, or CPI dimer payload via a site-specific plasma-stable, cleavable linker. CD123, or IL-3Ra, is a cell surface antigen highly expressed on leukemic stem cells and leukemic blasts in acute myeloid leukemia, or AML. PYX-203, utilizes a novel DNA-damaging toxin, CPI, and we have observed significant anti-tumor activity as measured by the reduction in the frequency of the leukemic cells in the blood and bone marrow in nine disseminated preclinical AML models. We anticipate submitting an IND in the second half of 2023.

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

Our Strategy

Our goal is to improve the lives of patients with difficult-to-treat cancers by building a superior portfolio of biological products, including ADCs and monoclonal antibody immunotherapies.

Elements of our strategy to achieve our short and long-term goals include:

•
Develop multi-asset, multi-modality, durable portfolio aimed at defeating difficult-to-treat cancers. We believe that the diversification of a multi-modality approach optimizes our ability to effectively progress multiple assets for the benefit of patients.
•
Progress our most advanced product candidates, PYX-106 and PYX-201, into and through clinical development. We believe that our preclinical data to date support the clinical potential of PYX-106 and PYX-201 as monotherapies and in combination with other cancer therapies, including immunotherapies and product candidates within our own portfolio. We expect to submit INDs for PYX-106 and PYX-201 in the second half of 2022 and INDs for PYX-203 and PYX-102 in the second half of 2023.
•
Pursue a multi-modality approach to cancer therapy addressing various key components of the TME. Our approach is to leverage our capabilities to develop investigational products that directly target tumor cells and stromal components of the TME with ADCs as well as enhance effector cell function and overcome key mechanisms of immune-suppression with immunotherapeutic mAbs to improve response rates and/or deliver durable responses for more patients.
•
Efficiently progress our preclinical IO programs. We plan to continue the preclinical development of our pipeline of immunotherapies. If approved, we believe these monoclonal antibody programs have the potential to overcome several of the mechanisms responsible for suppressing immune function and effector cell activity, thus enhancing the anti-tumor immune response in the TME. We also plan to leverage the potential ability of certain ADCs to induce immunogenic cell death to support synergistic combinations with IO agents, including those derived through our own programs.
•
Continue to leverage the FACT platform and our Target Catalog to expand our pipeline of product candidates. We plan to continue to mine our target catalog to identify new ways to exploit multiple components of the TME for tumor targeting. Our target catalog may help identify critical immunomodulatory pathways within the TME that can be addressed with monoclonal antibodies. We plan to use our target catalog and the FACT platform to develop differentiated ADCs with potentially superior clinical activity relative to the current standards of care including monoclonal antibodies. Additionally, we intend to use the FACT platform to develop ADCs for attractive targets beyond our target catalog.
•
Selectively forge alliances to enhance and expand our product pipeline to further leverage our intellectual property. We believe that the potential for single agent anti-tumor activity of our current and future products could be enhanced by incorporating potential collaborator technologies. We intend to selectively form alliances with partners to gain access to complementary technologies and expertise to develop and commercialize product candidates with increased potential for anti-tumor activity and the potential for a strong safety profile. We seek to further leverage our intellectual property portfolio through the formation of these alliances.
•
Leverage our team’s deep experience and proficiency in oncology research and development to discover and advance novel ADC and immuno-oncology treatments for patients suffering from difficult-to-treat cancers. We believe our team, which brings deep scientific TME knowledge, functional biology expertise, ADC and IO modality experience, and biologics development capabilities position us to build a leading oncology company focused on developing product candidates for cancers with high unmet need. We intend to continue to augment the team’s experience and proficiency through the addition of new members.

Unmet Need in Oncology

Despite the significant advances in oncology with the approval of several new classes of drugs, there remains significant unmet medical need for novel treatments. According to the World Health Organization, cancer is the second leading cause of death globally, accounting for nearly 10 million deaths in 2020. The key limitations of existing oncology treatments include high toxicity, low or limited response rates, and relapse or recurrence.

Chemotherapy remains one of the most common treatments for cancer, often combined with surgery and radiotherapy depending on the stage and type of tumor. A major challenge in the development of cancer treatments has been the overall complexity and heterogeneity not only of tumors, but of their dynamic surrounding microenvironments. While recent advances in treatment approaches, such as targeting specific tumor mutations that contribute to carcinogenesis or redirecting a patient’s immune system to eliminate tumors, have begun to address these challenges, their focus has largely been on tumor cells. We believe that targeting the TME, which has been shown to play a key role in driving tumor progression, growth and multidrug resistance, represents a novel approach for addressing unmet needs in oncology. For example, while the development of immune checkpoint inhibitors has transformed the treatment paradigm for numerous cancers, many patients who respond to these therapies ultimately develop resistance and experience disease progression. Many features of the TME have been shown to influence response and resistance to immune checkpoint inhibitors and targeting the TME has potential to overcome these limitations. Our development efforts aim to leverage our deep understanding of the TME biology with the goal of designing and developing next-generation ADCs, with site-specific conjugation and customized linker-payload combinations, and immunotherapies that target key modulators of the adaptive and innate immune system found within the TME.

Overview of Antibody Drug Conjugates

ADCs are a therapeutic class in which cytotoxic chemotherapy molecules are linked to a targeting mAb to effectively deliver the tumor killing effect into tumor lesions while limiting systemic toxicity. Systemic toxicity limits the efficacy of chemotherapy, a highly cytotoxic class of anti-tumor medicines. ADCs can significantly improve the therapeutic window of toxic payloads even more cytotoxic than traditional chemotherapies by targeting their delivery to tumorous cells and their local environment and sparing healthy tissue. ADCs achieve this level of precision by pairing payloads with monoclonal antibodies, proteins that can recognize their target antigens with great specificity. ADCs are an established and fast-growing class of biological products. To date, twelve ADCs have been FDA approved, of which seven have entered the market since 2019.

Figure 3

Schematic representation of an ADC, highlighting the three key components; targeted antibody, linker, and payload or cytotoxic agent (dark blue: mAb heavy chain; pink: mAb light chain).

The clinical properties of ADCs are a function of three components (Figure 3):

(1)
A monoclonal antibody that selectively targets a distinct antigen preferentially expressed on tumor cells or other cells in the tumor microenvironment;
(2)
A linker that joins together the antibody and the payload; and
(3)
A payload that can effectively kill the targeted cell.

Ideal ADC targets typically have highly tumor restricted expression to spare healthy tissues, are accessible to circulating antibodies, and have well-defined internalization kinetics or can be effectively bound within the TME. Once administered, an ADC will travel in the bloodstream until it encounters its target antigen followed by release of the toxic payload.

A measure of drug tolerability for ADCs is the preclinical therapeutic index, which is calculated from data to estimate the safety profile (Figure 4). This measure is the preclinical ratio of the highest non-severely toxic dose, or HNSTD in monkeys versus the minimally effective dose, or MED in mouse tumor models. The therapeutic index is defined formulaically as HNSTD (mg/m2) in monkeys / mouse minimal tumor regression dose (mg/m2). As further illustrated in the figure below, a wider therapeutic index is a key attribute of an ADC’s potential clinical success.

Figure 4

The therapeutic index is a measure to estimate the clinical tolerability profile of ADCs based upon the ratio of maximum tolerated dose, or MTD, in monkeys versus the minimally effective dose in rodents from preclinical studies.

Key Areas of Innovation for Engineering the Next-Generation ADCs

Optimizing the Linker

The linker that joins the payload to the antibody should prevent the payload’s premature release while in circulation and ensure efficient release of the payload into the target cell(s) and/or the TME. There are two general classes of linkers:

(1)
Cleavable linkers are designed to conditionally unload cytotoxic agents within the tumor cell or TME in response to the presence of tumor-associated factors such as proteases or highly acidic conditions. Typically, cleavable linkers carry uncharged payloads, allowing the drug to diffuse out of the target cell to kill surrounding “bystander cells.” Bystander killing can also occur when the uncharged payload is unleashed within the TME.
(2)
In contrast, non-cleavable linkers remain intact upon internalization and rely on lysosomal degradation of the entire construct to achieve sufficient payload release. Non-cleavable ADCs typically release their payloads as charged catabolites, which traps the toxin within the cell where it was internalized. As a result, non-cleavable ADCs are naturally well suited to address cancers with a high and uniform expression of the target antigen since cells lacking the target antigen will not be directly affected.

We believe our toolbox of cleavable and non-cleavable linkers allows us to select the optimal linker tailored to each program. We select our linkers based on several factors, including but not limited to the level and distribution of the target antigen and rates of antigen turnover, internalization, lysosomal processing, and degradation.

Site-Specific Conjugation

Site-specific conjugation chemistry enables the engineering of next-generation ADCs with predictable drug-to-antibody ratio, or DAR, with improved ADC pharmacokinetics observed preclinically. This improved PK results in minimizing premature payload release and less off-target toxicity and as a result improves the overall TI of the ADC.

DAR is defined as the number of payload moieties attached to each antibody, which typically range from zero to eight. Ideally, there is limited variability in DAR to allow for ADCs with predictable PK and more predictable efficacy. Variability in DAR and stability are primarily a consequence of the technology used to conjugate the linker to the antibody. The two conventional conjugation approaches employed in conventional ADC conjugation technology utilize either lysine residues or the interchain disulfides located on an antibody. These approaches result in a stochastic mixture of conjugates consisting of a heterogeneous pool of synthesized ADCs, as shown in Figure 5 below. Each bar in the graph consists of an ADC with the number of payloads indicated on the X-axis. Each one of these parts of the mixture of conjugates contributes to the efficacy and toxicity making it difficult to optimize for either property.

In addition to DAR, research has shown conjugate stability and the resulting rate of payload release can vary significantly between specific conjugation sites. Hence, conventional conjugation suffers from unpredictable and premature payload release outside of the tumor resulting in off target toxicities.

Together with our extensive toolbox of linkers, we believe our site-specific conjugation chemistry offers us the advantage of fine-tuning and optimizing the cleavage of the drug in the TME while limiting off-tumor release and allowing for predictable DAR distribution. Site-specific conjugation technologies have led to improved ADC predictability with narrow distribution of DAR to facilitate CMC manufacture and consistent potency (Figure 5).

Figure 5

Depicted above is an illustrative example of DAR distribution for a DAR 4 ADC using different conjugation chemistries which highlights how our site-specific conjugation technology allows for linker/payload to be precisely conjugated, leading to more predictable DAR ADCs. This also improves CMC characteristics and enhances stability of ADCs to maximize tumor delivery of the payload.

The Selection of Cytotoxic Payload

The chemotherapeutic payload is a highly potent toxin that would otherwise carry devastating side effects as a systemically delivered monotherapy. There are several potential payloads, including antineoplastic auristatins, which act on microtubules to inhibit cell division, and alkylating or intercalating agents, which damage DNA.

While an ADC’s primary mode of action is to induce direct cell death through the payload, ADCs can exploit multiple avenues of anti-tumor action beyond direct cytotoxicity. For example, a growing area of interest is applying ADCs to induce ICD allowing for synergy with immunotherapy modalities including checkpoint inhibitors. Rapid cancer cell death caused by ADCs results in the release of damage-associated molecular patterns and tumor antigens, stimulating a tumor-specific immune response and recruitment of T cells into the TME (Figure 6). An emerging area of interest is utilizing ADCs to disrupt various aspects of the TME, such as angiogenesis or tumor-associated fibroblasts. Furthermore, certain payloads, such as auristatins, have been shown to engender the maturation and activation of dendritic cells, a critical compartment of the immune system responsible for initiating and regulating the innate and adaptive immune response.

Figure 6

Overview of the process by which ADCs, particularly those with certain payloads, can potentially trigger hallmarks of immunogenic cell death to enhance tumor cell killing

ADCs have and may continue to revolutionize the treatment paradigm for several cancers. Despite the improvements that have been seen with currently marketed ADCs, these ADCs still have limitations that impact dosing, and are associated with significant adverse events. We have designed our product candidates to overcome the limitations of ADCs that use conventional conjugation with the aim of providing patients with safer and more efficacious treatment options. We believe that our combined expertise in ADC design and insights into TME biology have the potential to yield a holistic treatment spanning multiple mechanisms for patients with difficult-to-treat cancers that will overcome the current limitation of ADCs and result in better outcomes for patients.

FACT Platform

We are developing next-generation ADCs using customized linker-payload combinations that are novel and supported by the preclinical data and site-specific conjugation techniques derived from the FACT platform. We believe that these payloads and linkers could be readily applied to any IgG1 antibodies using our site-specific conjugation techniques to efficiently develop novel product candidates. We licensed the FACT platform from Pfizer in December 2020 and benefit from over a decade of research and investment by Pfizer. See “Licensing and Collaboration Agreements” in Item 1. Business in this Annual Report on Form 10-K. We believe that the site-specific conjugation techniques and ADC technology which underpin the FACT platform enable us to develop next-generation ADCs with more favorable drug properties than traditional technologies based on preclinical studies.

Despite the clinical successes of ADCs as a therapeutic class, many ADCs still utilize conventional non-site-specific conjugation techniques that result in a heterogeneous mixture of ADCs with varying DAR. Recently, preclinical research carried out by Pfizer to empirically assess the impact of conjugation sites on ADC stability and activity in rodent models has indicated that site-specific conjugation techniques may enable enhanced pharmacologic properties and predictable DAR to potentially improve the therapeutic index.

Though multiple reports have shown that site-specific conjugation techniques often result in ADCs with a wider therapeutic index, greater stability, and better efficacy in preclinical in vivo models than traditional non-specific, conventional ADC conjugates, less is understood about how to optimize these sites, as optimization relies upon empirical data generation for each specific linker-payload combination. We believe that the FACT platform has demonstrated that there are multiple biochemical parameters of ADCs impacting performance in vivo and established a framework for optimized conjugation sites for a variety of linker-payload combinations.

Figure 7

The FACT platform technology is designed to empirically define optimal conjugation sites for linker-payloads to generate highly stable and predictable ADCs with potential for improved therapeutic indices.

Pfizer optimized sites for linker-payload conjugation through empirical research

We believe that the FACT platform provides a toolkit of novel and validated payloads, cleavable and non-cleavable linkers, and a strong understanding of optimized conjugation sites. The FACT platform provides the basis for our PYX-201 and PYX-203 preclinical programs and will underpin our development of future ADCs that we believe are optimized for, and guided by the following design elements:

•
ADC cytotoxicity. Target tumor cells require delivery of a certain threshold of payload molecules based on the payload’s biochemical properties to induce cell killing at specific dose levels. Our ADC programs are designed to provide anti-tumor cytotoxicity and, as applicable, immunogenic cell death based on data from preclinical models.
•
Plasma stability and maintenance of the linker-payload. ADCs must be optimized for systemic circulation to prevent premature linker cleavage or release of the linker-payload construct in the blood plasma that can result in off-target toxicity. We are designing our ADC candidates to optimize for stability when in circulation in vivo to avoid premature cleavage and support maximal payload delivery to the target site.
•
Efficient proteolytic cleavage of the linker for payload release. The timing and rate of linker cleavage is important for achieving optimal delivery and release of a specific payload at the target site. We believe that we have the capability to utilize both cleavable and non-cleavable linkers to achieve potential therapeutic effects that are optimized for individual payloads and targets.
•
High target specificity. Our ADC programs are founded on the identification of promising tumor targets and developing highly specific antibodies against these tumor targets. We draw upon our empirical understanding of site-specific conjugation sites and linker-payload toolkit to select combinations that we believe are well-suited for individual targets.
•
Defined and target specific DAR. Intrinsic to the FACT platform and conjugation techniques is the development of products with a consistent DAR, which we believe may enable us to develop a product with optimized stability, tolerability, and cytotoxicity.

We believe that the FACT platform conveys several distinct advantages and flexibility in the development of our ADC candidates, including the following:

•
Improved anti-tumor activity in preclinical models with optimized conjugation sites for linker-payload combinations. The FACT platform is designed to select for optimal conjugation sites that are specific to each linker-payload combination. We employ site-specific conjugation techniques to conserved regions found within the antibody backbones that do not affect antigen binding or other normal antibody functional properties, such as Fc binding when appropriate, which we believe makes our conjugation technology broadly applicable to a wide variety of IgG monoclonal antibodies. Leveraging our diverse toolkit of improved and novel payloads, cleavable and non-cleavable linkers, and deep understanding of optimized site-specific conjugation sites, we have developed payload and linker combinations that can readily be applied to other antibodies in the same class. For example, our auristatin analogues, a potent microtubule inhibitor, and CPI, a highly potent DNA-cross-linking agent, have site-specific conjugation engineering with several linkers alongside IgG1 antibodies. These payloads and linkers could be readily applied to other IgG1 antibodies to efficiently develop novel product candidates.
•
Potential for improved therapeutic index and ADC stability. We believe that our site-specific conjugation technology has potential to mitigate off-target liabilities of ADCs contributing to an enhanced plasma stability and enhanced therapeutic index. As shown in Figure 8 and 9, applying the FACT platform to a well-established antibody, NG-HER2-ADC, to generate a model ADC was observed to mitigate toxicity and increase the TI and PK exposure and half-life of the ADC in vivo. The rate of linker cleavage and release of the linker/payload construct has been observed to be heavily dependent on the conjugation location and we optimize our linkers for both specific targets and payloads. As a result, we believe the FACT platform and our empirical understanding of optimal site-specific conjugation may allow us to generate candidates against a broad set of targets that result in superior cell killing.

Figure 8

Schematic illustration of how the therapeutic index of a model ADC generated using the FACT platform can potentially mitigate toxicity while maximizing PK exposure in vivo (NHP: non-human primates)

Figure 9

Comparison of stability and exposure in cynomolgus monkeys of Pfizer’s NG-HER2-ADC using the same linker-payload and conjugation site chemistry as our PYX-201 ADC was observed to improve the stability and tolerability over conventional ADCs conjugated with the same linker-payload in preclinical studies (NG: next generation).

•
Enhanced anti-tumor activity through bystander activity. As depicted in Figure 10 below, bystander activity occurs when payloads that are delivered to target cells diffuse into and kill neighboring cells in the tumor microenvironment and is of particular importance if the target is not uniformly expressed on all tumor cells. Bystander activity also has the potential to overcome resistance that may occur over time to treatment with ADCs, carrying non-bystander active payloads, as anti-tumor activity is not directly tied to antigen expression at the target site and destruction of a single target cell. We believe our toolkit of novel and validated payloads, linkers and site-specific conjugation techniques will allow us to further develop ADC candidates with bystander activity that may result in greater clinical activity, especially in cases with heterogeneous target expression.

Figure 10

The following table summarizes the potential advantages of our next-generation ADC platform that utilizes preclinically optimized payloads and site-specific conjugation compared to the currently approved ADCs using conventional conjugation:

	Pyxis Oncology's Next-Generation ADCs	Conventional ADCs
Potential Therapeutic Index	• 8 – 16	• 1 – 5

Linker	• Site-specific conjugated linkers designed to target a specific DAR and high therapeutic index • Highly stable linkers designed to prevent premature release of payload	• Non-site-specific conjugation results in heterogenous DAR • Many linkers are labile, resulting in premature release of payload and systemic toxicity

Payload
•
Extensive array of payloads available to match tumor biology for optimal tumor killing

•
Payloads include microtubule inhibitors and DNA damaging agents whose potential mechanism of action has been shown to induce immunogenic cell death in preclinical models for combination with immunotherapy
• Due to the labile nature of linkers, some conventional ADCs are built with less potent payloads

Our ADC Product Candidates

PYX-201: Site-Specific Investigational ADC Targeting Onco-Fetal Fibronectin EDB

Overview

Our ADC PYX-201 is an investigational human IgG1 isotype site-specifically conjugated with an auristatin toxin targeting EDB that we plan to initially develop for the treatment of non-small cell lung cancer, or NSCLC, breast cancer and other solid tumors. We licensed worldwide rights to PYX-201, built on the FACT platform, from Pfizer. We expect to submit an IND in the second half of 2022.

Non-Small Cell Lung Cancer Overview

NSCLC is a highly prevalent cancer with over 200,000 newly diagnosed patients per year in the United States representing 80-85% of lung cancers and remains the most common cause of cancer related deaths worldwide. The rate of new cases of lung cancer was 53.1 per 100,000 men and women per year. The death rate was 36.7 per 100,000 men and women per year. Per National Cancer Institute, SEER Cancer Statistics Review, in 2018, there were an estimated 582,631 people living with lung cancer in the United States. NSCLC encompasses subtypes of large cell, squamous cell, and adenocarcinoma, with adenocarcinoma accounting for over half of all cases. NSCLC is classified into four stages (I through IV) of disease, depending on how much the cancer has spread. For localized NSCLC (stages I and II), surgery, radiation, and chemotherapy are the first line of therapy. Although surgery is potentially curative in stage one NSCLC, 35-55% of those patients will have a recurrence of their cancer. In addition, roughly 50% of lung cancers are metastatic at diagnosis, and 20-24% are locally advanced.

For later stages III and IV, chemotherapy, radiation, and immunotherapies are used. For patients with non–small-cell adenocarcinomas, biomarker testing can identify genomic biomarkers, which may be druggable and eligible for treatment with targeted therapies. The treatment paradigm for metastatic NSCLC has shifted dramatically with the introduction of targeted therapies addressing druggable driver mutations, such as tyrosine kinase inhibitors, and immunotherapies such as PD-(L)1 checkpoint therapies. However, despite the initial success, resistance to targeted and immunotherapies almost invariably develops and ultimately, chemotherapy becomes the best available option. The five-year survival rate of metastatic NSCLC patients remains only at 7% and effective treatment options beyond frontline therapy are needed for this patient population.

Breast Cancer Overview

Breast Cancer is the second most frequently diagnosed malignancy globally. Breast cancer has an incidence of over 250,000 annually in the United States. The rate of new cases of female breast cancer was 129.1 per 100,000 women per year. The death rate was 19.9 per 100,000 women per year. Per National Cancer Institute, SEER Cancer Statistics Review, in 2018, there were an estimated 3,676,262 women living with female breast cancer in the United States. Most breast cancer patients have disease confined to the breast (stage I to II), however, approximately 20-30% of all breast cancer patients will develop metastatic disease, and the five-year survival is less than 30%. The spectrum of breast cancers includes various clinical subtypes based on expression of certain hormone receptors, or HR, such as estrogen receptors, or ER, and progesterone receptors, or PR, or human epidermal growth factor receptor 2, or HER2. Triple negative breast cancer is a clinical subtype where there is no expression of the identified proteins. The current treatment paradigm still exhibits high unmet need for more effective treatment options.

Rationale for Targeting EDB and Mechanism of Action for PYX-201

Fibronectin is a component of the extracellular matrix and its downstream signaling pathways regulate cell adhesion, migration, differentiation, and wound healing. EDB is an alternatively spliced form of fibronectin, which occurs when RNA is re-arranged to produce multiple variants of the same protein. EDB is typically only spliced during embryogenesis and is rarely found in healthy adult tissues. However, cancer cells take advantage of EBD’s ability to promote neo-vasculature structures, which are critical to feeding and supporting the uncontrolled growth of a tumor.

EDB is overexpressed in a variety of cancers, including, but not limited to, cancers of the lung, breast, ovary, pancreas, head and neck, thyroid, and brain (Figure 11). In vitro studies have shown that down regulation of EDB resulted in a significant reduction in cancer motility. Furthermore, EDB expression is maintained in distal metastasis in human cancer. EDB meets our criteria of a highly desirable ADC target due to its strict preferential expression in tumor tissue and its role as a driver of the poor prognosis in many cancers. Our primary lead indications, NSCLC and breast cancer, were chosen on the basis of unmet need, preclinical data generated, and the well-characterized role EDB plays in these tumors’ pathology.

Figure 11

EDB is highly expressed in a variety of solid tumors with restricted normal tissue expression (IHC: Immunohistochemistry; mRNA: Messenger RNA; TCGA: The Cancer Genome Atlas portal; GTEX: Genotype-Tissue Expression portal).

PYX-201 was developed using the FACT platform to produce an ADC designed to be highly stable and target a DAR of four. The complementarity-determining regions, or CDRs, of the EBD antibody used in PYX-201, which is the part of the antibody responsible for binding to EDB, is well characterized and has been tested clinically in the form of a radio-conjugated antibody for tumor imaging—demonstrating a high degree of tumor-directed specificity. Furthermore, PYX-201 is designed to optimize linker stability to enable delivery of the auristatin payload without required internalization of the ADC into the cancer cell. Unlike currently approved ADCs which bind to the tumor cell surface, PYX-201 is designed to deliver the auristatin payload to the TME consisting of tumor cells, stromal cells and the surrounding blood vessels. PYX-201 is designed to exhibit anti-tumor activity through three distinct modes of action, as illustrated in Figure 12 below. PYX-201 may be internalized prior to extracellular cleavage of the linker due to fibronectin turnover, resulting in the release of the payload in the tumor cell.

1.
Direct killing activity: After binding to EDB locally expressed in the TME, cathepsin B, a protease which is aberrantly overexpressed in and secreted by invasive and metastatic cancers, cleaves the linker enabling the cell-permeable auristatin toxin to kill both the tumor and stromal cells, which play a key role in maintaining the TME. PYX-201 is designed to attack the tumor and the stromal cells, and thus may remodel the TME and may enhance T cell activity.
2.
Bystander effect: Releasing the payload extracellularly within the TME may also confer added cytotoxicity via bystander activity, which may enable killing of cancer cells that do not express EDB.
3.
Immunogenic cell death: Lastly, auristatin has been shown in preclinical models to drive immunogenic cell death by causing the release of tumor antigens and damage-associated molecular patterns, or DAMPs, and promoting dendritic cell maturation and activation, which together initiates an adaptive immune response.

Taken together, we believe that PYX-201 may potentially generate a multi- pronged attack on difficult-to-treat cancers by directly killing cancer cells, modulating the TME, and mobilizing an anti-tumor immune response.

Figure 12

PYX-201 is designed to bind Fibronectin EDB in the surrounding stroma to kill tumor cells and the supporting infrastructure through direct payload-induced cell death, bystander effect and triggering immunogenic cell death based on data from preclinical models

Preclinical Data

PYX-201 has shown promising preclinical results. In preclinical studies, we have observed strong in-vivo activity in NSCLC PDX and in the EMT-6 syngeneic mouse breast cancer models. While PDX mouse models are generated by grafting patient derived cells to immune deficient mice, syngeneic mouse models are grafted with tumors derived from mice which allow the immune system to remain intact. As a result, while PDX models provide the most clinically translatable signals of efficacy in a preclinical setting, syngeneic models allow us to assess the ability of PYX- 201 to generate an immune response. In these syngeneic models, we have been able to show that PYX-201 effectively localizes to cancers and can generate not only significant reductions in tumor burden but can also mobilize an anti-tumor immune response.

In a PDX model of NSCLC, PYX-201 was intravenously administered four days apart for twelve days and a dose-dependent regression in tumor burden and a durable response at 3 mg/kg was observed (Figure 13).

Figure 13

PYX-201 has been shown to be highly active in a PDX model of NSCLC.

The anti-EDB human mAb used in PYX-201 is cross-reactive with mouse EDB-fibronectin. As a result, in syngeneic tumor models conducted in immune competent mice, PYX-201 achieved a durable response with a single dose of 9 mg/kg (Figure 14). In preclinical studies, we observed increased infiltration in CD3 T cells and upregulation of PD-L1 which suggests that PYX-201 may be capable of inducing immunogenic cell death. Combining sub-optimal doses of PYX-201 with checkpoint therapy resulted in synergistic inhibition of tumor growth in the EMT-6 model. Consequently, we believe PYX-201 may synergize with checkpoint inhibitors, as shown in Figure 15. PYX-201 was also well-tolerated in our mouse models and toxicology studies conducted in rat and cynomolgus monkeys. In an exploratory toxicology study in cynomolgus monkeys the HNSTD was found to be greater than 12 mg/kg with three doses of PYX-201 administered every three weeks. There was no differential in body weight or food consumption detected and based on the types of toxicities observed (i.e., no fibrosis, neuropathology etc.), all toxicities are reversible, or are expected to be reversible. PYX-201 was observed to have a preclinical relevant therapeutic index of 16 (the HNSTD in monkeys was 144 mg/m2 and was 16 times greater than the dose required for a complete response in mice of 9 mg/m2), which we believe is promising based on our experience investigating the relative therapeutic index among different ADC constructs.

Figure 14

PYX-201 treatment in vivo of syngeneic cell-derived tumor models has been associated with enhanced T cell infiltration based on increased CD3 positivity. (CR: complete response; rcEDB: Reverse Chimeric EDB)

Figure 15

EDB vc0101 ADC combines with anti-PD-L1 and anti-41-BB to synergistically reduce tumor growth in EMT6 mouse syngeneic model

Clinical Development Plan

We plan to submit an IND by in the second half of 2022. Subject to the FDA’s acceptance, we plan to conduct a Phase 1/2 dose escalation/expansion trial consistent with other Phase 1/2 clinical trial models for solid tumors. Initially, we plan to enroll NSCLC and breast cancer patients and patients with other tumor types with a high frequency of EDB expression to identify a recommended dose for separate expansion cohorts in tumor types that demonstrated activity in dose escalation. We may pursue the development of PYX-201 as a combination therapy with the standard of care as appropriate in future studies. For example, in NSCLC and breast cancer, where immunotherapy is widely used in both first and second-line settings, PYX-201 may provide a synergistic treatment benefit since the auristatin payload has been observed in preclinical studies to trigger hallmarks of immunogenic cell death.

PYX-202: Rationally Designed, Site-Specific, Investigational ADC Targeting Delta Like Non-Canonical Notch Ligand 1

Overview

Our ADC PYX-202 is an investigational novel ADC consisting of an IgG1 anti-Delta-like 1 homolog, or DLK1, mAb site-specifically conjugated to MMAE via a plasma- stable ß-glucuronide linker. Our development plan is initially targeted at the treatment of SCLC, soft tissue sarcoma, or STS, and other solid tumors. We licensed worldwide rights to PYX-202, excluding South Korea, from LegoChem. See “Licensing and Collaboration Agreements” in Item 1. Business in this Annual Report on Form 10-K.

Small Cell Lung Cancer Overview

Approximately 30,000 SCLC patients are diagnosed per year in the United States, representing approximately 15% of all lung cancers. The majority of patients present with symptoms including worsening fatigue, cough, shortness of breath, chest pain, or weight loss, and are diagnosed using imaging (e.g., CT scan, MRI scan) and a biopsy. At the time of diagnosis, more than 90% of patients having locally advanced or metastatic disease at diagnosis. Complete remissions are rare as 75-80% of patients relapse within two years, and response rates in the second-line setting have typically been between 14-30%. Over half of diagnosed patients are expected to require two or more lines of therapy. The five-year survival rates are dismal at only 6%. The disease is typically classified into two main stages: limited disease (LD-SCLC) and extensive disease (ED-SCLC), depending on how localized the tumors are to the ipsilateral hemithorax. For patients with LDSCLC, a combination of radiotherapy along with chemotherapy is the first line of treatment, while the first-line treatment of ED-SCLC is combination chemotherapy alone or in combination with immune checkpoint inhibitors. The median overall survival for patients with extensive-stage SCLC is reported to be 8-13 months from the time of diagnosis. Beyond progression, lurbinectedin and topotecan are standard treatment options used in the second/third line setting and only offer a median survival of four to five months. Effective therapy in this patient population represents high unmet need.

Soft Tissue Sarcoma Overview

In 2020, approximately 13,000 patients were diagnosed with soft tissue sarcoma in the United States, of which about 10% and 40% of patients will either initially present or develop metastatic disease, respectively. Patients with metastatic disease have a poor overall survival ranging from 12-18 months—less than 20% of patients are alive after two years. The current standard of care treatment for metastatic patients is typically a combination of doxorubicin as a monotherapy or in combination with ifosfamide and the median overall survival is approximately 12-14 months. There are limited treatment options beyond chemotherapy medicines, therefore there is significant unmet need for alternative therapeutic options.

Rationale for Targeting DLK1 and Mechanism of Action for PYX-202

DLK1 is a transmembrane protein and non-canonical ligand for Notch, which is implicated in the proliferation, differentiation, and survival of tumor cells. DLK1 plays a key role during fetal development and is involved in the terminal differentiation of the fat, muscle, liver, and pituitary gland, and furthers epithelial branching in the lung and pancreas. DLK1 is absent in most tissues at birth, and in adults, its expression is limited in low amounts to the adrenal and pituitary glands, pancreas, ovary, endometrium, and testis. In certain tumor types, DLK1 is significantly upregulated and has been shown to promote invasion and support the maintenance of cancer stem cells, a subset of cells that has been linked to drug resistance and relapse (Figure 16). In addition to SCLC and STS, DLK1 is also known to be overexpressed in AML and tumors of neuroendocrine origin such as neuroblastoma and rhabdomyosarcoma.

Figure 16

DLK1 Expression in Various Tumors by IHC

Tumor		DLK1 (-)ve	DLK1 (+)ve	Total
Colon Andenocarcinoma		24 (41.4%)	34 (58.6%)	58
Ovarian Carcinoma		59 (86.8%)	9 (13.2%)	68
Pancreatic Carcinoma	Duct Andenocarcinoma	33 (71.7%)	13 (28.3%)	46

	Islet Cell Carcinoma	3 (50%)	3 (50%)	6
Breast Carcinoma		36 (61.0%)	23 (39.0%)	59
Lung Carcinoma	NSCLC	51 (91.1%)	5 (8.9%)	56

	SCLC	19 (47.5%)	21 (52.5%)	30

DLK1 expression was determined by IHC, with DLK1 positive tumors containing more than 10% immunopositive stained cells (either cell membrane or cytoplasmic staining). Source: Yanai H, et al., J Biochem. 2010; 148(1):85.

Due to preferential expression and as a driver of a poor prognosis in many cancers, DLK1 meets the requirements of an ADC target. Our primary lead indications, SCLC and STS, were chosen on the basis of multiple factors including unmet need, preclinical data generated, and the well-characterized role DLK1 plays in its disease pathology.

Figure 17

PYX-202 is designed to be rapidly internalized and the MMAE payload cleaved by glucuronidase within the lysosome to target tubulin and induce tumor cell death. Additionally, bystander effect may augment tumor cell killing by targeting neighboring tumor cells.

PYX-202 is designed to rely upon a tumor-selected beta-glucuronide linker with great plasma stability to deliver a MMAE payload and to limit off-target toxicities. MMAE auristatin is a well-characterized tubulin inhibitor which is currently used in FDA-licensed ADCs such as brentuximab vedotin, polatuzumab vedotin-piiq, and enfortumab vedotin-ejfv. PYX-202 exhibits anti-tumor activity through five distinct modes of action, as illustrated in Figure 17 above:

1.
Targeting: PYX-202 consists of an IgG1 anti-DLK1 mAb designed to enable efficient binding to DLK1 molecules expressed on the tumor cell surface.
2.
Internalization: Once bound to its target, the anti-DLK1 mAb is rapidly internalized into the DLK1-expressing cancer cell.
3.
Drug release: The payload, attached to the anti-DLK1 mAb via a stable b-glucuronide linker, is released when PYX-202 interacts with ß-glucuronidase, an enzyme readily present in lysosomes, after internalization into the cancer cell.
4.
Bystander effect: Payload released from DLK1-positive target cells may confer added cytotoxicity via bystander activity, which may enable killing of cancer cells that do not express DLK1.
5.
Apoptosis and Immunogenic cell death: MMAE, like other derivatives of auristatins, potentially induces immunogenic cell death and the maturation and activation of dendritic cells based on preclinical studies.

In addition, our novel approach employs a site-specific conjugation of a well-studied tubulin inhibitor for enhanced ADC stability targeting a DAR of four and improved construct stability. Taken together, we believe that PYX-202 has the potential to generate a multi-pronged attack on difficult-to-treat cancers by directly killing cancer cells or via the bystander effect and mobilizing an anti-tumor immune response.

Preclinical Data

PYX-202 has shown promising in vivo activity in immune-deficient mice engrafted with patient-derived SCLC tumors. In these PDX models, PYX-202 was intravenously administered every four days for 12 days and caused significant decrease in tumor volume at doses as low as 2 mg/kg and durable regression at 6 and when dosed once a week for four weeks at 9 mg/kg in some mice. In addition, treatment with PYX-202 resulted in durable regressions in the NCI-H69 CDX model (Figure 18).

Figure 18

Activity of PYX-202 was highly active in PDX and cell-derived xenograft models of SCLC.

The anti-DLK1 human mAb used in PYX-202 is cross-reactive with mouse and cynomolgus DLK1. In an exploratory toxicology study in cynomolgus monkeys the HNSTD was found to be equal to or greater than 12 mg/kg with a single dose of PYX-202 administered. No findings for body weight, body temperature, food consumption, serum chemistry, or histology were found after a single 12 mg/kg dose. PYX-202 has a preclinical relative therapeutic index of eight (the HNSTD in monkeys is 144 mg/m2 is eight times greater than the dose required in mice of 18 mg/m2 (the equivalent of 6mpk)), which, based on our experience investigating the relative therapeutic index among different ADC constructs, we believe is promising.

Clinical Development Plan

In preclinical small cell lung cancer, or SCLC, PDX models, as well as in a human cell line-based, or CDX, mouse model of cancer, which were conducted by LegoChem, we have observed significant anti-tumor activity as measured by durable tumor regression. In preparation for our IND filing and based on observation of our GLP studies to date, we have determined that we will need to conduct additional GLP and non-GLP toxicity studies to determine whether PYX-202 is a viable clinical candidate. We will continue to monitor the progress of our PYX-202 program and expect to provide an update about PYX-202 in mid-2022.

PYX-203: Rationally Designed, Investigational, Site-Specific ADC Targeting CD123

Overview

Our ADC, PYX-203, is an investigational human IgG1 isotype mAb targeting CD123 that is site-specifically conjugated to the DNA cross linking toxin CPI dimer that we plan to develop for the treatment of AML and other blood cancers. CD123 is a cell surface antigen widely expressed in AML, including on leukemic stem cells. We licensed worldwide rights to PYX-203 built on the FACT platform. We expect to submit an IND in the second half of 2023.

Acute Myeloid Leukemia Overview

Acute Myeloid Leukemia (AML) is a hematopoietic stem/progenitor cell malignancy, characterized by an aberrant proliferation of abnormal myeloid progenitor cells unable to differentiate into mature blood cells. In 2021, the American Cancer Society estimates there will be approximately 20,000 new cases of AML diagnosed, with incidence increasing with age (median age at diagnosis is 68 years). This accounts for approximately 1% of all new cancer cases in the United States. The rate of new cases of AML was 4.3 per 100,000 men and women per year. AML is a highly heterogeneous disease, although it can be broken down into favorable, intermediate, and adverse-risk groups based on their cytogenetic profile. The majority of patients present with a combination of leukocytosis and signs of bone marrow failure (i.e., thrombocytopenia) and are diagnosed by the presence of 20% or more blasts in the bone marrow or peripheral blood. Standard of care consists of an initial round of induction therapy, if eligible, consisting of what is known as a “7+3” regimen—7 days of continuous infusion with cytarabine with 3 days of anthracycline. Overall, roughly 60%-80% of patients will achieve a complete remission with induction therapy and may be eligible for an allogeneic hematopoietic stem cell transplant (allo-HSCT). Despite a high remission rate after initial treatment, approximately 50-70% patients experience a relapse. The five-year overall survival remains low at approximately 29%, and there is a significant unmet need for patients who relapse after successful first-line treatment or become refractory and resistant to current treatments.

Myeloid Dysplastic Syndrome, or MDS

MDS is a group of disorders characterized by peripheral cytopenia, dysplastic hematopoietic progenitors, a hypercellular or hypocellular bone marrow and a high risk of conversion to AML. Distinct mutations of stem cells are found most frequently in genes involving RNA splicing. It most commonly affects the elderly and up to 20,000 new cases are diagnosed each year in the United States. Symptoms tend to reflect the most affected cell line and may include pallor, weakness and fatigue, fever and infection, bruising and bleeding. Prognosis depends greatly on the exact classification and on any associated disorders. The Revised International Prognostic Scoring System predicts the outcome using cytogenetics, percentage of marrow blasts and degree of cytopenia as risk factors. Patients in the lowest risk category have a median survival of about 8 years whereas those in the highest risk category have a median survival of less than 1 year. Treatment includes symptomatic management, chemotherapy with azacitidine, decitabine or lenalidomide. The one curative therapy is allogeneic stem cell transplant which can only be used in younger medically fit patients. Given the poor outcomes with current treatment there is a large unmet need for novel well tolerated therapies.

Rationale for Targeting CD123 and Mechanism of Action for PYX-203

CD123, also known as interleukin-3 receptor alpha, or IL-3R, is a cell surface antigen that is widely overexpressed on leukemic stem cells, or LSCs, and leukemic blasts in various hematological malignancies, including AML, hairy cell leukemia, Hodgkin lymphoma, and blastic plasmacytoid dendritic neoplasm, or BPDCN. Multiple studies have demonstrated that CD123 expression is significantly lower in normal myeloid progenitors and that high levels of CD123 expression may be associated with worse clinical outcomes and overall survival. Taken together, CD123 is an attractive oncology target that has been exploited by multiple therapeutic modalities, including bispecific antibodies, CAR-T therapies, and other ADCs. In 2018, the FDA approved tagraxofusp-erzs for BPDCN, making it the first ever CD123 targeted agent approved for any indication. Our primary lead indication in AML was chosen based on unmet need, preclinical data generated, and the well-characterized role CD123 overexpression plays in the disease pathology.

Figure 19

CD123 is highly expressed on AML cells, including leukemic stem cells, or LSC, with limited expression on hematopoietic stem cells, or HSC.

PYX-203 leverages site-specific conjugation through the FACT platform with the goal of targeting a DAR of 2 and high construct stability. PYX-203 uses a plasma-stable, cleavable linker with a novel CPI dimer payload designed to alkylate and crosslink DNA to activate multiple DNA damage pathways. In our in vitro cell line models, we have observed that our CPI dimer payload overcame multi-drug resistance, or MDR, and effectively killed cell lines resistant to either cytarabine or calicheamicin which is the payload used in gemtuzumab ozogamicin (Pfizer, Inc.), an FDA approved ADC for AML. The mutations introduced for site-specific conjugation also eliminate the N297 glycation site. Absence of antibody glycation eliminates binding to FC gamma receptors, or FcgRs, and consequently may reduce non-specific uptake of the ADC into FcgR expressing immune cells.

Figure 20

PYX-203 is designed to delivers a highly potent DNA-crosslinking payload (CPI) to kill CD123 expressing cells. The ADC 1) is designed to targets CD123 expressing cells and upon binding to the target 2) is designed to be internalized by AML cells, where 3) the CPI payload is to be cleaved by cathepsin B proteases within the lysosome and cross-link DNA interstrands to 4) induce tumor cell death.

Preclinical Data

We have extensively tested PYX-203 in a variety of in vitro and in vivo preclinical studies. Dose-dependent cytotoxicity of PYX-203 was observed in CD123+ MOLM13 and MV4-11 AML cell lines and PYX-203 did not exhibit cytotoxicity against CD123-negative cell lines (Figure 21). In addition, data from those studies did not show that the cytotoxicity of PYX-203 was not affected by the presence of recombinant human IL-3, which binds CD123 endogenously to transmit IL-3 signals, thereby suggesting that IL-3 may not compete with PYX-203 at the CD123 target site.

Figure 21

In vitro cytotoxicity assay of PYX-203 in MV4-11 and MOLM-13 cells in the absence or presence of recombinant human IL-3 (rIL-3), which showed IL-3 did not affect PYX-203 specificity or cytotoxicity. Viability was measured by Cell titre Glo (CTG) luminescent cell viability assay kit.

In addition to in vitro cytotoxicity, significant anti-tumor activity of PYX-203 has been observed preclinically as measured by the reduction in the frequency of the leukemic cells in the blood and bone marrow in nine disseminated AML PDX mouse models which were selected to represent the broad heterogeneity of AML cytogenetic profiles, molecular abnormalities, and disease stages observed clinically. PYX-203 doses of 0.1 and 0.03 mg/kg were associated with significant anti-tumor activity across this range of samples from subsets of AML patients, suggesting PYX-203 may have the potential to treat a broad spectrum of the AML population (Figure 22).

Figure 22

PYX-203 has demonstrated anti-tumor activity in a range of AML models in vivo

The anti-CD123 human mAb used in PYX-203 is cross-reactive with cynomolgous CD123. PYX-203 has exhibited favorable tolerability data in toxicology studies conducted in non-human primates. Moderate decreases of white blood cell counts were observed in PYX-203 at doses up to 1 mg/kg in non-human primates. Single dose studies in rat demonstrated improved tolerability for PYX-203 compared to a similarly prepared ADC using anti-CD33 as a model antibody conjugated to the pyrolobenzodiazepine, or PBD, or calicheamicin payloads (internal data). PYX-203 had a preclinical relative therapeutic index of 8 (the HNSTD in monkeys was 12 mg/m2 which is eight times greater than the dose required for a complete response in mice of 1.5 mg/m2). In addition, these data, which are supported by the literature, shows that CD123 expression was restricted to specific cell types of peripheral blood and bone marrow cells in human and cynomolgus monkeys which we believe may translate to lower off-target toxicity in the clinic as compared to CD33, the target of gemtuzumab ozogamicin. PYX-203 was tested preclinically with three doses of 1 mg/kg and 3 mg/kg, with doses ≤1 mg/kg associated with minimal and non-adverse toxicity events. This corresponded to a TI of 8, with the bone marrow and esophagus identified as the organs of primary dose-limiting toxicity in cynomolgus monkeys.

Clinical Development Plan

We plan to submit an IND in the second half of 2023. Subject to the FDA’s acceptance, we plan to conduct a Phase 1/2 dose escalation/expansion trial consistent with other Phase 1/2 clinical trial models for hematologic malignancies. Initially, we plan to enroll AML and with other hematologic malignancies with a high frequency of CD123 expression to identify a recommended dose for separate expansion cohorts in tumor types that demonstrated activity in dose escalation. To examine the potential benefit of PYX-203 in a broader range of patients in earlier stages of the disease, we may pursue combination therapy with the standard of care as appropriate in future studies.

Immuno-Oncology Programs and Target Catalog Overview

Background on Current Immuno-Oncology Therapeutics

The advent of immuno-oncology therapeutics, particularly immune checkpoint inhibitors, has shifted the treatment paradigm for oncology. The immune system has the capability to recognize and eliminate cancer, but tumor cells take advantage of immune checkpoint pathways, which normally prevent autoimmunity, to suppress and evade immune effector cell activity. The first generation of drugs that interrupt these pathways, including PD-L(1) and cytotoxic T-lymphocyte associated protein 4, or CTLA-4, inhibitors, has generated significant enthusiasm due to their ability to achieve durable responses in some patients. While these drugs provide significant therapeutic benefit for durable responders, response rates remain low for most patients, particularly for tumors with low levels of T cells infiltrating the tumor. These non-inflamed (i.e., “cold”) tumors can suppress the adaptive immune response through a variety of mechanisms within the TME.

Target Catalog Overview

We have a large proprietary target catalog that we have assembled through both our own discovery activities and through an exclusive license from the University of Chicago for the work on immunotherapy targets out of Dr. Thomas Gajewski’s laboratory. We are also building a large “cold” tumor target discovery database leveraging several human tumor databases.

The target catalog is based upon findings from an in vivo mouse model system which examined tumor tissue for functional and dysfunctional T cells based on the ability of the T cells to produce the cytokine IL-2. Furthermore, since 4-1BB and LAG3 positive T cells do not secrete IL-2, the CD8+ T cells were sorted based on cell surface marker expression i.e., 4-1BB and LAG3, which further defined functional or dysfunctional T cells. Gene expression analysis identified upregulated cell surface molecules in dysfunctional cells which included well established markers such as PD1, CTLA4, and TIM3, while many other novel targets were identified of which we have prioritized a select subset for discovery research based on bioinformatics and deep biological rationale.

Our cold tumor target discovery database used RNA-seq transcriptome analysis of human tumor databases to identify potential novel targets involved in regulation of T cell function and/or infiltration leading to cold tumors. We have supplemented this database with additional resources which we continue to mine to identify additional novel targets for immunomodulation. These cold tumor targets are potentially dominant immune suppressors that are expressed across a variety of tumor associated cells, including immune cells, tumors cells, and stroma, offering the potential to uncover not only novel IO mechanisms, but additional novel targets for our ADC platform.

Immuno-Oncology Programs Overview

We have initiated multiple monoclonal antibody programs that address critical immunomodulatory pathways within the TME and are exploring additional potential targets. Our programs address critically important tumor infiltrating immune cell populations, such as macrophages, T cells, and natural killer (NK) cells, which may play crucial roles in limiting tumor growth and metastasis. In addition to singling out specific cell types, we believe our IO programs also address mechanisms responsible for T cell exhaustion and the immunosuppressive effects of the TME on T and NK cells. These effects can occur due to chronic exposure to tumor antigens within the TME and direct exposure to immunosuppressive cytokines and other signaling molecules. Though PD-(L)1 therapies can help reinvigorate T cells, they are often not sufficient to overcome T cell exhaustion and many patients do not respond to standard checkpoint therapy. Several immunosuppressive pathways can also directly limit T cell activity and other critical components of the anti-tumor immune response, such as direct tumor killing by NK cells. Therapies that target both T cell and NK cells to counteract these pathways have the promise to restore immune effector function, either alone or in combination with checkpoint inhibitors. Furthermore, MDSCs/TAMs are another major component of the TME with significant immunosuppressive activity. These cells represent a mixed population of immature myeloid cells and are actively recruited to the TME where they broadly suppress immune activity. MDSCs and tumor-associated macrophages, or TAMs, support tumor growth by depriving other immune cells of key amino acids essential for immune function, producing signaling molecules that block immune effector function, and enhancing activation of regulatory T cells. Furthermore, MDSCs and TAMS promote tumor angiogenesis and growth and are a marker associated with poor outcomes and linked to poor response to PD-(L)1 therapy. We believe our IO programs represent potential novel therapies that have the potential to overcome multiple protumor mechanisms by enhancing T and NK cell activity, or by inhibiting immune suppressive functions of MDSCs and TAMs within the TME.

PYX-106: Investigational IgG1 isotype anti-Siglec-15 Targeting Antibody

Overview

PYX-106 is an investigational fully human IgG1 isotype antibody that is designed to block Siglec-15 mediated suppression of T-cell proliferation and function. We plan to initially develop this asset for the treatment of thyroid cancer, Head & Neck Squamous Cell Carcinoma, or HNSCC, non-small cell lung cancer, or NSCLC, and other solid tumors. We licensed worldwide rights to our Siglec-15 targeting antibody from Biosion USA, Inc. We expect to submit an IND in the second half of 2022.

Rationale for Targeting Siglec-15 and Mechanism of Action for our Siglec-15 targeting antibody

Siglec-15 is a member of the Siglec family (Sialic acid-binding ImmunoGlobulin Lectins), a distinct subgroup of immunoglobulin (Ig) superfamily proteins involved in immune regulation. Siglecs recognize and bind to sialic acid on the surface of cells and this binding can affect cell signaling on immune cells. Siglec-15 is a single-pass type I membrane protein that has been shown to associate with the activating adaptor proteins DNAX activation protein (DAP)12 and DAP10 via its lysine residue in the transmembrane domain, implying that it functions as an activating signaling molecule. While Siglec-15 is minimally expressed on normal tissues, it is highly expressed on both tumor cells and M2 macrophages in the tumor microenvironment (TME) across multiple tumor types, including thyroid cancer, HNSCC, lung cancer, breast cancer, cholangiocarcinoma. The increased presence of highly immunosuppressive M2 macrophages within tumors leads to impaired T cell proliferation and function, causing a decreased anti-tumor immune response. Additionally, Siglec-15 may exacerbate this immunosuppressive effect by interacting with tumor associated myeloid cells to promote their survival and differentiation to drive a tumor-promoting environment. Interestingly, Siglec-15 appears to function independently from the PD-L1 pathway with largely non-overlapping expression in select tumor samples. Therefore, targeting Siglec-15 in the TME may be a promising therapeutic option for patients less likely to respond to a PD-1/PD-L1 targeted therapy.

An overview of the role of Siglec-15 in regulating the immune system and driving anti-tumor immune dysfunction.

Figure 23

(Source: American Association for Cancer Research Journal - Cancer Clinical Research Review - Siglec-15 as an Emerging Target for Next-generation Cancer Immunotherapy by Jingwei Sun, Qiao Lu, Miguel F. Sanmamed and Jun Wang)

Our Siglec-15 targeting antibody is a fully human monoclonal antibody and is engineered with high affinity to block Siglec-15 induced immune suppression and therefore restore T cell proliferation, function and anti-tumor immunity in the TME. Overall, by binding and blocking Siglec-15 activity on myeloid cells and tumors, our Siglec-15 targeting antibody is designed to enhance immune cell mediated tumor cell kill. Given the broad tumor expression profile of Siglec-15, our Siglec-15 targeting antibody has the potential to treat multiple oncology indications including those where PD-1/PD-L1 directed cancer therapies are ineffective. We are initially evaluating our Siglec-15 targeting antibody for the treatment of advanced or metastatic solid tumors, which could include thyroid cancer, HNSCC, NSCLC, breast cancer, and cholangiocarcinoma where high unmet need exists. We plan to submit an IND in the second half of 2022.

Forging Creative Business Models and Alliances

We continuously evaluate a robust set of business development opportunities to build alliances with partners. The set of opportunities include, but are not limited to, joint ventures, spin-offs, discovery partnerships and licenses. Furthermore, we intend to retain the optionality to explore the potential for creative business models.

The Voxall Joint Venture

One such endeavor is Voxall Therapeutics, LLC, or Voxall, which is a 50:50 co-owned joint venture formed by us and Alloy Therapeutics, Inc., or Alloy, to accelerate the discovery and development of drugs to address cancer and autoimmune diseases.

We bring to Voxall targets from our target catalog and expertise in stromal and immune biology while Alloy contributes its ATX-Gx transgenic mouse and other discovery services which accelerate antibody drug discovery. Both provide FTEs and project execution and project oversight. Under the collaboration agreement, the parties will conduct research under a mutually agreed research plan for up to six research programs focused on mutually selected targets. With this initial wave of targets, we retain an exclusive option to obtain an exclusive license to further develop and commercialize development candidates at our discretion.

Additional Discovery Efforts

We believe our broad expertise enables us to pioneer scientific scholarship in immune biology of the TME and beyond. We have a flexible pathway to do so via platform development, forging creative business models and alliance building, in-licensing and leveraging target catalogs to expand our portfolio of differentiated therapeutics for difficult-to-treat cancers. The realization of this vision will necessitate rapid innovation and operational excellence from a scientific and business perspective. As such, our mission is to take the next step towards creating an oncology company of the future — an oncology company unconstrained by conventional ideas and conventional practices, an oncology company that will rise to meet the many and complex challenges of difficult-to-treat cancers, and an oncology company that will have a significant impact on the lives of patients with limited effective treatment options.

Competition

The biotechnology and pharmaceutical industries, including the oncology subsector, are characterized by rapidly evolving technologies, intense competition, and a strong defense of intellectual property and proprietary technologies. Any product candidates that we successfully commercialize may be competitive with currently marketed therapies and any new therapies commercialized in the future. While we believe our technology, drug development expertise, leadership team and strong scientific understanding of cancer targets and biology provides us with certain competitive advantages, we face potential competition from many sources, including major pharmaceutical, biotechnology, academic institutions, and other public and private research institutions.

Many companies are active across various stages of development in the oncology subsector and are marketing and developing products that employ similar ADC and immunotherapy approaches. As of April 2021, there were approximately 275 ADCs in clinical or preclinical development worldwide, of which the vast majority are being developed for the treatment of various cancer indications. Additionally, there are several large and small companies working on various immunotherapy approaches for treatement of cancer. Multiple companies are also involved in the marketing of ADC therapeutics and Immunotherapy which include, but are not limited to, ADC Therapeutics SA, Astellas Pharma, Inc., AstraZeneca plc, Daiichi Sankyo Company, Ltd., Genentech, Inc., Gilead Sciences, Inc, GlaxoSmithKline, plc, Pfizer, Inc., Rakuten Medical, Inc., Seagen, Inc., Nextcure, Inc. and Abcure, Inc.

Our preclinical ADC and immunotherapy candidates may face substantial competition from alternative therapeutic modalities, such as CAR-T therapies, bispecific antibodies, and small molecules that are being developed for the same cancer types that we are targeting with our pipeline candidates. These approaches could prove to be more effective, safer, or convey other advantages over any products resulting from our technology. In addition, we also face competition on specific targets, including the target of our PYX-201 candidate, EDB, from Philogen S.p.A., the target of our PYX-202 candidate, DLK-1, from Chiome Bioscience, Inc., the target of our PYX-203, product candidate, CD123, from ImmunoGen, Inc., Vincerx Pharma, Inc., Macrogenics and Byondis B.V., the target of our PYX-106 product candidate, BSI-060T, from Nextcure, Inc. lead program - NC318 and the target of our PYX-102 product candidate, Anti-KLRG1, from Abcuro, Inc. Additionally, there is a wide array of activity in the development of immunotherapies for oncology which may be competitive with our preclinical discovery programs. Furthermore, if any of our product candidates are approved in oncology indications such as lung, hematological and other cancers, they may compete with existing approaches to treating cancer including surgery, radiation, and drug therapy, including conventional chemotherapy, biological products, and targeted drug small molecule therapies.

Our competitors may possess greater scientific, research and development capabilities, as well as greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do. These competitors compete with us on the basis of establishing clinical trial sites and patient registration, recruiting and retaining qualified scientific and management personnel, and acquiring new technologies that may complementary, or necessary for, our programs. Our commercial opportunity for our product candidates may be dependent on the ability of our competitors to develop new products that may be more effective, safer, or less expensive than any products that we may develop. Our competitors may succeed in developing competing products before we do, obtaining marketing approval for products and gaining acceptance for such products in the same markets that we are targeting. Smaller or earlier-stage companies that seek collaborative arrangements with large and established companies, may prove to be significant competitors. In addition, our ability to compete may be affected by the availability of reimbursement from government and other third-party payors.

Competitive factors affecting the success of our programs, if approved, will likely be based on their safety and effectiveness, the timing and scope of marketing approvals, the availability and cost of supply, the depth of marketing and sales capabilities, and reimbursement coverage.

Chemistry, Manufacturing and Controls

We believe the manufacturing of our ADCs and monoclonal antibodies requires considerable expertise, know-how, and resources. We do not own or operate and currently have no plans to establish any cGMP compliant manufacturing facilities. We currently rely, and expect to continue to rely, on external Contract Manufacturing Organizations, or CMOs, for the manufacture of product to support non-clinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. Furthermore, the raw materials and intermediates for our product candidates may be sourced, in some cases, from a single-source supplier. As part of the manufacture and design process for our product candidates, we rely on internal scientific and manufacturing know-how and trade secrets and the know-how and trade secrets of third-party manufacturers. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of our current product candidates. We maintain agreements with our manufacturers that include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates. We have personnel with significant technical, manufacturing, analytical, quality, including cGMP, and project management experience to oversee our third-party manufacturers and to manage manufacturing and quality data and information for regulatory compliance purposes.

Commercialization Plans

We retain full commercialization rights for all our product candidates, including those obtained through exclusive collaboration agreements, with the exception of PYX-202 in South Korea and PYX-106 in Greater China (mainland China, Hong Kong, Macau and Taiwan). We have not yet established our own commercial organization or distribution capabilities because our product candidates are still in preclinical development. Should any of our candidates receive marketing approval or licensure in the United States or elsewhere, we will need to develop a plan to realize the commercial value of the approved product candidate. At the appropriate time, we plan to build our own specialized sales and marketing organization to support the sales commercialization of approved candidates in the United States. We may also pursue collaboration, co-promotion, distribution and/or other marketing arrangements with one or more third parties to commercialize our product candidates in markets outside the United States. We may also pursue these arrangements for situations in which a larger sales and marketing organization is necessary to realize the full commercial value of any approved wholly owned or collaboration product candidates.

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

Pursuant to the Pfizer License Agreement, we incurred a combined $25.0 million for license fee, consisting of an upfront fee of $5.0 million and issued 12,152,145 shares of Series B convertible preferred stock in 2021 to Pfizer, and are obligated to pay future contingent payments and royalties, including up to an aggregate of $660 million in milestones for the first four licensed ADCs. Additional ADC targets may be licensed for an additional upfront fee, and such targets would be subject to additional regulatory and commercial sales milestones. Additionally, if products are launched, we will pay Pfizer tiered royalties on net sales of licensed products in varying royalty rates ranging from low single digits to mid-teens. Our royalty obligations apply on a licensed product-by-licensed product and country-by-country basis from first commercial sale until the latest to occur of: (1) 12 years from first commercial sale; (2) the expiration of all regulatory or data exclusivity; and (3) the expiration of the last valid claim of a licensed patent covering the licensed product in a country. We are also obligated to pay Pfizer a percentage of certain sublicensing revenue ranging from low-double digits to thirty percent based on the stage of development of the licensed product at the time of entering into the applicable sublicense.

Under the Pfizer License Agreement, we are obligated to use commercially reasonable efforts to nominate a clinical candidate within four years of a target becoming a licensed target. We are also required to use commercially reasonable efforts to develop and seek regulatory approval for at least one licensed product directed to each licensed target in the United States and at least one other major market country (France, Germany, Italy, Japan, Spain and the United Kingdom), and to commercialize any licensed product in each such country after receiving regulatory approval. We control prosecution and enforcement with respect to any exclusively licensed patents, and Pfizer has prosecution and enforcement rights if we elect not to exercise such rights.

The Pfizer License Agreement will remain in effect until the expiration of the last to expire royalty term, unless terminated in accordance with the following: (1) by either party for the other party’s material breach if such party fails to cure such breach within the specified cure period; (2) by either party upon certain insolvency events of the other party; or (3) prior to receipt of the first regulatory approval for a licensed product, by us for any reason upon 90 days’ prior written notice, or after receipt of the first regulatory approval for a licensed product, by us for any reason upon one years’ prior written notice.

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

In partial consideration for the license from the University, we issued to the University 48,919 shares of our Common Stock in 2020. Pursuant to the University License Agreement, we are obligated to pay to the University an annual maintenance fee of $10,000 commencing on the third anniversary of the effective date, potential development and commercial milestones of up to an aggregate of $7.7 million as well as running royalties on net sales of licensed products at varying rates ranging from less than one percent to the low single digits, subject to a minimum annual royalty ranging from $1.0 million to $3.0 million during certain years following the first commercial sale of a licensed product. Our royalty obligations apply on a licensed product-by-licensed product and country-by-country basis until: (1) for licensed products covered by a valid claim of a licensed patent in a given country, the expiration of such valid claims; and (2) for all other licensed products, 10 years from the first commercial sale of a licensed product in a given country. We are also obligated to pay the University a percentage of certain sublicensing revenue ranging from low- to mid-teens based on the date of entering into the applicable sublicense.

Under the University License Agreement, we are obligated to use commercially reasonable efforts to develop and bring licensed products to market, meet certain preclinical and clinical development milestones by specific dates, and promote and sell licensed products after receipt of regulatory approval, subject to certain free and payment-based extensions. The University controls prosecution of the licensed patents at our cost and we have the first right to enforce the licensed patents subject to the University’s backup enforcement rights.

The University License Agreement will remain in effect on a licensed product-by-licensed product basis until the expiration of all royalty obligations with respect to a licensed product, unless terminated in accordance with the following: (1) by the University upon 30 days’ prior written notice for any uncured payment breaches or 90 days prior written notice for all other uncured breaches; (2) by the University upon certain insolvency events or dissolution by us or any affiliate; or (3) by us in full or with respect to a particular licensed product at the end of the calendar quarter following the calendar quarter when we provide written notice of termination.

The Voxall Joint Venture with Alloy Therapeutics, Inc.

In March 2021, we entered into definitive transaction agreements with Alloy to finance and operate Voxall, a joint venture company formed in collaboration with Alloy to leverage Pyxis Oncology’s site-specific target catalog and Alloy’s ATX-Gx™ platform and antibody discovery services.

Voxall granted to both Pyxis Oncology and Alloy 50% of the voting membership units of Voxall in exchange for certain initial contributions. Our initial contribution included $50,000 and a non-exclusive fully paid-up license to certain intellectual property owned or controlled by us to enable the collaboration with Voxall as further described below. Alloy’s initial contribution included $50,000 and the execution of a license agreement and a services agreement to enable the collaboration with Voxall as further described below. Voxall is governed by a board of directors consisting of an equal number of our representatives and Alloy’s representatives. We have designated our CEO, Lara Sullivan M.D., as our board representative. The protective provisions under Voxall’s operating agreement require the approval of both Pyxis Oncology and Alloy before Voxall may take certain actions.

In connection with the formation of Voxall, we entered into a three-year research collaboration with Alloy and Voxall to identify and select certain biological targets and create development candidate antibodies directed to those targets for further preclinical development, clinical development and commercialization. Under the collaboration agreement, the parties will conduct research under a mutually agreed research plan and budget for up to six research programs focused on mutually selected targets. Each of us and Alloy will provide research support for the collaboration through separate services agreements with Voxall, which services will be paid in the form of promissory notes issued by Voxall. Voxall will own all intellectual property arising from the collaboration, subject to certain exceptions for intellectual property relating to Alloy’s ATX-Gx™ platform.

If a development candidate antibody under a research program meets certain mutually agreed selection criteria, we will have the exclusive option to obtain an exclusive license from Voxall to further develop and commercialize all the development candidate antibodies discovered under that research program. We may in-license one research program on certain pre-agreed financial terms. For all other in-licensed research programs, we will be obligated to pay fair market value as determined by a third-party valuation. Any research program that we do not in-license may be licensed by Voxall to a third party.

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

Under the LegoChem License Agreement, we are obligated to use commercially reasonable efforts to develop at least one licensed product for at least one indication and, upon receipt of regulatory approval in the United States, China, Japan or any three or more of the major European countries (United Kingdom, Spain, France or Germany), to commercialize at least one licensed product for at least one indication in such countries. We have agreed to purchase certain initial quantities of licensed product from LegoChem and have the right to manufacture the licensed products, provided that LegoChem has the right to control the manufacture and use of the conjugation methods and materials, linker and payload elements included in the licensed intellectual property. We control prosecution, enforcement and defense of the licensed patents that are specific to the licensed products, and LegoChem has backup rights if we elect not to exercise our rights.

During the term of the LegoChem License Agreement, neither party may, either directly or through an affiliate or sublicensee, research, in-license, develop or commercialize in the licensed territory any other ADC directed to DLK-1, including any ADC directed to more than one epitope of DLK1 (a multi-epitope DLK1) or a modification or derivative of the licensed compound. This restriction does not apply to any ADC being developed by LegoChem that is subject to our right of first negotiation. We have the right of first negotiation to obtain a license to any ADC directed to DLK1 other than a multi-epitope DLK1 controlled by LegoChem that LegoChem proposes to include in a GLP toxicology study or to license to a third party.

The LegoChem License Agreement will remain in effect on a country-by-country basis until the expiration of the obligation to pay royalties, unless terminated as follows: (1) by either party for the other party’s material breach if such party fails to cure such breach within the specified cure period; (2) by either party upon cessation of business activities or certain insolvency events of the other party; (3) by us if there are certain technical failures of the licensed compound; or (4) by us for any reason upon 90 days’ prior written notice. If we challenge the scope, ownership, validity or enforceability of a licensed patent, LegoChem may convert our exclusive license to a non-exclusive license or terminate the LegoChem License Agreement.

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

License Agreement with Biosion USA Inc.

On March 28, 2022, we entered into a license agreement, or the “Biosion License Agreement”, with Biosion USA, Inc., or Biosion, pursuant to which we obtained exclusive, worldwide (other than Greater China (mainland China, Hong Kong, Macau and Taiwan)), licenses for development, manufacture and commercialization rights for BSI-060T, a Siglec-15 targeting antibody, an IO product candidate (now referred to as PYX-106), and products containing the licensed compound.

Pursuant to the Biosion License Agreement, we agreed to pay an upfront fee of $10 million and are obligated to pay future contingent payments including development, regulatory and commercial milestone up to an aggregate of $217.5 million in case of normal approval and $222.5 million in case of accelerated approval. Additionally, if products are launched, we will pay Biosion tiered royalties on net sales of licensed products in varying royalty rates ranging from low single digits to low teens. Our royalty obligations apply on a licensed product-by-licensed product and country-by-country basis from first commercial sale until the latest to occur of: (1) 12 years from first commercial sale; (2) the expiration of all regulatory or data exclusivity; and (3) the expiration of the last valid claim of a licensed patent covering the licensed product in a country.

Intellectual Property

Our intellectual property is critical to our business, and we strive to protect it, including by obtaining and maintaining patent protection in the United States and internationally for our product candidates, new therapeutic approaches and potential indications, and other inventions that are important to our business. We also rely on trade secrets and proprietary know-how to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

Our patent portfolio includes patents and patent applications that are exclusively licensed from the University of Chicago, Pfizer, and LegoChem and patent applications that are owned by us. Our patent portfolio includes patents and patent applications that cover our product candidates PYX-201, PYX-202, PYX-203, PYX-106 and PYX-102 and the use of these candidates for therapeutic purposes in certain territories. Our proprietary technology has been developed primarily through relationships with academic institutions, Pfizer, LegoChem, Biosion and contract research organizations.

For our product candidates, we will, in general, initially pursue patent protection covering compositions of matter and methods of use. Throughout the development of our product candidates, we seek to identify additional means of obtaining patent protection that would potentially enhance commercial success, including through additional methods of use, process of making, formulation and dosing regimen-related claims.

For all patent applications, we determine claiming strategy on a case-by-case basis. Advice of counsel and our business model and needs are always considered. We file patent applications containing claims for protection of useful applications of our proprietary technologies and any products, as well as new applications and/or uses we discover for existing technologies and products, assuming these are strategically valuable. We continuously reassess the number and type of patent applications, as well as the existing patent claims to ensure that maximum coverage and value are obtained for our processes and compositions, given existing patent office rules and regulations. Further, claims may be modified during patent prosecution to meet our intellectual property and business needs.

We recognize that the ability to obtain patent protection and the degree of such protection depends on a number of factors, including the extent of the prior art, the novelty and non-obviousness of the invention and the ability to satisfy the enablement requirement of the patent laws. The patent positions of immuno-oncology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted or further altered even after patent issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our future product candidates or for our platform technology. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

Regardless of the coverage we seek under our existing patent applications, there is always a risk that an alteration to the product or process may provide sufficient basis for a competitor to avoid infringement claims. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and courts can reinterpret patent scope after issuance. Moreover, many jurisdictions, including the United States, permit third parties to challenge allowed or issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. Moreover, we cannot provide any assurance that any patents will be issued from our pending or any future applications or that any current or future issued patents will adequately protect our products.

In total, our patent portfolio, including patents licensed from the University of Chicago, Pfizer, LegoChem and Biosion and patents owned by us, comprises eight different patent families, filed in various jurisdictions worldwide, including families directed to composition of matter for antibody drug conjugates, and families directed to methods of treating cancer and identifying potential targets. Our patent portfolio includes issued patents in the United States, Taiwan, and Australia. Our patent portfolio as of December 31, 2021, is outlined below:

Composition of Matter Patents

PYX-201. We have exclusively licensed from Pfizer a patent family that includes two issued patents, one each in Australia and Korea, and pending applications in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Mexico, Russia, Singapore, South Africa, and the United States that claim the composition of matter and certain methods of use with respect to PYX-201. The 20-year term of the patents in this family runs through October 2037, absent any available patent term adjustments or extensions.

PYX-202. We have exclusively licensed from LegoChem a patent family that includes pending patent applications in Australia, Brazil, Canada, China, Europe, India, Israel, Japan, South Korea, Mexico, New Zealand, Russia, Singapore, Ukraine, Taiwan, Hong Kong, and the United States, that claims the composition of matter of and certain methods of use with respect to PYX-202. The 20-year term of the patents in this family runs through March 2040, absent any available patent term adjustments or extensions.

PYX-203. We have exclusively licensed from Pfizer a patent family that includes one issued patent in Taiwan, 23 pending applications in Australia, Brazil, Canada, China, Colombia, Europe, Hong Kong, India, Indonesia, Israel, Japan, South Korea, Malaysia, Mexico, New Zealand, Peru, Philippines, Russia, Saudi Arabia, Singapore, South Africa, Taiwan, and the United States that claim the composition of matter and certain methods of use with respect to PYX-203. The 20-year term of the patents in this family runs through October 2038, absent any available patent term adjustments or extensions.

PYX-106. We have exclusively licensed from Biosion USA, Inc. a patent family that includes one pending international patent application filed under the Patent Cooperation Treaty, or PCT, that claims the composition of matter of and certain methods of use with respect to PYX-106. We intend to file national phase applications based on this PCT application before applicable deadlines. Written Opinion of Search Authority found that all claims were deemed novel, inventive, and useful. The Search Authority cited no anticipatory or obvious-rendering prior art.

Projected Expiration of granted patents from this PCT Application is March 2041, absent any available patent term adjustments or extensions.

Methods related to T Cell Activity

We have exclusively licensed from the University of Chicago a patent family that includes two issued patents in the United States and pending applications in Europe and the United States that claim methods for treating patients with immunotherapy based on the identification of the patient as having non-anergic T cells after measuring expression levels of various genes. The 20-year term for patents in this family runs through March 2034, absent any available patent term adjustments or extensions.

Methods of treating solid tumor cancers

We have exclusively licensed from the University of Chicago a patent family that includes one issued patent and one pending application in the United States that claim methods for treating solid tumor cancers. The 20-year term for patents in this family runs through March 2036, absent any available patent term adjustments or extensions.

Methods of treating cancer by targeting dysfunctional tumor antigen-specific CD8+ T cells

We have exclusively licensed from the University of Chicago a patent family that includes six pending applications in Canada, China, Europe, Japan, Hong Kong, and the United States that claim methods of treating cancer comprising administering an agent that specifically targets dysfunctional tumor antigen-specific CD8+ T cells. The 20-year term for patents in this family runs through January 2038, absent any available patent term adjustments or extensions.

Methods of generating target lists

We own a pending PCT application directed to methods of identifying potential targets. The 20-year term for patents in this family runs through to 2041, excluding any extension of patent term that may be available.

We expect to file future patent applications on innovations that are developed in the course of advancing our pipeline through preclinical and clinical development.

Patent Term and Term Extensions

Individual patents have terms for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications filed in the United States are granted a term of 20 years from the earliest effective filing date of a non-provisional patent application. In addition, in certain instances, the term of a U.S. patent can be extended to recapture a portion of the United States Patent and Trademark Office, or the USPTO, delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the restoration period cannot extend the patent term beyond 14 years from FDA approval. In addition, only one patent applicable to an approved drug is eligible for the extension, and only those claims covering the approved drug, a method for using it, or a method of manufacturing may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. We will, in general, pursue available patent term extensions in the U.S. and in foreign jurisdictions that provide for patent term extensions, however, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions. All taxes, annuities or maintenance fees for a patent, as required by the USPTO and various foreign jurisdictions, must be timely paid in order for the patent to remain in force during this period of time.

The actual protection afforded by a patent may vary on a product-by-product basis, from country to country, and can depend upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions and the availability of legal remedies in a particular country and the validity and enforceability of the patent.

Our patents and patent applications may be subject to procedural or legal challenges by others. We may be unable to obtain, maintain and protect the intellectual property rights necessary to conduct our business, and we may be subject to claims that we infringe or otherwise violate the intellectual property rights of others, which could materially harm our business. For more information, see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”

Trademarks and Know-How

In connection with the ongoing development and advancement of our product candidates in the United States and various international jurisdictions, we seek to create protection for our marks and enhance their value by pursuing trademarks where available and when appropriate. In addition to patent and trademark protection, we rely upon trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees and consultants and invention assignment agreements with our employees and selected consultants. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and our trade secrets and other proprietary information may be disclosed. We may not have adequate remedies for any breach and could lose our trade secrets and other proprietary information through such a breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting trade secrets, know-how and inventions.

Our commercial success will also depend in part on not infringing the proprietary rights of third parties. In addition, we have licensed rights under proprietary technologies of third parties to develop, manufacture and commercialize specific aspects of our future products and services. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, alter our processes, obtain licenses or cease certain activities. The expiration of patents or patent applications licensed from third parties or our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future technology may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO to determine priority of invention.

For more information regarding the risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property.”

Government Regulation

The research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, recordkeeping, serialization and tracking, promotion, advertising, distribution and marketing, post-approval or licensure monitoring and reporting, and export and import, among other things, of our product candidates are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates biological products under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations, and the Public Health Service Act, or the PHSA, and its implementing regulations. Failure to comply with the applicable U.S. requirements may subject us to administrative or judicial sanctions, such as the FDA’s refusal to approve a Biologics License Application (BLA), warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution.

Approval and Licensure Process for Biological Products

Biological products such as ours may not be commercially marketed without prior licensure from the FDA and approval or licensure from comparable regulatory agencies in other countries. In the United States, the process for receiving such licensure is long, expensive and risky, and includes the following steps:

•
preclinical laboratory tests, animal studies, and formulation studies;
•
submission to the FDA of an Investigational New Drug (IND) application for human clinical testing, which must become effective before human clinical trials may begin;
•
approval by an IRB at each clinical site before each trial may be initiated;
•
adequate and well-controlled human clinical trials to establish the safety, purity, and potency of the drug for each indication;
•
submission to the FDA of a BLA;
•
satisfactory completion of an FDA advisory committee review, if applicable;
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the biological product is produced to assess compliance with cGMP;
•
a potential FDA audit of the preclinical and clinical trial sites that generated the data in support of the BLA;
•
the ability to obtain clearance or approval of companion diagnostic tests, if required, on a timely basis, or at all;
•
FDA review and approval of the BLA prior to any commercial marketing or sale of the drug in the United States; and
•
compliance with any post-approval requirements and/or commitments, including the potential requirement to implement a REMS, and the potential requirement to conduct post-approval studies.

In guidance, FDA has stated that it considers antibody-drug conjugates to be combination biological product-drug products for which a BLA should be submitted. FDA has also stated in guidance that it regulates monoclonal antibodies as biological products which require a BLA. FDA has issued guidance on product development considerations for antibody-drug conjugates, including dosing and clinical pharmacology testing recommendations.

Regulation by U.S. and foreign governmental authorities is a significant factor affecting our ability to commercialize any of our products, as well as the timing of such commercialization and our ongoing research and development activities. The commercialization of drug products requires regulatory approval by governmental agencies prior to commercialization. Various laws and regulations govern or influence the research and development, non-clinical and clinical testing, manufacturing, processing, packaging, validation, safety, labeling, storage, record keeping, registration, listing, distribution, advertising, sale, marketing and postmarketing requirements and/or commitments of our products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable laws and regulations, require expending substantial resources.

The results of preclinical testing, which include laboratory evaluation of product chemistry, formulation, toxicity and carcinogenicity, animal studies to assess the potential safety, purity and potency of the product and its formulations, details concerning the drug manufacturing process and its controls, and a proposed clinical trial protocol and other information must be submitted to the FDA as part of an IND that must be reviewed and become effective before clinical testing can begin. The study protocol and informed consent information for patients in clinical trials must also be submitted to an independent Institutional Review Board, or IRB, for approval covering each institution at which the clinical trial will be conducted. Once a sponsor submits an IND, the sponsor must wait 30 calendar days before initiating any clinical trials. If the FDA has comments or questions within this 30-day period, the issue(s) must be resolved to the satisfaction of the FDA before a clinical trial can begin. In addition, the FDA or an IRB may impose a clinical hold on ongoing clinical trials if, among other things, it believes that a clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable and significant risk to clinical trial patients. If the FDA imposes a clinical hold, clinical trials can only proceed under terms authorized by the FDA. If applicable, our preclinical and clinical studies must conform to the FDA’s Good Laboratory Practice, or GLP, and Good Clinical Practice, or GCP, requirements, respectively, which are designed to ensure the quality and integrity of submitted data and protect the rights and well-being of study patients. Information for certain clinical trials also must be publicly disclosed within certain time limits on the clinical trial registry and results databank maintained by the NIH.

Typically, clinical testing involves a three-phase process; however, the phases may overlap or be combined:

•
Phase 1 clinical trials typically are conducted in a small number of volunteers or patients to assess the early tolerability and safety profile, the pattern of drug absorption, distribution and metabolism, the mechanism of action in humans, and may include studies where investigational drugs are used as research to explore biological phenomena or disease processes;
•
Phase 2 clinical trials typically are conducted in a limited patient population with a specific disease in order to assess appropriate dosages and dose regimens, expand evidence of the safety profile and evaluate preliminary efficacy; and
•
Phase 3 clinical trials typically are larger scale, multicenter, well-controlled trials conducted on patients with a specific disease to generate enough data to statistically evaluate the efficacy and safety of the product, to establish the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug.

A therapeutic product candidate being studied in clinical trials may be made available for treatment of individual patients, intermediate-size patient populations, or for widespread treatment use under an expanded access protocol, under certain circumstances. Pursuant to the 21st Century Cures Act, or Cures Act, which was signed into law in December 2016, the manufacturer of one or more investigational products for the diagnosis, monitoring, or treatment of one or more serious diseases or conditions is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational product.

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA authorization under an FDA expanded access program; however, manufacturers are not obligated to provide investigational new drug products under the current federal right to try law.

Disclosure of Clinical Trial Information

Sponsors of certain clinical trials of FDA-regulated products are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of the clinical trial are then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant orphan drug designation to therapeutic candidates (drugs or biological products) intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the U.S. or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a therapeutic candidate for this type of disease or condition will be recovered from sales in the U.S. for that therapeutic candidate. Orphan drug designation must be requested before submitting a marketing application for the therapeutic candidate for that particular disease or condition. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. Among the other benefits of orphan drug designation are tax credits for certain research and an exemption from the BLA application fee. The FDA may revoke orphan drug designation, and if it does, it will publicly disclose that the product is no longer designated as an orphan drug.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the biological product was designated. Orphan drug exclusivity does not prevent the FDA from approving a different biological product for the same disease or condition, or the same biological product for a different disease or condition.

A designated orphan drug may not receive orphan drug exclusivity if it is licensed for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Expedited Development and Review Programs

The FDA has a number of programs intended to expedite the development and review of product candidates. These programs include fast track designation, breakthrough therapy designation, priority review designation, accelerated approval, and regenerative medicine advanced therapy (“RMAT”) designation. Fast Track designation is intended to expedite or facilitate the process for reviewing new biological products that meet certain criteria. Specifically, new biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new biological product may request the FDA to designate the biological product as a Fast Track product at any time during the clinical development of the product. Unique to a Fast Track product, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application. FDA may revoke the Fast Track designation if it believes that the designation is no longer supported by data emerging in the clinical trial process.

Under the Breakthrough Therapy program, products intended to treat a serious or life-threatening disease or condition may be eligible for Breakthrough Therapy designation, which includes eligibility for the benefits of the Fast Track program, when preliminary clinical evidence demonstrates that such product may have substantial improvement on one or more clinically significant endpoints over existing therapies. Additionally, FDA will seek to ensure the sponsor of a breakthrough therapy product receives timely advice and interactive communications to help the sponsor design and conduct a development program as efficiently as possible.

A product is eligible for priority review if it is intended to treat a serious condition and, if approved or licensed, it would provide a significant improvement in safety or effectiveness. FDA intends to take action on a priority review marketing application within six months of receipt, compared to 10 months of receipt for regular review submissions.

Additionally, a product may be eligible for accelerated approval if it is intended to treat a serious or life-threatening disease or condition and would provide meaningful therapeutic benefit over existing treatments. Accelerated approval may be granted on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality and is reasonably likely to predict an effect on irreversible morbidity, mortality, or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a biological product receiving accelerated approval diligently perform adequate and well-controlled postmarketing clinical studies demonstrating clinical benefit. In addition, the FDA requires as a condition for accelerated approval the submission of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast Track designation, Breakthrough Therapy designation, priority review and accelerated approval do not change the standards for licensure but may expedite the review process.

A product may receive RMAT designation, which provides for an expedited program for the advancement and approval of regenerative medicine therapies that are intended to treat, modify, reverse or cure a serious condition and where preliminary clinical evidence indicates the potential to address unmet medical needs for life-threatening diseases or conditions. Similar to Breakthrough Therapy designation, the RMAT designation allows companies developing regenerative medicine therapies to work earlier, more closely, and frequently with the FDA, and RMAT-designated products may be eligible for priority review and accelerated approval. Regenerative medicine therapies include cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products, except for those regulated solely under section 361 of the Public Health Services Act (PHS Act) and Title 21 of the Code of Federal Regulations Part 1271 (21 CFR Part 1271). For product candidates that have received a RMAT designation, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. The timing of a sponsor’s request for designation and FDA response are the same as for the Breakthrough Therapy designation program.

Pediatric studies and exclusivity

Under the Pediatric Research Equity Act of 2003, a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, sponsors must also submit pediatric study plans prior to the assessment data.

Those pediatric study plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after licensure of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in FDASIA. Unless otherwise required by law or regulation, the pediatric data requirements do not apply to products with orphan designation.

Pediatric exclusivity is a type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

FDA Review of BLAs

After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA approval of the BLA is required before marketing of the product may begin in the United States. The BLA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting a BLA is substantial. The submission of most BLAs is additionally subject to a substantial application user fee, currently $3,117,218 for BLAs requiring clinical data for fiscal year 2022, and the manufacturer and sponsor under an approved BLA are also subject to annual program fees, currently $369,413 for each prescription product. These fees are typically increased annually. Sponsors of applications for drugs granted Orphan Drug Designation are exempt from these user fees.

The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept a BLA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of BLAs to encourage timeliness. Applications for standard review biological products are meant to be reviewed within ten months; applications for priority review drugs are meant to be reviewed in six. Priority review can be applied to biological products that the FDA determines offer major advances in treatment or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by the FDA for three additional months (“major amendment”) to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

The FDA is required to refer an application for a novel biological product to an advisory committee or explain why such referral was not made. An advisory committee is typically a panel that includes clinicians and other experts—for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

Before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not license the product unless compliance with cGMPs is satisfactory, and the application meets the appropriate standard. A BLA must include data that demonstrate that the biological product is safe, pure, and potent.

After the FDA evaluates the BLA and accompanying information and the manufacturing facilities, it issues either an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

An approval or licensure letter authorizes commercial marketing of the biological products with specific prescribing information for specific indications. As a condition of BLA licensure, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the biological product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product licensure may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product licenses may be withdrawn if compliance with regulatory standards is not maintained, or problems are identified following initial marketing.

If the FDA approves a product, it may limit the approved indications for use for the product; require that contraindications, warnings or precautions be included in the product labeling; require that postmarketing studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after licensure; require testing and surveillance programs to monitor the product after commercialization; or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval, as applicable, of a new BLA or supplement before the change can be implemented. A BLA supplement for a new indication typically requires similar non-clinical and CMC data to that in the original application, and the FDA uses the same procedures and actions in reviewing supplements as it does in reviewing BLAs.

Biosimilars and Reference Product Exclusivity

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated approval pathway for biological product candidates shown to be highly similar, or “biosimilar,” to or interchangeable with an FDA licensed reference biological product. Biosimilarity, which requires that a product is highly similar to the reference product notwithstanding minor differences in clinically inactive components, and that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can generally be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the interchangeable biosimilar and the reference biological product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product. A product shown to be biosimilar or interchangeable with an FDA-approved reference biological product may rely in part on the FDA’s previous determination of safety and effectiveness for the reference product for approval, which can potentially reduce the cost and time required to obtain approval to market the product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles and have slowed implementation of the BPCIA by the FDA.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of reference product exclusivity, another company may obtain FDA licensure and market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

A biological product can also obtain pediatric market exclusivity in the United States. As stated above, pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, there has been discussion of whether Congress should reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate implementation of the BPCIA is subject to significant uncertainty.

Post-Licensure FDA Requirements

Biological products manufactured or distributed pursuant to FDA licenses are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion with the product. After licensure, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and licensure. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

Often times, even after a biological product has been licensed by the FDA for sale, the FDA may require that certain post-licensure requirements be satisfied, including the conduct of additional clinical studies. If such post-approval requirements are not satisfied, the FDA may withdraw its licensure of the biological product. In addition, holders of a biological product license are required to report certain adverse reactions to the FDA, comply with certain requirements concerning advertising and promotional labeling for their products, and continue to have quality control and manufacturing procedures conform to cGMP after approval. In addition, biological product manufacturers and their subcontractors are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements and other aspects of regulatory compliance. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

Among the conditions for BLA licensure is the requirement that the manufacturing operations conform on an ongoing basis with cGMP. In complying with cGMP, we must expend time, money and effort in the areas of training, production and quality control within our own organization and at our contract manufacturing facilities. A successful inspection of the manufacturing facility by the FDA is usually a prerequisite for final licensure of a biological product. Following licensure of the BLA, we and our manufacturers will remain subject to periodic inspections by the FDA to assess continued compliance with cGMP requirements and the conditions of licensure. We will also face similar inspections coordinated by foreign regulatory authorities. The FDA periodically inspects the sponsor’s records related to safety reporting and/or manufacturing facilities; this latter effort includes assessment of compliance with cGMP. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once licensure is granted, the FDA may withdraw licensure if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•
Restrictions on the marketing or manufacturing of the product, including total or partial suspension of production, complete withdrawal of the product from the market or product recalls;
•
Fines, warning letters or holds on post-licensure clinical trials;
•
Refusal of the FDA to license pending BLAs or supplements, or suspension or revocation of product licensure;
•
Product seizure or detention, or refusal to permit the import or export of products;
•
Consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•
Mandated modification of promotional materials and labeling and the issuance of corrective information;
•
The issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•
Injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates marketing, labeling, advertising and promotion of products that are placed on the market. Biological products may be promoted only for the licensed indications and in accordance with the provisions of the approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off label uses may be subject to significant liability. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

In addition, the distribution of prescription drug products, including most biological products that require a prescription, are subject to the Prescription Drug Marketing Act, or the PDMA, which regulates the distribution of drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription drug product samples and impose requirements to ensure accountability in distribution.

Patent term extension

After BLA licensure, owners of relevant drug patents may apply for up to a five-year patent extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory process. The allowable patent term extension is typically calculated as one-half the time between the effective date of an IND and the submission date of a BLA, plus the time between BLA submission date and the BLA approval date up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue licensure with due diligence. The total patent term after the extension may not exceed 14 years from the date of product licensure. Only one patent applicable to a licensed biological product is eligible for extension and only those claims covering the product, a method for using it, or a method for manufacturing it may be extended and the application for the extension must be submitted prior to the expiration of the patent in question. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements.

FDA approval and regulation of companion diagnostics

A therapeutic product may rely upon an in vitro companion diagnostic for use in selecting the patients that will be more likely to respond to that therapy. If safe and effective use of a therapeutic depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product. In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, for novel drugs, a companion diagnostic device and its corresponding therapeutic should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product’s labeling. In July 2016, the FDA issued a draft guidance intended to assist sponsors of the drug therapeutic and in vitro companion diagnostic device on issues related to co-development of the products.

If FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic device is not approved or cleared for that indication contemporaneously, except for the high unmet medical need. Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. The review of in vitro companion diagnostics in conjunction with the review of our therapeutic product candidates will, therefore, likely involve coordination of review by the FDA’s Center for Biologics Evaluation and Research and the FDA’s Center for Devices and Radiological Health.

Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The three primary types of FDA marketing authorization applicable to a medical device include premarket notification, also called 510(k) clearance, premarket approval, or PMA, and De Novo classification requests. The FDA has generally required in vitro companion diagnostics intended to select the patients who will respond to cancer treatment to obtain a PMA for that diagnostic simultaneously with approval of the drug.

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee of $374,858 for most PMAs for fiscal year 2022. Medical device establishments are also subject to annual registration fees, currently $5,672, and class III devices are subject to annual fees for periodic reporting, currently $13,120. FDA requires lower fee amounts for businesses certified by the Center for Devices and Radiological Health as a small business. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, a PMA application typically requires data regarding analytical and clinical validation studies. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and the requirement for post approval studies as well as postmarketing surveillance. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards are not maintained, or problems are identified following initial marketing.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Manufacturers are also subject to medical device reporting requirements as well as reporting certain requirements related to device corrections and removals. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the U.S.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our product candidates to the extent we choose to sell any products outside of the United States. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities and, if required, from independent ethics committees in foreign countries before we can commence clinical trials as well as regulatory approvals prior to marketing the product candidates in those countries. The approval processes vary from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. As in the United States, post-approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution would apply to any product that is approved outside the United States.

Other Healthcare Laws

Among others, the FDA, U.S. Department of Health and Human Services, or HHS, Office of Inspector General, the Centers for Medicare and Medicaid Services, or CMS, and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the preclinical and clinical development, manufacture, marketing, and distribution of drugs such as those we are developing. These agencies and other federal, state, and local entities regulate, among other activities, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, sales, commercialization, marketing, advertising and promotion, distribution, post-approval monitoring and reporting, sampling, and export and import of our product candidates. Any drug candidates that we develop must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in those foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in the European Union, or EU, are addressed in a centralized way, but country-specific regulation remains essential in many respects.

Although we do not currently have any products on the market, in addition to FDA restrictions on marketing of pharmaceutical products, we are also subject to healthcare statutory and regulatory requirements and enforcement by the U.S. federal and state governments. Pharmaceutical companies like us are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such regulation may constrain the financial arrangements and relationships through which we research, develop, and, ultimately, sell, market, and distribute any products for which we obtain marketing approval. Such laws include, without limitation:

•
The federal Anti-Kickback Statute, an intent-based criminal statute that prohibits, among other activities, persons and entities from knowingly and willfully soliciting, offering, paying, receiving, or providing any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order, or recommendation of, any item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as Medicare or Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. A conviction for violation of the federal Anti-Kickback Statute can result in criminal fines and/or imprisonment and requires mandatory exclusion from participation in federal health care programs. Exclusion may also be imposed if the government determines that an entity has committed acts that are prohibited by the federal Anti-Kickback Statute.
•
The federal civil and criminal false claims laws, including the civil False Claims Act, or FCA, which prohibit individuals or entities from, among other activities, knowingly presenting, or causing to be presented, to the federal government claims for payment or approval that are false, fictitious, or fraudulent; knowingly making, using, or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Moreover, pharmaceutical manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to
“cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring qui tam actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery or settlement. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false or fraudulent claim or statement for violations. Criminal penalties, including imprisonment and criminal fines, are also possible for making or presenting a false, fictitious or fraudulent claim to the federal government.
•
The federal civil monetary penalties laws, which prohibit, among other activities (1) arranging for or contracting with an individual or entity that is excluded from participation in federal healthcare programs to provide items or services reimbursable by a federal healthcare program, (2) failing to report and return a known overpayment, or (3) offering or transferring any remuneration to a Medicare or Medicaid beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of items or services reimbursable by Medicare or Medicaid, unless an exception applies.
•
The federal criminal statutes enacted under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which impose criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program; knowingly and willfully embezzling or stealing from a healthcare benefit program; willfully preventing, obstructing, misleading, or delaying a criminal investigation of a healthcare offense; and knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items, or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
•
The federal Physician Payment Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, which imposes annual reporting requirements for certain manufacturers of drugs, devices, biological products, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to “covered recipients,” which include U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse midwives, as well as ownership and investment interests held by such physicians and their immediate family members.

•
The FDCA and PHSA, which regulate licensure of biological products and prohibit the misbranding and adulteration of biological products.
•
Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply with respect to healthcare items or services reimbursed by non-governmental third-party-payors and may be broader than their federal equivalents; state and foreign laws requiring pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and/or the relevant compliance guidance promulgated by the federal government or otherwise restricting payments that may be made to healthcare providers; state laws and regulations requiring drug manufacturer disclosures to state agencies and/or commercial purchasers with respect to certain price increases; state and foreign laws requiring drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers and restricting marketing practices or requiring disclosure of marketing expenditures and pricing information; and state and local laws that requiring registration of pharmaceutical sales representatives.

Violations of any of these laws or any other applicable laws or regulations may result in significant penalties, including, without limitation, administrative, civil, and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations to resolve allegations of noncompliance, exclusion from participation in federal and state healthcare programs, such as Medicare and Medicaid, and imprisonment. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from its business.

Coverage and Reimbursement

Sales of any pharmaceutical product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance, and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a payor-by-payor basis. These third-party payors are increasingly reducing coverage and reimbursement for healthcare items (including drugs) and services. Moreover, for products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our product is used.

In addition, the U.S. government, states, and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement, and requirements for substitution of lower-cost or generic products. Adoption of price controls and cost-containment measures and adoption of more restrictive policies in jurisdictions with existing controls and measures could further limit sales of any drug product. Decreases in third-party reimbursement for any drug product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product and also have a material adverse effect on sales.

Moreover, as a condition of participating in, and having products covered under, certain federal healthcare programs, such as Medicare and Medicaid, we may become subject to federal laws and regulations that require pharmaceutical manufacturers to calculate and report certain pricing metrics to the government, including the Average Manufacturer Price, or AMP, and Best Price under the Medicaid Drug Rebate Program, the Medicare Average Sales Price, the 340B Ceiling Price, and Non-Federal AMP reported to the Department of Veteran Affairs, and with respect to Medicaid, pay statutory rebates on utilization of manufacturers’ products by Medicaid beneficiaries. Compliance with these laws and regulations will require significant resources and may have a material adverse effect on our revenues.

Healthcare Reform

In the United States, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively known as the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private payors, and significantly affected the pharmaceutical industry. The ACA contained a number of provisions, including those governing the federal healthcare programs, provider reimbursement, and healthcare fraud and abuse laws. For example, the ACA:

•
increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1% of the AMP;
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
•
required manufacturers to participate in a coverage gap discount program, under which they must agree to offer upto 70 percent point-of-sale discounts off negotiated prices of applicable branded drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
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
•
required reporting of certain financial arrangements between manufacturers of drugs, biologics, devices, and medical supplies and physicians and teaching hospitals under the federal Physician Payments Sunshine Act; and
•
required annual reporting of certain information regarding drug samples that manufacturers and distributors provide to licensed practitioners.

Since its enactment, there have been executive, judicial, and legislative branch challenges to certain aspects of the ACA, and, on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden had issued an executive order to initiate a special enrollment period from February 15, 2021, through August 15, 2021, for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, policies that create barriers to obtaining access to health insurance coverage through the ACA marketplaces. It is unclear how healthcare reform measures enacted by Congress or implemented by the Biden administration or other efforts to challenge, repeal or replace the ACA, if any, will impact the ACA.

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other changes, led to aggregate reductions in Medicare payments to providers of up to 2% per fiscal year that started in April 2013 and, due to subsequent legislation, will continue into 2031, with the exception of a temporary suspension of the payment reduction from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Unless additional Congressional action is taken, sequestration will start again on April 1, 2022. From April 1 to June 30, 2022, payment for Medicare fee-for-service claims will be adjusted downwards by 1%; beginning July 1, 2022, the payment will be adjusted downwards by 2%. Most recently, the American Rescue Plan Act of 2021 eliminates the statutory cap on drug manufacturers’ MDRP rebate liability effective January 1, 2024. Under current law enacted as part of the ACA, drug manufacturers’ MDRP rebate liability is capped at 100% of AMP for a covered outpatient drug.

The cost of prescription drugs has been the subject of considerable policy discussion and debate in the United States. Congress has considered and passed legislation, and the former Trump administration pursued several regulatory reforms to further increase transparency around prices and price increases, lower out-of-pocket costs for consumers, and decrease spending on prescription drugs by government programs. Congress has also continued to conduct inquiries into the prescription drug industry’s pricing practices. While several proposed reform measures will require Congress to pass legislation to become effective, Congress and the Biden administration have expressed support for legislative and/or administrative measures to address prescription drug costs. Since the Presidential inauguration, the Biden administration has also taken several executive actions that signal changes in policy from the prior administration, including with respect to executive actions by the Trump administration related to prescription drug costs. At the state level, legislatures are increasingly passing legislation and states are implementing regulations designed to control spending on, and patient out-of-pocket costs for, drug products.

We expect that additional state and federal healthcare reform and/or drug pricing measures will be adopted in the future, any of which could affect the pricing and/or availability of drug products, the amounts that federal and state governments and other third-party payors will pay for healthcare products and services, and/or our ability to generate revenue, attain or maintain profitability, or commercialize products for which we may receive regulatory approval in the future.

Data Privacy & Security

Numerous state, federal and foreign laws and regulations govern the collection, dissemination, use, access to, privacy and security of personal information (including health-related information). Such laws and regulations that could apply to our operations or the operations of our partners include health information privacy and security laws (e.g., HIPAA), federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), state privacy laws (e.g., the California Consumer Privacy Act, or CCPA, California Consumer Privacy Rights Act, or CPRA, which goes into effect in 2023, the Virginia Consumer Data Protection Act which goes into effect in 2023), data breach notification laws, and the EU General Data Protection Regulation, or GDPR. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Employees and Human Capital Management

Overview

We view our values of “Be Clever,” “Be of Service,” “Be Gutsy,” “Be Tenacious,” and “Be You,” as a mandate for excellence and the foundation for our success. These values create a culture that focuses on science and patients and promotes trust, teamwork, and celebration. As of March 25, 2022, we employed 56 full-time permanent employees. Of these employees, approximately 50% have advanced degrees including but not limited to Ph.D., M.D., M.B.A., J.D. and approximately 61% were engaged in research and development activities and 10% in business development activities. More than half of our workforce and our executive leadership is comprised of women. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Strategy

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our employees. We believe that our continued success is directly due to the commitment, engagement and performance of our employees. We strive to attract and retain experienced operators, oncology experts, clinicians, and biopharma veterans with deep market knowledge and insights with an uncompromising vision of delivering solutions for patients. In order to achieve this, we provide an inclusive and empowering work environment, foster a culture built on diversity, equity and inclusion, reward performance and leadership skills, and offering competitive compensation and benefits programs.

Culture and Employee Engagement

We also place a high value on the diversity of our team –including gender, background and expertise – to foster our culture of innovation. Our employees are guided by Pyxis Oncology’s Code of Conduct which sets basic requirements for business conduct and serves as a foundation for our policies, procedures and guidelines, all of which provide additional guidance on expected employee behaviors.

Compensation and Benefits

As part of our total rewards philosophy, we offer competitive compensation and benefits to attract and retain top talent. We are committed to fair and equitable treatment in our compensation and benefits for employees at all levels. Our total rewards offerings include an array of programs to support our employees' financial well-being, including annual performance incentive opportunities, retirement savings programs, health and welfare benefits, paid time off, and flexible work schedules. We also allow our employees to participate in equity incentive plans. The principal purposes of our equity incentive plans are to align the interests of our stockholders and those eligible for awards, to retain and incentivize officers, directors, employees, and other service providers, and to encourage them to act in our long-term best interests.

Safety and COVID-19 Pandemic Response

Protecting and supporting our employees during the COVID-19 pandemic continues to be a top priority and our approach includes: keeping employees informed of local COVID-19 transmission rates and corresponding risk levels; promoting the health and safety of our employees in the workplace through robust layers of protection; enhanced cleaning and access to cleaning supplies and personal protective equipment; benefits and well-being tools. In 2021, we initiated a hybrid work model that empowers our office-based employees to find the right productivity and balance of in-person and remote work. This model allows for work to happen seamlessly across a variety of workplaces and is enabled by an array of enhanced collaboration tools and technology to optimize productivity and connection.

Corporate Information

We were incorporated in the state of Delaware on June 11, 2018 and launched with our first employee and Series A funding in July 2019. Our principal executive offices are located at 35 Cambridgepark Drive, Cambridge, Massachusetts 02140, and our telephone number is (617) 221-9059. Our website address is www.pyxisoncology.com.

The information in, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 12(a) or 15(d) of the Exchange Act are available, free of charge, on or through our website as soon as reasonably practicable after such reports and amendments are electronically filed with or furnished to the SEC. The SEC maintains an Internet site that contains, reports, proxy and information statements and other information regarding our filings at sec.gov. The contents of these websites are not incorporated into this filing. Further, references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors.

Our business involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Form 10-K, including our financial statements and related notes appearing at the end of this Form 10-K. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. This Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Risks Related to our Financial Position and Need for Additional Capital

We are a preclinical stage biopharmaceutical company with a limited operating history and have incurred significant losses since our inception. We expect to incur losses over at least the next several years and may never achieve or maintain profitability.

We are a preclinical stage biopharmaceutical company with a limited operating history. Since our inception, we have incurred significant operating losses. We reported net losses of $76.0 million and $12.8 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $91.7 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests. As such, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory licensure and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing licensure for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, procuring clinical- and commercial-scale manufacturing, successfully completing preclinical studies and clinical trials of our product candidates, establishing arrangements with third parties for the conduct of our clinical trials, obtaining marketing licensure for our product candidates, manufacturing, marketing and selling any products for which we may obtain marketing licensure, discovering or obtaining rights to additional product candidates, identifying collaborators to develop product candidates we identify or additional uses of existing product candidates and successfully completing development of product candidates for our collaboration partners.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•
manufacture product candidates, conduct IND enabling studies and submit INDs and initiate Phase 1 clinical trials for our ADC product candidates, PYX-201, PYX-202 and PYX-203 and our IO product candidates, PYX-106 and PYX-102;
•
select antibody programs to take into development including manufacture product candidates, conduct IND enabling studies and submit INDs and initiate Phase 1 clinical trials;
•
initiate, conduct and successfully complete later-stage clinical trials;
•
scale up external manufacturing capabilities for later stage trials and to commercialize our products;
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
•
hire additional clinical, regulatory, scientific, operational, financial and management information personnel; and
•
continue to operate as a public company.

Further, since our IPO, we have incurred and expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, insurance, investor relations and other expenses that we did not incur as a private company.

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

The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we work to prepare for IND submissions and initiate Phase 1 clinical trials of our product candidates PYX-201, PYX-202, PYX-203, PYX-106, and PYX-102 and advance our other preclinical research and development programs. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other comparable regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

As of December 31, 2021, we had approximately $274.7 million in cash and cash equivalents. Based on our current operating plan, our current cash and cash equivalents, we estimate that such funds will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2024. Our estimate as to how long we expect to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We intend to use our cash and cash equivalents for development and regulatory activities relating to our product candidates, discovery programs, business development activities and other general corporate purposes. Advancing the development of our product candidates will require a significant amount of capital. Our cash and cash equivalents will not be sufficient to fund any of our product candidates through regulatory licensure. Because the length of time and activities associated with successful research and development of any individual product candidate are highly uncertain, we are unable to estimate the actual funds we will require for development, marketing licensure and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

•
the manufacture of product candidates, completion of our IND enabling studies and initiation of Phase 1 clinical trials for PYX-201, PYX-202, PYX-203, PYX-106, and PYX-102;
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

Risks Related to the Discovery and Development of our Product Candidates

We are heavily dependent on the success of PYX-201, PYX-202, PYX-203, PYX-106 and PYX-102 all of which are in the early stages of development, and if PYX-201, PYX-202, PYX-203, PYX-106 and/or PYX-102 are not successful in clinical trials or do not receive regulatory approval or licensure or are not successfully commercialized, our business will be materially and adversely affected.

To date, we have invested a significant portion of our efforts and financial resources in the development of PYX-201, PYX-202, PYX-203, PYX-106 and PYX-102. Our future success is substantially dependent on our ability to successfully initiate and complete clinical development for, obtain regulatory licensure for, and successfully commercialize PYX-201, PYX-202, PYX-203, PYX-106 and PYX-102 which may never occur. We currently have no products that are approved or licensed for commercial sale and may never be able to develop a marketable product. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to PYX-201, PYX-202, PYX-203, PYX-106 and PYX-102 all of which will require clinical development, management of clinical and manufacturing activities, regulatory licensure, establishing commercial scale manufacturing, and significant sales, marketing, and distribution efforts before we can generate any revenues from any commercial sales. We cannot be certain that we will be able to successfully complete any of these activities or that, even if PYX-201, PYX-202, PYX-203, PYX-106 and PYX-102 receive regulatory licensure, such products will be able to successfully compete against therapies and technologies offered by other companies.

The research, testing, manufacturing, labeling, licensure, sale, packaging, marketing, and distribution of biological products are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries. We are not permitted to market PYX-201, PYX-202, PYX-203, PYX-106 and PYX-102 in the United States until we receive licensure of a Biologics License Application, or BLA, from the FDA for such product candidates, as appropriate. Further, we are not permitted to market PYX-201, PYX-202, PYX-203, PYX-106 and PYX-102 in any foreign countries until we receive the requisite licensure or approvals from such countries. We have not submitted a BLA to the FDA or comparable applications to any other comparable regulatory authorities for PYX-201, PYX-202, PYX-203, PYX-106 and PYX-102. We will not be in a position to do so for several years, if ever. If we are unable to obtain the necessary regulatory licensure or approvals for PYX-201, PYX-202, PYX-203, PYX-106 and PYX-102 in a country, we will not be able to commercialize such product candidate in that country. As a result, our financial position will be materially adversely affected, and we may not be able to generate sufficient revenue to continue our business.

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

We have no products on the market and our product candidates are currently in preclinical development. In particular, none of our product candidates have ever been tested in a human subject. As a result, their risk of failure is high. Our ability to achieve and sustain profitability depends on obtaining regulatory licensure for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory licensure for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical studies and clinical trials to demonstrate the safety, purity and potency in humans of our product candidates. In addition, the development of novel antibodies is complex and difficult. Although our discovery and preclinical programs may initially show promise in identifying potential product candidates, they may not translate into product candidates for clinical development for a number of reasons, including that the target selection methodology we use may not be successful due to our inability to generate an applicable antibody candidate. In addition, four of our five product candidates are in-licensed and we continue to look for additional product candidates to in-license or acquire. Our preclinical studies or clinical trials may not replicate or advance the results of the research programs and pre-clinical studies that were completed prior to our in-licensing or acquisition of product candidates, which may materially and adversely affect our business, results of operations and prospects.

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

We plan to submit INDs for our product candidates, PYX-201 and PYX-106 in the second half of 2022, and PYX-203 and PYX-102 in the second half of 2023, but we may not be able to submit these planned INDs on the timelines we expect. For example, in case of PYX-202, in preparation for our IND filing and based on observation of our GLP studies to date, we have determined that we will need to conduct additional GLP and non-GLP toxicity studies to determine whether PYX-202 is a viable clinical candidate. We will continue to monitor the progress of our PYX-202 program and expect to provide an update about PYX-202 in mid-2022. Further, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing us to commence clinical trials or that, once begun, issues will not arise that lead to the suspension or termination of our clinical trials. Additionally, even if the applicable regulatory authorities agree with the design and implementation of the clinical trials set forth in our INDs, we cannot guarantee that those regulatory authorities will not change their requirements in the future, or that circumstances will not arise under which FDA or other regulatory authorities may place our clinical trials on partial or full clinical hold. These considerations apply to the INDs described above and also to new clinical trials we may submit as amendments to existing INDs or as part of new INDs in the future. Any failure to submit INDs on the timelines we expect or to obtain authorization to proceed with our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

Our preclinical studies and clinical trials may fail to demonstrate adequately the safety, purity and potency of any of our product candidates, which would prevent or delay development, regulatory licensure and commercialization.

Before obtaining regulatory licensure for the commercial sale of any of our product candidates, including PYX-201, PYX-202, PYX-203, PYX-106 and PYX-102 we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are safe, pure, and potent, as required under a BLA. Preclinical and clinical testing is expensive and can take many years to complete and the outcome of these activities is inherently uncertain. Failure can occur at any time during the preclinical study and clinical trial processes and, because our product candidates are in an early stage of development and have never been tested in humans, there is a high risk of failure. For example, in case of PYX-202, in preparation for our IND filing and based on observation of our GLP studies to date, we have determined that we will need to conduct additional GLP and non-GLP toxicity studies to determine whether PYX-202 is a viable clinical candidate. We will continue to monitor the progress of our PYX-202 program and expect to provide an update about PYX-202 in mid-2022. In addition, any failures or adverse outcomes in preclinical or clinical testing seen by other developers of similar product candidates could materially impact the success of our programs. We may never succeed in developing marketable products.

It is also possible that the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Although product candidates may demonstrate promising results in preclinical studies and early clinical trials, they may not prove to be effective in subsequent clinical trials. For example, testing on animals occurs under different conditions than testing in humans and, therefore, the results of animal studies may not accurately predict human experience. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through preclinical studies and clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety, purity, and potency profile despite having progressed successfully through preclinical studies and/or initial clinical trials. Likewise, early, smaller-scale clinical trials may not be predictive of eventual safety, purity and potency in large-scale pivotal clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of potency, insufficient durability of potency or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence preclinical studies and clinical trials are never approved or licensed for commercialization. In addition, our preclinical studies or clinical trials may not replicate or advance the results of the research programs and pre-clinical studies that were completed prior to our in-licensing or acquisition of product candidates, which may materially and adversely affect our business, results of operations and prospects.

Additionally, we expect that the first clinical trials for our product candidates may be open-label studies, where both the patient and investigator know whether the patient is receiving the investigational product candidate or an existing licensed biological product. Most typically, open-label clinical trials test only the investigational product candidate and sometimes do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. FDA may also not consider open-label clinical trials to be adequate and well controlled trials sufficient to support BLA licensure.

Any preclinical studies or clinical trials that we may conduct may not demonstrate the safety, purity, and potency necessary to obtain regulatory licensure to market our product candidates. If the results of our ongoing or future preclinical studies and clinical trials are inconclusive with respect to the safety, purity, and potency of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing licensure for those product candidates. In some instances, there can be significant variability in safety, purity, and potency results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. While we have not yet initiated clinical trials for any of our product candidates, it is likely that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. If that were to occur, or if other developers of similar products were to find an unacceptable severity or prevalence of side effects with their candidates, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny licensure of our product candidates for any or all targeted indications. Product-related side effects could also affect patient recruitment or the ability of enrolled patients to complete an ongoing trial or result in potential product liability claims. Any of these occurrences may significantly harm our business, financial condition and prospects.

Further, our product candidates could cause undesirable side effects in clinical trials related to on-target toxicity. If on-target toxicity is observed or if our product candidates have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound.

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

We are using the FACT platform to develop three of our product candidates PYX-201, PYX-202 and PYX-203, as well as continuing to build our pipeline of product candidates. Our business depends not only on our ability to successfully develop, obtain regulatory licensure for, and commercialize the product candidates we currently have in preclinical development, but to continue to generate new product candidates through our platform. Even if we are successful in continuing to build our pipeline and further progress the development of our current product candidates, any additional product candidates may not be suitable for clinical development, including as a result of harmful side effects, manufacturing issues, limited potency or other characteristics that indicate that they are unlikely to be products that will succeed in clinical development, receive marketing licensure or achieve market acceptance. If we cannot validate our technology platform by successfully commercializing product candidates, we may not be able to obtain product, licensing or collaboration revenue in future periods, which would adversely affect our business, financial condition, results of operations and prospects.

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

If the market opportunities for any product candidate that we develop are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.

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

Our estimated addressable markets and market opportunities for our product candidates are based on a variety of inputs, including data published by third parties, our own market insights and internal market intelligence, and internally generated data and assumptions. We have not independently verified any third-party information and cannot be assured of its accuracy or completeness. Market opportunity estimates, whether obtained or derived from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove not to be accurate. Although we believe our market opportunity estimates are reasonable, such information is inherently imprecise. In addition, our assumptions and estimates of market opportunities are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including but not limited to those described in this Form 10-K. If this third-party or internally generated data prove to be inaccurate or if we make errors in our assumptions based on that data, our actual market may be more limited than we estimate it to be. In addition, these inaccuracies or errors may cause us to misallocate capital and other critical business resources, which could harm our business.

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

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence in the future may not be predictive of the results of the later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed on in later stage clinical trials. In particular, the small number of patients in our planned early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. For example, even if successful, the results of our Phase 1 clinical trials of our product candidates PYX-201, PYX-202, PYX-203, PYX-106 and PYX-102 and other product candidates may not be predictive of the results of further clinical trials of these product candidates or any of our other product candidates. Moreover, preclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain marketing licensure of their products. For example, in case of PYX-202, in preparation for our IND filing and based on observation of our GLP studies to date, we have determined that we will need to conduct additional GLP and non-GLP toxicity studies to determine whether PYX-202 is a viable clinical candidate. We will continue to monitor the progress of our PYX-202 program and expect to provide an update about PYX-202 in mid-2022. Our future clinical trials may not ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business, results of operations, financial condition and prospects.

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

Undesirable side effects caused by our product candidates could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory licensure or approval by the FDA or other regulatory authorities. While we have not yet initiated clinical trials for any of our product candidates, it is likely that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny licensure or approval of our product candidates for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects.

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

Our success will partially depend on our ability to develop and protect therapeutics that are more safe, pure, and potent than competing products. Our commercial opportunity and success will be reduced or eliminated if competing products that are safer, more effective, or less expensive than the therapeutics we develop are commercialized.

If our product candidates are licensed, they will compete with a range of therapeutic treatments that are either in development or currently marketed. Indeed, many companies are active across various stages of development in the oncology subsector and are marketing and developing products that employ similar ADC and immunotherapy approaches. As of April 2021, there were approximately 275 ADCs in clinical or preclinical development worldwide, of which the vast majority are being developed for the treatment of various cancer indications. Additionally, there are several large and small companies working on various immunotherapy approaches for treatement of cancer. Multiple companies are also involved in the marketing of ADC therapeutics and Immunotherapy which include, but are not limited to, ADC Therapeutics SA, Astellas Pharma, Inc., AstraZeneca plc, Daiichi Sankyo Company, Ltd., Genentech, Inc., Gilead Sciences, Inc, GlaxoSmithKline, plc, Pfizer, Inc., Rakuten Medical, Inc., Seagen, Inc., Nextcure, Inc. and Abcure, Inc.

Our preclinical ADC and immunotherapy candidates may face substantial competition from alternative therapeutic modalities, such as CAR-T therapies, bispecific antibodies, and small molecules that are being developed for the same cancer types that we are targeting with our pipeline candidates. These approaches could prove to be more effective, safer, or convey other advantages over any products resulting from our technology. In addition, we also face competition on specific targets, including the target of our PYX-201 candidate, EDB, from Philogen S.p.A., the target of our PYX-202 candidate, DLK-1, from Chiome Bioscience, Inc., the target of our PYX-203 product candidate, CD123, from ImmunoGen, Inc., Vincerx Pharma, Inc., Macrogenics and Byondis B.V., the target of our PYX-106 product candidate, BSI-060T, from Nextcure, Inc. lead program - NC318 and the target of our PYX-102 product candidate, Anti-KLRG1, from Abcuro, Inc. Additionally, there is a wide array of activity in the development of immunotherapies for oncology which may be competitive with our preclinical discovery programs. Furthermore, if any of our product candidates are approved in oncology indications such as lung, hematological and other cancers, they may compete with existing approaches to treating cancer including surgery, radiation, and drug therapy, including conventional chemotherapy, biological products, and targeted drug small molecule therapies.

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

The time required to obtain approval or licensure by the FDA and other comparable regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval and licensure policies, regulations or the type and amount of clinical data necessary to gain approval or licensure may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained marketing approval or licensure for any product candidate, and it is possible that none of our existing product candidates, or any product candidates we may seek to develop in the future, will ever obtain marketing approval or licensure.

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

We may seek Breakthrough Therapy designation for our product candidates and some or all of our future product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs or biological products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biological products may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for other expedited approval programs, if meeting regulatory requirements, including accelerated approval.

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

We plan to seek accelerated approval of PYX-201, PYX-202, PYX-203, PYX-106 and PYX-102 and may seek approval of future product candidates using the FDA’s accelerated approval pathway. For any licensure to market a biological product, we must provide the FDA and foreign regulatory agencies with clinical data that adequately demonstrate the safety, purity, and potency of the product for the indication applied for in the BLA or other respective regulatory filings. The Accelerated Approval Program is one of several approaches used by the FDA to make prescription drugs or biological products more rapidly available for the treatment of serious or life-threatening diseases. Section 506(c) of the FDCA provides that the FDA may grant accelerated approval to “a product for a serious or life-threatening condition upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.” Licensure through the Accelerated Approval Program is subject, however, to the requirement that a sponsor perform adequate and well controlled postmarketing clinical trials to verify and describe the drug’s clinical benefit, where there is uncertainty as to the relationship of the surrogate endpoint to the clinical benefit, or of the observed clinical endpoint to ultimate outcome. Typically, clinical benefit is verified when postmarketing clinical trials show that the biological products provide a clinically meaningful positive therapeutic effect, that is, an effect on how a patient feels, functions, or survives. These confirmatory trials must be completed with due diligence. If such confirmatory postmarketing trial fails to confirm the product’s clinical profile or risks and benefits, the FDA may withdraw accelerated approval of the product.

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

In the European Union and the UK, innovative medicinal products are authorized based on a full marketing authorization application and conditional authorization (as opposed to an application for marketing authorization that relies on data in the marketing authorization dossier for another, previously approved medicinal product). Applications for marketing authorization for innovative medicinal products must contain, inter alia, the results of pharmaceutical tests, preclinical tests and clinical trials conducted with the medicinal product for which marketing authorization is sought (and where applicable the results of the pediatric studies unless a waiver or a deferral has been obtained— as described further below).

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

Where an applicant for a marketing authorization submits a full dossier containing its own pharmaceutical, preclinical tests and clinical trials data, and where the application does not fall within the ‘global marketing authorization’ of an existing medicinal product, reference product candidates may receive eight years of data exclusivity and an additional two years of market exclusivity, upon grant of the marketing authorization. If granted, during the data exclusivity period, applicants for approval of biosimilars cannot rely on data contained in the marketing authorization dossier submitted for the already authorized, or reference product candidate, to support their application. The market exclusivity period prevents a successful biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial marketing authorization of the reference product in the EU, but a biosimilar marketing authorization application can be submitted during this time. The overall 10-year market exclusivity period can further be extended by one more year if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, even if a compound is considered to be a new active substance and the innovator is able to gain the period of data and market exclusivity, provided that no other IP or regulatory exclusivities apply, another unrelated company could also apply for a marketing authorization and market another competing medicinal product for the same therapeutic indication if such company obtained its own marketing authorization based on a separate marketing authorization application based on a full self-standing scientific data package supporting the application.

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

In connection with the clinical development of our product candidates for certain indications, we may work with collaborators to develop or obtain access to companion diagnostic tests to identify appropriate patients for our product candidates. We may rely on third parties for the development, testing and manufacturing of these companion diagnostics, the application for and receipt of any required regulatory clearances or approvals, and the commercial supply of these companion diagnostics. The FDA and foreign regulatory authorities regulate companion diagnostics as medical devices that will likely be subject to clinical trials in conjunction with the clinical trials for product candidates, and which will require separate regulatory clearance or approval prior to commercialization. This process could include additional meetings with health authorities, such as a pre-submission meeting and the requirement to submit an investigational device exemption (IDE). In the case of a companion diagnostic that is designated as “significant risk device,” approval of an IDE by the FDA and IRB is required before such diagnostic is used in conjunction with the clinical trials for a corresponding product candidate. We or our third-party collaborators may fail to obtain the required regulatory clearances or approvals, which could prevent or delay approval of our product candidates. In addition, the commercial success of any of our product candidates that require a companion diagnostic will be tied to and dependent upon the receipt of required regulatory clearances or approvals and the continued ability of such third parties to make the companion diagnostic commercially available to us on reasonable terms in the relevant geographies.

If we are required to in the future and if we are unable to successfully develop companion diagnostic tests for our product candidates that require such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these product candidates.

We may be required by the FDA to develop, either by ourselves or with collaborators, companion diagnostic tests for our product candidates for certain indications. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. We have no prior experience with medical device or diagnostic test development. If we choose to develop and seek FDA clearance or approval for companion diagnostic tests on our own, we will require additional personnel with medical device knowledge and expertise. We may rely on third parties for the design, development and manufacture of companion diagnostic tests for our therapeutic product candidates that require such tests. If these parties are unable to successfully develop companion diagnostics for these therapeutic product candidates, or experience delays in doing so, we may be unable to enroll enough patients for our current and planned clinical trials, the development of these therapeutic product candidates may be adversely affected, these therapeutic product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these therapeutics that obtain marketing approval. Any failure to successfully develop this companion diagnostic may cause or contribute to delayed enrollment of this trial and may prevent us from initiating or completing further clinical trials to support marketing approval for our product candidates. As a result, our business, results of operations and financial condition could be materially harmed.

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

If the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusion from government funded healthcare programs. Even if resolved in our favor, litigation or other legal proceedings relating to healthcare laws and regulations may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development, manufacturing, sales, marketing or distribution activities. Uncertainties resulting from the initiation and continuation of litigation or other proceedings relating to applicable healthcare laws and regulations could have an adverse effect on our ability to compete in the marketplace.

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

Lastly, in some foreign countries, the proposed pricing for a drug must be approved before the drug may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, countries in the European Union Member States can restrict the range of medicinal products for which their national health insurance systems provide reimbursement and they can control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these Member States may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A European Union Member State may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Approaches between European Union Member States are diverging. For example, in France, effective market access will be supported by agreements with hospitals and products may be reimbursed by the Social Security Fund. The price of medicines is negotiated with the Economic Committee for Health Products, or CEPs. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the United States and generally prices in the European Union tend to be significantly lower than prices in the United States.

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

Since its enactment, there have been judicial, legislative, and executive branch challenges to certain aspects of the ACA, and on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden had issued an executive order to initiate a special enrollment period from February 15, 2021, through August 15, 2021, for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, policies that create barriers to obtaining access to health insurance coverage through the ACA marketplaces. It is unclear how healthcare reform measures enacted by Congress or implemented by the Biden administration or other efforts to challenge, repeal or replace the ACA, if any, will impact the ACA.

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other changes, led to aggregate reductions of Medicare payments to providers of up to 2% per fiscal year that started in April 2013 and, due to subsequent legislation, will continue into 2031, with the exception of a temporary suspension of the payment reduction from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Unless additional Congressional action is taken, sequestration will start again on April 1, 2022. From April 1 to June 30, 2022, payment for Medicare fee-for-service claims will be adjusted downwards by 1%; beginning July 1, 2022, the payment will be adjusted downwards by 2%.

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

The global data protection landscape is rapidly evolving, and we may be or become subject to or affected by numerous federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, transfer, security and processing of personal information, such as information that we collect about participants and healthcare providers in connection with clinical trials. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, which may create uncertainty in our business, affect our or our service providers’ ability to operate in certain jurisdictions or to collect, store, transfer use and share personal data, result in liability or impose additional compliance or other costs on us. Any failure or perceived failure by us to comply with federal, state or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological waste or hazardous waste insurance coverage, workers compensation or property and casualty and general liability insurance policies that include coverage for damages and fines arising from biological or hazardous waste exposure or contamination.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and clinical and scientific personnel. We are highly dependent upon members of our senior management, including Lara Sullivan, M.D., our Chief Executive Officer, Pamela Connealy, our Chief Financial Officer, Ronald Herbst, Ph.D., our Chief Scientific Officer, Jay Feingold M.D., Ph.D., our Chief Medical Officer, Martina Molsbergen, our interim Chief Business Officer and Ritu Shah, our Chief Operating Officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, the initiation and completion of our planned clinical trials or the commercialization of product candidates or any future product candidates.

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

As of March 25, 2022, we had 56 full-time employees. As our development and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

FDA has since adjusted its inspection activities in response to the ongoing COVID-19 pandemic. On December 29, 2021, the agency implemented temporary changes to its inspectional activities to ensure the safety of its employees and regulated firms. On February 2, 2022, FDA announced that it would resume domestic surveillance inspections across all product areas on February 7, 2022. We cannot predict whether, and when, FDA will decide to pause or resume inspections due to the COVID-19 pandemic.

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

We are a party to license agreements with Pfizer, Inc., or Pfizer, LegoChem Biosciences, Inc., or LegoChem, Biosion USA, Inc., or Biosion, and the University of Chicago, pursuant to which we in-license patents and technology for certain of our product candidates, and we are also party to a collaboration agreement with Alloy Therapeutics, Inc., or Alloy, pursuant to which we may license patents and technology for future product candidates. Our current license agreements and our collaboration agreement impose, and any future license agreements or collaboration agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement and/or other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, while we cannot currently determine the amount of the royalty obligations we would be required to pay on sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

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

We rely on third parties to manufacture our product candidates. Any failure by a third-party manufacturer to produce acceptable raw materials or product candidates for us or to obtain authorization from the FDA or comparable foreign regulatory authorities may delay or impair our ability to initiate or complete our clinical trials, obtain regulatory licensure or approvals or commercialize approved products.

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

We in-license and file patent applications directed to our product candidates in an effort to establish intellectual property positions directed to their compositions of matter as well as uses of these product candidates in the treatment of diseases. Our intellectual property includes patents and patent applications that we own, as well as patents and patent applications that we in-license. For example, our license agreements with Pfizer, LegoChem and Biosion grant us exclusive rights to certain patents and patent applications relating to our product candidates.

We or our licensors have not pursued or maintained, and may not pursue or maintain in the future, patent protection for our product candidates in every country or territory in which we may sell our products, if approved. In addition, we cannot be sure that any of our pending patent applications will issue or that, if issued, they have or will issue in a form that will be advantageous to us. The United States Patent and Trademark Office, or the USPTO, international patent offices or judicial bodies may deny, or significantly narrow claims made under our patent applications and our issued patents may be successfully challenged, may be designed around, or may otherwise be of insufficient scope to provide us with protection for our commercial products.

It is possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO may be significantly narrowed by the time they issue, or claims may not issue at all. The claims of our issued patents or patent applications when issued may not cover our current or future product candidates, or even if such patents provide coverage, the coverage obtained may not provide any competitive advantage. The patent applications that we own, or in-license may fail to result in issued patents with claims that cover our current or any future product candidates in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents cover our current or any future product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Further, if we encounter delays in regulatory licensure or approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

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

We may be subject to a third-party submission of prior art to the USPTO, or other patent offices, in our pending patent applications. Such a submission may preclude the granting of any of our pending patent applications, or may result in patents granting with narrow claims, which could limit our ability to stop others from using or commercializing similar or identical technology and products. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patent rights may be challenged in the courts or patent offices in the United States and abroad. For example, we may become involved in opposition, derivation, reexamination, inter partes review, post-grant review, or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such proceeding, or in litigation, could reduce the scope of our patent claims, result in our patent rights being held invalid, in whole or in part, or unenforceable, or limit the duration of the patent protection of our technology and products, and allow third parties to commercialize our technology or products and compete directly with us without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize our current or any future product candidates.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates such as PYX-201, PYX-202, PYX-203, PYX-106, and PYX-102, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we have or will obtain patent rights. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, provided that the patent is not enforceable for more than 14 years from the date of licensure, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their drug earlier than might otherwise be the case.

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

Our commercial success depends, in part, upon our ability and the ability of others with whom we may collaborate to develop, manufacture, market and sell our current and any future product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any future product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize our current and any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Other companies and research institutions have filed, and may file in the future, patent applications related to antibody-drug conjugates and their therapeutic use. Some of these patent applications have already been allowed or issued, and others may issue in the future. While we may decide to initiate proceedings to challenge the validity of these or other patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our product candidates. Regardless of when filed, we may fail to identify relevant third-party patents or patent applications, or we may incorrectly conclude that a third-party patent is invalid or not infringed by our product candidates or activities. If a patent holder believes our product candidate infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant drug revenue and against whom our own patent portfolio may thus have no deterrent effect. If a patent infringement suit were threatened or brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the therapeutic or product candidate that is the subject of the actual or threatened suit.

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

In addition, we may in the future be subject to claims by our former employees or consultants asserting an ownership right in our patents or patent applications, as a result of the work they performed on our behalf. Although it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own, and we cannot be certain that our agreements with such parties will be upheld in the face of a potential challenge or that they will not be breached, for which we may not have an adequate remedy. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property.

Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. If we breach our University of Chicago, Pfizer, LegoChem or Biosion license agreements or any of the other agreements under which we acquired, or will acquire, intellectual property rights covering our product candidates, we could lose the ability to continue the development and commercialization of the related product.

The licensing of intellectual property is of critical importance to our business and to our current and future product candidates, and we expect to enter into additional such agreements in the future.

In particular, the rights to the intellectual property covering our product candidates PYX-201 and PYX-203 are in-licensed from Pfizer, the rights to the intellectual property covering our product candidate PYX-202 is in-licensed from LegoChem, and the rights to the intellectual property covering our product candidate PYX-106 is in-licensed from Biosion. We may acquire the rights to the intellectual property covering future product candidates from other third-party licensors.

If we fail to meet our obligations under any of our in-license agreements, including the Pfizer License Agreement, the LegoChem License Agreement, or the Biosion License Agreement, then the licensor may terminate the license agreement. If one of our material in-license agreements is terminated, we will lose the right to continue to develop and commercialize the product candidate(s) covered by such in-license agreement. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under our in-license agreements, we may not be able to do so in a timely manner, at an acceptable cost or at all.

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

Filing, prosecuting and defending patents covering our current and any future product candidates in all countries throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we or our licensors have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection but where patent enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents and any future patent claims, or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

Our stock price is highly volatile. As a result of this volatility, investors may not be able to sell their common stock at or above the price they purchased their common stock. The market price for our common stock may be influenced by many factors, including the other risks described in this section of the Form 10-K titled “Risk Factors” and the following:

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business or our market. If no or few securities or industry analysts commence or maintain coverage of us, the trading price for our stock would be negatively impacted. If any of the analysts who cover us issue adverse or misleading research or reports regarding us, our business model, our intellectual property, our stock performance or our market, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval and their interests may conflict with your interests as an owner of our common stock.

As of March 25, 2022, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially own approximately 54.5% of our outstanding common stock. As a result, these stockholders, if acting together, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Approximately 22,341,747 shares are currently prohibited or otherwise restricted from resale as a result of securities law provisions, market standoff agreements entered into by certain of our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters in connection with our IPO. However, subject to applicable securities law restrictions, these shares will be able to be sold in the public market beginning 181 days after the date of our IPO. In addition, BofA Securities, Inc. and Jefferies LLC, on behalf of the underwriters, may release some or all of the shares of common stock subject to lock-up agreements at any time in their sole discretion and without notice, which would allow for earlier sales of shares in the public market. Shares issued upon the exercise of stock options and warrants outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, market stand-off agreements and/or lock-up agreements, as well as Rules 144 and 701 under the Securities Act.

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

An emerging growth company may take advantage of specified reduced reporting requirements and other burdens that are otherwise applicable generally to public companies. These provisions include:

•
being permitted to present only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations in this Form 10-K;
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

We have elected to take advantage of certain of the reduced disclosure obligations and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our investors may be different from the information you might receive from other public reporting companies that are not emerging growth companies in which you hold equity interests. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected not to avail itself of this extended transition period, and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

As a new public company, and particularly after we are no longer an emerging growth company or a smaller reporting company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, [and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage.] These rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors or our board committees or as executive officers. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, subject to certain limitations (including the limitations described below) until such unused losses expire (if at all). As of December 31, 2021, our federal and state net operating losses in the United States were $10.1 million ($48.0 million before tax) and $2.8 million ($45.9 million before tax) respectively. The federal net operating loss carryforwards in the United States can be carried forward indefinitely but may be subject to annual usage limitations to the extent certain substantial changes our ownership occur. The state net operating loss carryforwards begin expiring in 2039. In addition, as of December 31, 2021, we had $1.0 million and $0.6 million of federal and state credit carryovers which begin to expire in 2039. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

Our NOL and credit carryforwards are subject to review and possible adjustment by the IRS, and state tax authorities. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our federal NOL and credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership of our company. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with our IPO. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from our IPO or other transactions, or any resulting limitations on our ability to utilize our NOL carryforwards and other tax attributes. In addition, we may experience ownership changes in the future due to subsequent shifts in our stock, some of which are outside of our control. If we earn taxable income, such limitations could result in increased future income tax liability to us, and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our NOL carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our headquarters are located at 35 Cambridgepark Drive, Cambridge, MA 02140, where we lease approximately 8,955 rentable square feet of office and laboratory space under a lease that terminates on March 31, 2022. On September 29, 2021, we entered into a new lease agreement for approximately 31,659 square feet of an office and laboratory space in 321 Harrison Avenue, Boston, MA 02118. The 10-year lease term begins on April 1, 2022, and ends on December 31, 2032, with an additional five-year option to extend the lease beyond December 31, 2032. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. As of the date of this Annual Report on Form 10-K, we were not a party to any material legal matters or claims and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results or financial condition.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On October 8, 2021, our common stock began trading on The Nasdaq Global Select Market under the symbol “PYXS”. Prior to that time, there was no public market for our common stock.

Holders of Our Common Stock

Broadridge Corporate Issuer Solutions, Inc is our transfer agent and registrar for our common stock. As of the close of business on March 25, 2022, there were approximately 67 holders of record of shares of our common stock. These numbers were derived from our stockholder records and do not include beneficial owners of our common stock whose shares are held in “street” name with various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to declare and pay dividends will be made at the discretion of our board of directors and will depend on various factors, including applicable laws, our results of operations, our financial condition, our capital requirements, general business conditions, our future prospects and other factors that our board of directors may deem relevant. Our ability to pay cash dividends on our capital stock in the future may also be limited by the terms of any preferred securities we may issue or agreements governing any additional indebtedness we may incur.

Recent Sales of Unregistered Equity Securities

During the year ended December 31, 2021, we sold and issued the following unregistered securities:

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

The Company effected a 1-for-6.359 reverse stock split in October 2021. Upon the initial public offering, 22,724,925 shares of Series A and 104,812,248 shares of Series B converted to 20,056,145 shares of common stock.

(ii)
Restricted Common Stock and Stock Option Grants and Exercises
a.
Between January 1, 2021 and December 31, 2021, we granted stock options (net of forfeiture) to purchase an aggregate of 3,326,693 shares of common stock, with exercise prices ranging from $5.34 to $8.71 per share, to our employees, directors, advisors and consultants. Between January 1, 2021 and December 31, 2021, we issued 350,258 shares of our common stock upon the exercise of the restricted common stock and stock options for an aggregate consideration of less than $0.1 million in cash.

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

Use of Proceeds from Initial Public Offering

Our initial public offering of common stock, or the IPO, was affected through a Registration Statement on Form S-1 (File No. 333-259627) that was declared effective by the SEC on October 7, 2021. We issued and sold in aggregate 10,500,000 shares of common stock, at a public offering price of $16.00 per share, for net proceeds of $152.3 million after deducting underwriting discounts, commissions and other offering costs of $15.7 million. BofA Securities, Inc., Jefferies LLC, Credit Suisse Securities (USA) LLC and William Blair & Company, L.L.C. and LifeSci Capital LLC acted as underwriters for the offering. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any of our affiliates. We have invested the net proceeds from the IPO in a money market fund. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 8, 2021.

Securities authorized for issuance under equity incentive plans

The following table summarizes information about our equity incentive plans as of December 31, 2021. All outstanding awards relate to our common stock.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders:
2019 Equity Incentive Plan(2)	3,411,929	$6.22	—
2021 Equity Incentive Plan(2)(3)	2,563,548	$15.19	1,289,259
2021 Employee Stock Purchase Plan(4)	—	$—	424,595
Restricted Common Stock pursuant to Separate Agreements(5)	569,986	$0.01	—
Equity compensation plans not approved by security holders	—	$—	—
Total	6,545,463	$9.15	1,713,854

(1) Restricted Stock Units issued under 2021 Equity Incentive Plan, which do not have an exercise price, are excluded in the calculation of weighted-average exercise price.

(2) On September 27, 2021, our board of directors and stockholders approved the 2021 Equity Incentive Plan, which became effective on the date immediately preceding the date on which our registration statement declared effective by the SEC. The 2021 Plan replaced the 2019 Plan and our board of directors has determined not to make additional awards under the 2019 Plan following the closing of our initial public offering.

(3) The number of shares of common stock reserved for issuance under the 2021 Plan will automatically increase annually on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022, and continuing until (and including) the fiscal year ending December 31, 2031 by lesser of 5% of the total number of shares of common stock outstanding on December 31st of the immediately preceding fiscal year or number of shares as may be determined by our board of directors.

(4) On September 27, 2021, our board of directors and stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on the date immediately preceding the date on which our registration statement declared effective by the SEC. The 2021 ESPP initially reserves and authorizes the issuance of up to a total of 424,595 shares of common stock to participating employees.

(5) In 2019, we issued certain shares of restricted common stock to the employee co-founders and certain non-employee consultants. The shares of restricted common stock were issued pursuant to standalone restricted stock purchase agreements that are independent of the 2019 Plan. The shares of restricted common stock carried a purchase price equivalent of $0.01 per share.

Issuer Purchases of Equity Securities

Not applicable

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Pyxis Oncology,” the “Company,” “we,” “us,” and “our” refer to Pyxis Oncology, Inc. and its subsidiary.

Overview

We are a preclinical oncology company focused on developing an arsenal of next-generation therapeutics to target difficult-to-treat cancers and improve quality of life for patients. We develop our product candidates with the objective to directly kill tumor cells, and to address the underlying pathologies created by cancer that enable its uncontrollable proliferation and immune evasion. We are developing multi-asset, multi-modality portfolio aimed at defeating difficult-to-treat cancers. Since our launch in 2019, we have developed a broad portfolio of novel antibody drug conjugates, or ADCs, immuno-oncology, or (“IO”), product candidates and monoclonal antibody, or mAb, preclinical discovery programs that we are developing as monotherapies and in combination with other therapies.

We take a holistic view of attacking the key drivers of tumor growth and progression within the tumor microenvironment, or TME, including targeting of tumor antigens and modulating the innate and adaptive immune response. The TME is an immunosuppressive environment consisting of cancer cells and stroma, which includes the blood vessels, immune cells, fibroblasts, signaling molecules, and the extracellular matrix that surrounds the tumor. The TME plays multiple roles in tumor formation, progression and metastasis as well as anti-tumor immune activity. We are developing our ADC and IO product candidates and mAb preclinical discovery programs to precisely target key modulators of the adaptive and innate immune system within the TME for difficult-to-treat solid and hematologic tumors. We believe that the diversification of a multi-modality approach optimizes our ability to effectively progress multiple assets for the benefit of patients.

Our ADCs utilize next-generation technologies that, based on observations from preclinical studies, may allow for increased stability and a reduced off target side-effect profile. We in-licensed two ADC programs in March 2021 from Pfizer, one ADC program from LegoChem in December 2020 and one IO program from Biosion in March 2022. Two of our product candidates, PYX-201, and PYX-106 are scheduled for IND submission in the second half of 2022 whereas PYX-203 and PYX-102 are scheduled for IND submission in the second half of 2023.We have additional preclinical mAb discovery programs derived from work at the laboratory of Dr. Thomas Gajewski. We retain full worldwide development and commercialization rights to all our product candidates, with the exception of PYX-202 in South Korea and PYX-106 in Greater China (mainland China, Hong Kong, Macau and Taiwan). We are focusing our efforts on eliminating tumor cells through the selective antibody mediated delivery of cytotoxic payloads and by modulating key immune-associated pathways in the TME. We intend to develop each of our programs as a monotherapy and potentially also in combination with other therapies. We have designed our product candidates to overcome the limitations of ADCs that use conventional conjugation with the aim of providing patients with safer and more efficacious treatment options.

Recent Developments

PYX-106

On March 28, 2022, we entered into a license agreement, or the “Biosion License Agreement,” with Biosion USA, Inc., or Biosion, pursuant to which we licensed worldwide (other than Greater China (mainland China, Hong Kong, Macau and Taiwan)) development and commercialization rights for BSI-060T, a Siglec-15 targeting antibody, an IO product candidate (now referred to as PYX-106), and products containing the licensed compound. PYX-106 is a fully human monoclonal antibody and is engineered with high affinity to block Siglec-15 induced immune suppression and therefore restore T cell proliferation, function and anti-tumor immunity in the TME. PYX-106 is a novel immune checkpoint inhibitor targeting Siglec-15, whose expression profile is generally non-overlapping with PD-L1. Siglec-15 is expressed on M2 macrophages but can also be expressed by tumor cells. Binding of Siglec-15 to an as of yet unknown receptor on T cells leads to suppression of T cell proliferation and function. This inhibition also reduces IFNγ secretion which may further promote Siglec-15 expression. PYX-106 may synergize with and rescue PD(L)-1 targeted therapy activity, with the potential for sequential drug administration to synergize for enhanced anti-tumor activity.

We are initially evaluating our Siglec-15 targeting antibody for the treatment of advanced or metastatic solid tumors, which could include thyroid cancer, HNSCC, NSCLC and other solid tumors where high unmet need exists. We plan to submit an IND for PYX-106 in the second half of 2022.

PYX-102

The anti-KLRG1 mAb, which we referred to as PYX-102, is our first organically built IO development candidate from our internal discovery engine. PYX-102 was identified as a promising IO target through our proprietary target catalog licensed from Tom Gajewski’s lab at the University of Chicago. PYX-102 is an inhibitory immunoreceptor trysine-based inhibitory motif-containing receptor expressed on T cells and NK cells in the tumor microenvironment and acts as an inhibitory immune checkpoint receptor via its interactions with E- and N-Cadherin ligands. We believe that targeting KLRG1 to reprogram these suppressed T and NK cells represents an exciting strategy to promote the full anti-tumor activity of cytotoxic T cells and NK cells in the tumor microenvironment. We are working through our development plans and we anticipate IND submission in the second half of 2023.

PYX-202

In December 2020, we entered into a license agreement, or the “LegoChem License Agreement,” with LegoChem Biosciences, Inc., or LegoChem, pursuant to which we licensed worldwide (other than Korea) development and commercialization rights for LCB67, an ADC product candidate targeting DLK1 (now referred to as PYX-202), and products containing the licensed compound. In studies conducted by LegoChem of preclinical small cell lung cancer, or SCLC, PDX models, as well as in a human cell line-based, or CDX, mouse model of cancer, we have observed significant anti-tumor activity as measured by durable tumor regression. In preparation for our IND filing and based on observation of our GLP studies to date, we have determined that we will need to conduct additional GLP and non-GLP toxicity studies to determine whether PYX-202 is a viable clinical candidate. We will continue to monitor the progress of our PYX-202 program and expect to provide an update about PYX-202 in mid-2022.

Our current pipeline is summarized below.

PYX-106 is an investigational fully human IgG1 isotype Siglec-15 targeting antibody that is designed to block Siglec-15 mediated suppression of T-cell proliferation and function. We plan to initially develop this asset for the treatment of thyroid cancer, Head & Neck Squamous Cell Carcinoma, or HNSCC, non-small cell lung cancer, or NSCLC, and other solid tumors. We licensed worldwide rights, other than in Greater China (mainland China, Hong Kong, Macau and Taiwan), to our Siglec-15 targeting antibody from Biosion USA, Inc. We expect to submit an IND in the second half of 2022.

PYX-102 is an investigational immune-therapeutic consisting of a ligand-blocking antibody which rescues KLRG1-mediated suppression of human CD8+ T cells. KLRG1 ligands E-and N-cadherin are expressed in numerous solid cancers. KLRG1 is an inhibitory ITIM-containing receptor expressed on T cells and NK cells. Blocking ligand/receptor interaction will relieve immune inhibition in these tumors. We anticipate submitting an IND in the second half of 2023.

PYX-201 is an investigational, novel ADC consisting of an Immunoglobulin G1, or IgG1, anti-fibronectin Extradomain-B, or EDB, mAb site-specifically conjugated to auristatin via a cathepsin B-cleavable linker. Fibronectin is a glycoprotein found in the extracellular matrix. Fibronectin EDB regulates blood vessel morphogenesis, which provides the tumor access to nutrition and oxygen, a means to remove waste, and a pathway for metastasizing cells. EDB is overexpressed in many malignancies and is minimally expressed in most normal adult tissues, making it a potentially attractive means to target tumors while sparing healthy cells. In preclinical models of patient derived xenograft, or PDX models, we observed tumor regression with single agent PYX-201. In addition, we observed that the treatment of preclinical syngeneic tumor models with PYX-201 resulted in enhanced T cell infiltration into the TME, which is a hallmark of immunogenic cell death, or ICD, enabling synergistic activity in combination with a checkpoint inhibitor. We anticipate submitting an IND in the second half of 2022.

PYX-202 is an investigational, novel ADC consisting of an IgG1 anti-Delta-like 1 homolog, or DLK1, mAb conjugated to MMAE via a site-specific plasma-stable ß-glucuronide linker. DLK1 is a transmembrane protein normally expressed in embryonic tissues but highly restricted in healthy adult tissues. DLK1 becomes re-expressed in certain solid tumor malignancies. PYX-202 is designed to use the microtubule-disrupting MMAE payload, which is utilized in three currently marketed ADCs providing clinical support that the payload has anti-tumor effect potential. As discussed in Recent Development section above, we are currently in process of doing further testing and analysis and expect to provide an update about PYX-202 in mid-2022.

PYX-203 is an investigational ADC consisting of an IgG1 anti-CD123 mAb antibody conjugated to a novel cyclopropylpyrroloindoline, or CPI dimer payload via a site-specific plasma-stable, cleavable linker. CD123, or IL-3Ra, is a cell surface antigen highly expressed on leukemic stem cells and leukemic blasts in acute myeloid leukemia, or AML. PYX-203, utilizes a novel DNA-damaging toxin, CPI, and we have observed significant anti-tumor activity as measured by the reduction in the frequency of the leukemic cells in the blood and bone marrow in nine disseminated preclinical AML models. We anticipate submitting an IND in the second half of 2023.

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

We have incurred significant operating losses since our inception. We reported net losses of $76.0 million and $12.8 million for the years ended December 31, 2021 and 2020. As of December 31, 2021, we had an accumulated deficit of $91.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses and capital expenditures will increase substantially in connection with our ongoing activities.

COVID-19 Business Update

We are monitoring the potential impact of the COVID-19 pandemic on our business and consolidated financial statements. To date, we have not experienced material business disruptions. We are following, and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention as well as federal, state and local governments regarding working-from-home practices for non-essential employees. For example, the COVID-19 pandemic in Massachusetts resulted in a temporary reduction in workforce presence at our Cambridge research facility. While we have increased workforce presence at our facility, not all employees have returned to our facility, and we cannot be certain that we will not be required to close our facility in the future as a result of the COVID-19 pandemic. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business, and it has the potential to adversely affect our business. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, financial condition and results of operations, see the section titled “Risk Factors” under Part I, Item 1A in this Annual Report.

Licensing and Collaboration Agreements

License Agreement with Pfizer, Inc.

In December 2020, we entered into a license agreement, as amended, the “Pfizer License Agreement,” with Pfizer, Inc., or Pfizer, for worldwide development and commercialization rights to two of Pfizer’s proprietary ADC product candidates (now referred to as PYX-201 and PYX-203), as well as other ADC product candidates directed to the licensed targets. The Pfizer License Agreement became effective in March 2021. The initial exclusively licensed targets are extra domain B (EBD of fibronectin) and CD123 and we have the option to expand the scope of our license to add other licensed targets. Pfizer has also granted us a non-exclusive license to use Pfizer’s FACT platform technology to develop and commercialize the licensed ADCs. In March 2021, we entered into an amendment to the Pfizer License Agreement to include additional know-how within the scope of our license.

Pursuant to the Pfizer License Agreement, we incurred a combined $25.0 million for license fee, consisting of an upfront fee of $5.0 million and issued 12,152,145 shares of Series B convertible preferred stock in 2021 to Pfizer, and are obligated to pay future contingent payments and royalties, including up to an aggregate of $660 million in milestones for the first four licensed ADCs. Additional ADC targets may be licensed for an additional upfront fee, and such targets would be subject to additional regulatory and commercial sales milestones.

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

In partial consideration for the license from the University, we issued to the University 48,919 shares of our Common Stock in 2020. Pursuant to the University License Agreement, we are obligated to pay to the University an annual maintenance fee of $10 thousand commencing on the third anniversary of the effective date, potential development and commercial milestones of up to an aggregate of $7.7 million as well as running royalties on net sales of licensed products at varying rates ranging from less than one percent to the low single digits, subject to a minimum annual royalty ranging from $1.0 million to $3.0 million during certain years following the first commercial sale of a licensed product. Our royalty obligations apply on a licensed product-by-licensed product and country-by-country basis until: (1) for licensed products covered by a valid claim of a licensed patent in a given country, the expiration of such valid claims; and (2) for all other licensed products, 10 years from the first commercial sale of a licensed product in a given country. We are also obligated to pay the University a percentage of certain sublicensing revenue ranging from low- to mid-teens based on the date of entering into the applicable sublicense.

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

In December 2020, we also entered into an opt-in, investment and additional consideration agreement with LegoChem, or the “Opt-In Agreement.” Under the Opt-In Agreement, we issued to LegoChem shares of Series B convertible preferred stock as part of our Series B financing in March 2021. We are also obligated to pay LegoChem a percentage of sublicensing revenue ranging from low-double digits to thirty percent based on the stage of development of the licensed product at the time of entering into the applicable sublicense, which percentage may be increased to up to fifty percent for any upfront payment from a sublicensee under certain circumstances. LegoChem has exercised its option under the Opt-In Agreement to make a $8.0 million payment to us, which payment was made in April 2021, in exchange for the right to receive an extra milestone payment of $9.6 million upon the earliest to occur of certain events, including the date of pricing or offer of the first public offering of our common stock or if we are the subject of a change of control transaction. Upon our IPO in October 2021, the extra milestone payment event triggered and we paid $9.6 million in January 2022 to LegoChem.

The Voxall Joint Venture with Alloy Therapeutics, Inc.

In March 2021, we entered into definitive transaction agreements with Alloy to finance and operate Voxall, a joint venture company formed in collaboration with Alloy to leverage Pyxis Oncology’s site-specific target catalog and Alloy’s ATX-Gx™ platform and antibody discovery services.

Voxall granted to both Pyxis Oncology and Alloy 50% of the voting membership units of Voxall in exchange for certain initial contributions. Our initial contribution included $50 thousand and a non-exclusive fully paid-up license to certain intellectual property owned or controlled by us to enable the collaboration with Voxall. Alloy’s initial contribution included $50 thousand and the execution of a license agreement and a services agreement to enable the collaboration with Voxall. Voxall is governed by a board of directors consisting of an equal number of our representatives and Alloy’s representatives. The protective provisions under Voxall’s operating agreement require the approval of both Pyxis Oncology and Alloy before Voxall may take certain actions.

In connection with the formation of Voxall, we entered into a three-year research collaboration with Alloy and Voxall to identify and select certain biological targets and create development candidate antibodies directed to those targets for further preclinical development, clinical development and commercialization. Under the collaboration agreement, the parties will conduct research under a mutually agreed research plan and budget for up to six research programs focused on mutually selected targets. Each of us and Alloy will provide research support for the collaboration through separate services agreements with Voxall, which services will be paid in the form of promissory notes issued by Voxall. Voxall will own all intellectual property arising from the collaboration, subject to certain exceptions for intellectual property relating to Alloy’s ATX-Gx™ platform.

If a development candidate antibody under a research program meets certain mutually agreed selection criteria, we will have the exclusive option to obtain an exclusive license from Voxall to further develop and commercialize all the development candidate antibodies discovered under that research program. We may in-license one research program on certain pre-agreed financial terms. For all other in-licensed research programs, we will be obligated to pay fair market value as determined by a third-party valuation. Any research program that we do not in-license may be licensed by Voxall to a third party.

License Agreement with Biosion USA, Inc.

On March 28, 2022, we entered into a license agreement, or the “Biosion License Agreement,” with Biosion USA, Inc., or Biosion, pursuant to which we obtained exclusive, worldwide (other than Greater China (mainland China, Hong Kong, Macau and Taiwan)), licenses for development, manufacture and commercialization rights for BSI-060T, a potentially best-in-class Siglec-15 targeting antibody, an IO product candidate (now referred to as PYX-106), and products containing the licensed compound.

Pursuant to the Biosion License Agreement, we agreed to pay an upfront fee of $10 million and are obligated to pay future contingent payments including development, regulatory and commercial milestone up to an aggregate of $217.5 million in case of normal approval and $222.5 million in case of accelerated approval. Additionally, if products are launched, we will pay Biosion tiered royalties on net sales of licensed products in varying royalty rates ranging from low single digits to low teens. Our royalty obligations apply on a licensed product-by-licensed product and country-by-country basis from first commercial sale until the latest to occur of: (1) 12 years from first commercial sale; (2) the expiration of all regulatory or data exclusivity; and (3) the expiration of the last valid claim of a licensed patent covering the licensed product in a country.

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
•
expenses incurred in connection with our product candidates and the development of research programs, including under agreements with third parties, such as consultants, contractors, contract manufacturing organizations, or CMOs, and contract research organizations, or CROs;
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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and personnel-related costs, including stock-based compensation, for our personnel in executive, legal, finance and accounting, human resources and other administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees paid for accounting, auditing, consulting and tax services; insurance costs; travel expenses; and facility costs not otherwise included in research and development expenses.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our programs and platform. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance, and investor and public relations expenses associated with operating as a public company.

Other (Expense) Income

Interest income primarily consists of interest earned on our invested cash and cash equivalent balances.

The change in fair value of derivative liability represents the increase in the fair value of the derivative liability recorded as a result of an opt-in, investment and additional consideration agreement with LegoChem.

Loss from Equity Method Investment in Joint Venture

In March 2021, we entered into definitive transaction agreements with Alloy Therapeutics, Inc. (“Alloy”) and Voxall Therapeutics, LLC to finance and operate Voxall, a joint venture company formed in collaboration with Alloy to leverage our technology and Alloy’s ATX-Gx™ platform and antibody discovery services. We account for our investment in the Voxall joint venture under the equity method of accounting.

Income Taxes

Since our inception, we have not recognized any income tax benefits for the net losses we have incurred or for the research and development tax credits earned in each year and interim period, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss, or NOL, carryforwards and tax credit carryforwards will not be realized.

As of December 31, 2021, our federal and state net operating losses in the United States were $10.1 million ($48.0 million before tax) and $2.8 million ($45.9 million before tax) respectively. The federal net operating loss carryforwards in the United States can be carried forward indefinitely but may be subject to annual usage limitations to the extent certain substantial changes our ownership occur. The state net operating loss carryforwards begin expiring in 2039. In addition, as of December 31, 2021, we had $1.0 million and $0.6 million of federal and state credit carryovers which begin to expire in 2039. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Change
Operating expenses:
Research and development	$51,054	$9,048	$42,006
General and administrative	18,663	3,846	14,817
Total operating expenses:	69,717	12,894	56,823
Loss from operations	(69,717)	(12,894)	(56,823)
Other (expense) income:
Interest income	23	66	(43)
Service fee income from related party	181	—	181
Change in fair value of derivative liability	(6,231)	—	(6,231)
Total other (expense) income:	(6,027)	66	(6,093)
Loss from equity method investment in joint venture	(231)	—	(231)
Net loss	$(75,975)	$(12,828)	$(63,147)

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Change
Research and development program expenses	$40,363	$4,927	$35,436
Personnel-related expenses including stock-based compensation	7,836	2,645	5,191
Other research and development expenses	2,855	1,476	1,379
Total research and development expenses	$51,054	$9,048	$42,006

Research and development expenses increased by $42.0 million, from $9.1 million for the year ended December 31, 2020, to $51.1 million for the year ended December 31, 2021. The program expenses increased by $35.4 million, which was primarily due to license fee of $25.0 million related to Pfizer License Agreement, license fee of $4.4 million related to LegoChem License Agreement, increased cell line development fees of $4.5 million and laboratory supplies of $1.0 million. Personnel-related expenses including stock-based compensation increased by $5.2 million, which was primarily due to higher personnel-related expenses of $2.7 million and higher stock-based compensation of $2.5 million, both of which were due to an increase in headcount to support our research and development activities. Other research and development expenses increased by $1.4 million, which primarily related to the increase in facility maintenance costs and higher depreciation on laboratory equipment.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Change
Personnel-related expenses including stock-based compensation	$8,622	$1,387	$7,235
Professional and consultant fees	7,606	1,610	5,996
Facilities, insurance and other costs	2,435	849	1,586
Total general and administrative expenses	$18,663	$3,846	$14,817

General and administrative expenses increased by $14.8 million, from $3.8 million for the year ended December 31, 2020, to $18.6 million for the year ended December 31, 2021. Personnel-related expenses including stock-based compensation increased by $7.2 million primarily due to higher personnel-related expenses of $3.3 million and higher stock-based compensation of $3.9 million, both of which were due to an increase in headcount. Professional and consultant fees increased by $6.0 million related to recruiting fees, intellectual property counsel fees, accounting fees, audit fees and corporate counsel fees, to support our growth and operations as a public company. Facilities, insurance and other costs increased by $1.6 million to support our internal growth and operations.

Other (Expense) Income

Interest income for the years ended December 31, 2021 and 2020 was less than $0.1 million consisting of interest earned on invested cash and cash equivalent balances.

Other expense consists of change in fair value of the derivative liability of $6.2 million for the year ended December 31, 2021, as a result of the Opt-In Agreement. Service fee income from related party consists of income from services provided to the Voxall joint venture of $0.2 million for the year ended December 31, 2021.

Liquidity and Capital Resources

We had cash and cash equivalents of $274.7 million as of December 31, 2021. For the years ended December 31, 2021 and 2020, we had net losses of $76.0 million and $12.8 million, respectively. As of December 31, 2021, we had an accumulated deficit of $91.7 million.

In October 2021, we completed our IPO in which we sold 10,500,000 shares of our common stock at $16.00 per share and received net proceeds of approximately $152.3 million, after deducting underwriters’ discounts and commissions and other issuance costs.

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. The timing and amount of our funding requirements will depend on many factors, including:

•
the manufacture of product candidates, completion of our IND enabling studies and initiation of Phase 1 clinical trials for PYX-201, PYX-202, PYX-203, PYX-106, and PYX-102;
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

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(35,326)	$(10,084)
Net cash used in investing activities	(590)	(1,483)
Net cash provided by financing activities	304,044	35
Net increase (decrease) in cash, cash equivalents and restricted cash	$268,128	$(11,532)

Operating Activities

During the year ended December 31, 2021, operating activities used $35.3 million of cash, primarily resulting from our net loss of $76.0 million, partially offset by non-cash charges of $34.0 million and net change in our operating assets and liabilities of $6.7 million. The non-cash charges of $34.0 million was primarily due to the $20.0 million of research and development license fees for Pfizer settled in Series B convertible preferred stock, the $6.2 million change in the fair value of derivative liability and $6.4 million in stock-based compensation. The change in our operating assets and liabilities was primarily due to an increase of $9.7 million in accounts payable and accrued expenses and other current liabilities, partially offset by changes in prepaid and other current assets and lease payments of $3.0 million, all of which were due to growth in our business, the advancement of our research programs, and the timing of vendor invoicing and payments.

During the year ended December 31, 2020, operating activities used $10.1 million of cash, primarily resulting from our net loss of $12.8 million, partially offset by non-cash charges of $0.9 million and net cash used in changes in our operating assets and liabilities of $1.8 million. Net cash used in changes in our operating assets and liabilities for the year ended December 31, 2020, consisted primarily of increase of $2.3 million in accounts payable and accrued liabilities.

Investing Activities

During the years ended December 31, 2021 and 2020, net cash used in investing activities was $0.6 million and $1.5 million, respectively, due to purchases of property and equipment. The purchases of property and equipment consists of laboratory equipment, leasehold improvements, and furniture and fixtures. During the year ended December 31, 2021, we also made an investment in our joint venture, Voxall Therapeutics, LLC, for $0.1 million.

Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $304.0 million, consisting primarily of net proceeds of $152.3 million from the issuance of our common stock in the initial public offering and net proceeds of $151.6 million from the sale of our Series B convertible preferred stock.

No significant financing activities other than exercise of stock options during the year ended December 31, 2020.

Outlook

Based on our cash balance as of December 31, 2021 of $274.7 million and our research & development and business development plans, we expect to be able to fund our operating expenses and capital expenditure requirements into the third quarter of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expect.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2021, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods.

We lease our operating facility in Cambridge, Massachusetts under a non-cancellable operating lease agreement for our corporate headquarters and laboratory space which expires in March 2022, with a remaining lease obligation of $0.5 million. On September 29, 2021, we entered into a lease agreement for an office and laboratory space in Boston, Massachusetts. The lease will expire on December 31, 2032, with future undiscounted operating lease payments (base rent) under the lease agreement of $33.8 million over an initial lease period of approximately ten years.

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

Pursuant to the Biosion License Agreement, we are obligated to pay future contingent payments including development, regulatory and commercial milestone up to an aggregate of $217.5 million in case of normal approval and $222.5 million in case of accelerated approval. Additionally, if products are launched, we will pay Biosion tiered royalties on net sales of licensed products in varying royalty rates ranging from low single digits to low teens. Our royalty obligations apply on a licensed product-by-licensed product and country-by-country basis from first commercial sale until the latest to occur of: (1) 12 years from first commercial sale; (2) the expiration of all regulatory or data exclusivity; and (3) the expiration of the last valid claim of a licensed patent covering the licensed product in a country.

We also enter into contracts in the normal course of business with CMOs, and other third parties for preclinical studies. These contracts do not contain minimum purchase commitments and are cancelable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation. These payments are not included in contractual obligations above as the amount and timing of such payments are not known.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are the critical accounting policies used in the preparation of our consolidated financial statements that require significant estimates and judgments.

Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. At each period end, we corroborate the accuracy of these estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include those related to fees paid to:

•
vendors in connection with discovery and preclinical development activities; and
•
CROs in connection with preclinical studies and clinical trials.

We record the expense and accrual related to contract research and manufacturing based on our estimates of the services received and efforts expended considering a number of factors, including our knowledge of the progress towards completion of the research, development and manufacturing activities; invoicing to date under contracts; communication from the CROs, CMOs and other companies of any actual costs incurred during the period that have not yet been invoiced; and the costs included in the contracts and purchase orders. In accruing service fees, we estimate the period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expense accordingly. There have not been any material adjustments to our prior estimates of accrued research and development expenses.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principle or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A framework is used for measuring fair value utilizing a three-tier hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy are as follows:

Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2—Quoted prices in markets that are not considered to be active or financial instrument valuations for which all significant inputs are observable, either directly or indirectly; and

Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Financial instruments are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the investment. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by us in determining fair value is greatest for instruments categorized in Level 3.

Stock-Based Compensation

We maintain an equity incentive plan as a long-term incentive for employees, consultants, and directors. We account for all stock-based awards granted to employees and non-employees based on their fair value on the date of the grant and recognize compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The grant date fair value of the stock-based awards with graded vesting is recognized on a straight-line basis over the requisite service period. We recognize forfeitures related to stock-based compensation awards as they occur and reverse any previously recognized compensation cost associated with forfeited awards in the period the forfeiture occurs.

We value stock options with service conditions using the Black-Scholes option pricing model. The Black-Scholes option-pricing model uses various inputs and we make certain assumptions regarding the fair value of our common stock, the expected volatility of our common stock, the expected term of stock options, the risk-free interest rate for a period that approximates the expected term of our common stock options and our expected dividend yield. The following summarizes the inputs used and assumptions made:

Expected Volatility—We lack company-specific historical and implied volatility information. Therefore, we estimate the expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until we have adequate historical data regarding the volatility of our traded stock price.

Expected Term—We use the simplified method described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”), to determine the expected life of the option grants.

Risk-Free Interest Rate—The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award.

Dividends—Expected dividend yield is zero because we have not paid cash dividends on shares of common stock and do not expect to pay any cash dividends in the foreseeable future.

Determination of Fair Value of Common Stock

Prior to the our IPO on October 8, 2021, the estimated fair value of our common stock has been determined by our board of directors as of the date of grant of each option award, with input from management, considering our most recently available third-party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our common stock valuations were prepared using either an option pricing method, or OPM, or a hybrid method, both of which used market approaches to estimate our enterprise value.

The assumptions underlying these valuations represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could have been materially different.

Since the completion of our IPO on October 8, 2021, it is no longer necessary for our board of directors to estimate the fair value of our common stock in connection with our accounting for stock option grants and other such awards that we may grant, as the fair value of our common stock is based on the publicly quoted market price of our common stock.

Leases

Operating lease right-of-use (“ROU”) assets represent our right to use an underlying asset during the lease term, and operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are initially recognized and measured based on the present value of the future fixed lease payments over the expected lease term at commencement date calculated using our incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable. We determine the lease term as the non-cancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease ROU assets also include any initial direct costs incurred and any lease payments made on or before the lease commencement date, less lease incentives received. Operating lease ROU assets are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Leases with a term of 12 months or less are not recognized on the consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease costs such as common area costs and other operating costs are expensed as incurred. We account for lease and non-lease components as a single lease component for all its facilities leases. We had no finance leases as of December 31, 2021 and 2020.

Income Taxes

We account for income taxes in accordance with FASB ASC 740, Income Taxes (“ASC 740”), which requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between amounts in the consolidated financial statements and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income tax (benefit) expense in the consolidated statements of operations and comprehensive loss in the period that includes the enactment date.

We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances.

Recent Accounting Pronouncements

For information with respect to recently issued accounting standards and the impact of these standards on our consolidated financial statements, refer to “Note 2 — Summary of Significant Accounting Policies” in our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Jumpstart Our Business Startups Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards. We are an “emerging growth company,” as defined in the JOBS Act. Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period, and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

We are also a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and have reduced disclosure obligations regarding executive compensation, and, similar to emerging growth companies, if we are a smaller reporting company with less than $100 million in annual revenue, we would not be required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Under SEC rules and regulations, because we are considered to be a “smaller reporting company”, we are not required to provide the information required by this item in this report.

Item 8. Financial Statements and Supplementary Data.

The financial information required by Item 8 is located beginning on page F-1 of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021, at the reasonable assurance level.

Management’s Report on Internal Controls over Financial Reporting.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

Attestation Report of the Registered Public Accounting Firm.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B. Other Information.

On March 28, 2022, we entered into a license agreement, or the “Biosion License Agreement,” with Biosion USA, Inc., or Biosion, pursuant to which we obtained exclusive, worldwide (other than Greater China (mainland China, Hong Kong, Macau and Taiwan)), licenses for development, manufacture and commercialization rights for BSI-060T, a Siglec-15 targeting antibody, an IO product candidate (now referred to as PYX-106), and products containing the licensed compound.

Pursuant to the Biosion License Agreement, we agreed to pay an upfront fee of $10 million and are obligated to pay future contingent payments including development, regulatory and commercial milestone up to an aggregate of $217.5 million in case of normal approval and $222.5 million in case of accelerated approval. Additionally, if products are launched, we will pay Biosion tiered royalties on net sales of licensed products in varying royalty rates ranging from low single digits to low teens. Our royalty obligations apply on a licensed product-by-licensed product and country-by-country basis from first commercial sale until the latest to occur of: (1) 12 years from first commercial sale; (2) the expiration of all regulatory or data exclusivity; and (3) the expiration of the last valid claim of a licensed patent covering the licensed product in a country.

Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC, with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC, with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC, with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC, with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC, with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(3)
Exhibits:

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Pyxis Oncology, Inc.	10-Q	001-40881	3.1	November 15, 2021
3.2	Amended and Restated Bylaws of Pyxis Oncology, Inc.	10-Q	001-40881	3.1	November 15, 2021
4.1	Description of registrant’s securities					X
10.1	Amended and Restated Investor Rights Agreement, dated March 5, 2021	S-1/A	333-259627	10.1	October 1, 2021
10.2+	Form of Indemnification Agreement	S-1/A	333-259627	10.2	October 4, 2021
10.3+	Employment Agreement between Pyxis Oncology, Inc. and Lara Sullivan, M.D.	S-1/A	333-259627	10.3	October 4, 2021
10.4+	Pyxis Oncology, Inc. 2019 Equity Incentive Plan	S-8	333-260441	4.3	October 22, 2021
10.5+	Pyxis Oncology, Inc. 2021 Equity Incentive Plan	S-8	333-260441	4.4	October 22, 2021
10.6+	Pyxis Oncology, Inc. Employee Stock Purchase Plan	S-8	333-260441	4.5	October 22, 2021
10.7†	License Agreement by and between Pyxis Oncology, Inc. and Pfizer Inc., dated December 8, 2020	S-1	333-259627	10.7	September 17, 2021
10.8†	Amendment No. 1 to License Agreement by and between Pyxis Oncology, Inc. and Pfizer Inc., dated March 22, 2021	S-1	333-259627	10.8	September 17, 2021
10.9†	Exclusive License Agreement between the University of Chicago and Pyxis Oncology for Cancer Immunotherapy Technology, dated April 16, 2020	S-1	333-259627	10.9	September 17, 2021
10.10†	License Agreement between Pyxis Oncology, Inc. and LegoChem Biosciences Inc., dated December 1, 2020	S-1	333-259627	10.10	September 17, 2021
10.11†	First Amendment to License Agreement between Pyxis Oncology, Inc. and LegoChem Biosciences Inc., dated February 25, 2021	S-1	333-259627	10.11	September 17, 2021
10.12†	Opt-In, Investment and Additional Consideration Agreement between Pyxis Oncology, Inc. and LegoChem Biosciences, Inc., dated December 1, 2020	S-1	333-259627	10.12	September 17, 2021
10.13	Amendment to Opt-In, Investment and Additional Consideration Agreement between Pyxis Oncology, Inc. and LegoChem Biosciences, Inc., dated August 2, 2021	S-1/A	333-259627	10.13	October 1, 2021
10.14†	Collaboration Agreement by and among Pyxis Oncology, Inc., Alloy Therapeutics, Inc. and Voxall Therapeutics, LLC., dated March 30, 2021	S-1/A	333-259627	10.14	October 1, 2021
10.15	Lease by and between B9 LS Harrison & Washington LLC and Pyxis Oncology, Inc., dated September 29, 2021.	S-1/A	333-259627	10.15	October 1, 2021
10.16+	Employment Agreement between Pyxis Oncology, Inc. and Pamela Connealy.	S-1/A	333-259627	10.16	October 4, 2021
10.17+	Employment Agreement between Pyxis Oncology, Inc. and Jay Feingold, M.D.	S-1/A	333-259627	10.17	October 4, 2021
10.18+	Employment Agreement between Pyxis Oncology, Inc. and Ronald Herbst, Ph.D.	S-1/A	333-259627	10.18	October 4, 2021
21.1	List of Subsidiaries					X
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

+ Indicates management contract or compensatory plan.

† Certain confidential information contained in this exhibit, marked by [***], has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pyxis Oncology, Inc.

Date: March 29, 2022	By:	/s/ Lara Sullivan
Lara Sullivan, M.D.
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lara Sullivan, M.D. and Pamela Connealy and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lara Sullivan	Chief Executive Officer; Director	March 29, 2022
Lara Sullivan, M.D.	(Principal Executive Officer)

/s/ Pamela Connealy	Chief Financial Officer	March 29, 2022
Pamela Connealy	(Principal Financial and Accounting Officer)

/s/ John Flavin	Chairman of the Board of Directors	March 29, 2022
John Flavin

/s/ Mark Chin	Director	March 29, 2022
Mark Chin

/s/ Freda Lewis-Hall	Director	March 29, 2022
Freda Lewis-Hall, M.D.

/s/ Thomas Civik	Director	March 29, 2022
Thomas Civik

/s/ Darren Cline	Director	March 29, 2022
Darren Cline

PYXIS ONCOLOGY, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Pyxis Oncology, Inc.

Opinion on the Consolidated financial statements

We have audited the accompanying consolidated balance sheets of Pyxis Oncology, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Boston, Massachusetts

March 29, 2022

PYXIS ONCOLOGY, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$274,735	$8,080
Restricted cash	1,472	—
Prepaid expenses and other current assets	2,466	23
Total current assets	278,673	8,103
Property and equipment, net	1,007	1,103
Operating lease right-of-use assets	232	836
Other assets, noncurrent	109	109
Total assets	$280,021	$10,151
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$11,951	$1,077
Accrued expenses and other current liabilities	6,592	1,997
Operating lease liabilities, current portion	165	615
Total current liabilities	18,708	3,689
Operating lease liabilities, net of current portion	—	165
Total liabilities	18,708	3,854
Commitments and contingencies (Note 16)
Series A convertible preferred stock, $0.001 par value per share; zero and 22,724,926 shares authorized as of December 31, 2021 and 2020, respectively, zero and 22,724,925 issued and outstanding as of December 31, 2021 and 2020, respectively, liquidation value of $22,000 as of December 31, 2020	—	21,942
Series B convertible preferred stock, $0.001 par value per share; zero shares authorized, issued and outstanding as of December 31, 2021 and 2020	—	—
Stockholders’ equity (deficit):
Preferred stock, par value $0.001 per share, 10,000,000 and zero shares authorized as of December 31, 2021 and 2020, respectively, zero shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.001 par value per share; 190,000,000 and 40,300,000 shares authorized as of December 31, 2021 and 2020, respectively; 32,792,867 and 2,177,956 shares issued as of December 31, 2021 and 2020, respectively and 32,222,881 and 1,289,342 shares outstanding at December 31, 2021 and 2020, respectively	32	1
Additional paid-in capital	352,999	97
Accumulated deficit	(91,718)	(15,743)
Total stockholders’ equity (deficit)	261,313	(15,645)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$280,021	$10,151

The accompanying notes are an integral part of these consolidated financial statements.

PYXIS ONCOLOGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$51,054	$9,048
General and administrative	18,663	3,846
Total operating expenses	69,717	12,894
Loss from operations	(69,717)	(12,894)
Other (expense) income:
Interest income	23	66
Service fee income from related party	181	—
Change in fair value of derivative liability	(6,231)	—
Total other (expense) income	(6,027)	66
Loss from equity method investment in joint venture	(231)	—
Net loss and comprehensive loss	$(75,975)	$(12,828)
Net loss per common share - basic and diluted	$(8.95)	$(12.45)
Weighted average shares of common stock outstanding - basic and diluted	8,493,273	1,030,556

The accompanying notes are an integral part of these consolidated financial statements.

PYXIS ONCOL OGY, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2019	22,724,925	$21,942	828,356	$1	$40	$(2,915)	$(2,874)
Issuance of common stock	—	—	49,061	—	3	—	3
Vesting of restricted common stock	—	—	411,925	—	10	—	10
Stock-based compensation	—	—	—	—	44	—	44
Net loss	—	—	—	—	—	(12,828)	(12,828)
Balance at December 31, 2020	22,724,925	$21,942	1,289,342	$1	$97	$(15,743)	$(15,645)
Issuance of Series B convertible preferred stock to Pfizer, Inc. (Refer to Note 3)	12,152,145	20,000	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of issuance costs of $419	92,660,103	152,081	—	—	—	—	—
Issuance of shares of common stock through initial public offering, net of underwriting commission and issuance costs of $15,704	—	—	10,500,000	11	152,285	—	152,296
Conversion of Series A and Series B convertible preferred stock into shares of common stock	(127,537,173)	(194,023)	20,056,145	20	194,003	—	194,023
Stock options exercised	—	—	70,396	—	170	—	170
Vesting of restricted common stock	—	—	306,998	—	3	—	3
Stock-based compensation	—	—	—	—	6,441	—	6,441
Net loss	—	—	—	—	—	(75,975)	(75,975)
Balance at December 31, 2021	—	$—	32,222,881	$32	$352,999	$(91,718)	$261,313

The accompanying notes are an integral part of these consolidated financial statements.

PYXIS ONCOLOGY, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020
Operating activities
Net loss	$(75,975)	$(12,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	647	469
Stock-based compensation	6,441	44
Non-cash research and development expenses	20,000	—
Non-cash lease expense	604	365
Non-cash loss from equity method investment in joint venture	50	—
Changes in fair value of derivative liability	6,231	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,444)	(13)
Accounts payable	4,643	558
Accrued expenses and other current liabilities	5,092	1,742
Operating lease liabilities	(615)	(421)
Net cash used in operating activities	(35,326)	(10,084)
Investing activities
Purchase of property and equipment	(540)	(1,483)
Investment in joint venture	(50)	—
Net cash used in investing activities	(590)	(1,483)
Financing activities
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	151,581	—
Proceeds from issuance of common stock in initial public offering, net of issuance costs	152,296	—
Proceeds from issuance of common stock	—	3
Proceeds from the exercise of stock options	167	32
Net cash provided by financing activities	304,044	35
Net increase (decrease) in cash, cash equivalents, and restricted cash	268,128	(11,532)
Cash, cash equivalents and restricted cash at beginning of year	8,188	19,720
Cash, cash equivalents and restricted cash at end of year	$276,316	$8,188
Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$11	$28
Operating lease right-of-use asset obtained in exchange for new operating lease liabilities	$—	$1,186
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$274,735	$8,080
Restricted cash	1,581	108
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$276,316	$8,188

The accompanying notes are an integral part of these consolidated financial statements.

PYXIS ONCOLOGY, INC.

Notes to Consolidated Financial Statements

1. Organization and Nature of Business

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

The Company has determined that it has one operating and reporting segment.

Reverse Stock Split

On October 1, 2021, the Company effected a 1-for-6.359 reverse stock split of its issued and outstanding common stock and stock option awards. The par value of the common stock and preferred stock was not adjusted as a result of the reverse stock split. The reverse stock split resulted in an adjustment to the convertible preferred stock conversion price to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. The shares of common stock underlying outstanding stock options and restricted stock units were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities.

All issued and outstanding shares of common stock, restricted stock units, stock option awards and per share data have been adjusted on a retrospective basis in these consolidated financial statements, to reflect the reverse stock split for all periods presented.

Initial Public Offering

On October 8, 2021, the Company completed an initial public offering (“IPO”) in which the Company issued and sold 10,500,000 shares of its common stock at a public offering price of $16.00 per share, for aggregate gross proceeds of $168.0 million. The Company raised approximately $152.3 million in net proceeds after deducting underwriting discounts and commissions of $11.8 million and offering expenses of $3.9 million.

Upon closing of the IPO, all of the outstanding shares of Series A Convertible Preferred stock (“Series A Preferred Stock”), and Series B Convertible Preferred Stock (“Series B Preferred Stock”) automatically converted into 20,056,145 shares of common stock of the Company. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding.

In connection with the closing of the IPO, the Company filed an amended and restated certificate of incorporation (“Amended Certificate of Incorporation”) to change the authorized capital stock to 200,000,000 shares of which 190,000,000 are designated as voting common stock and 10,000,000 are designated as undesignated preferred stock, all with a par value of $0.001 per share.

Liquidity

As of December 31, 2021, the Company had an accumulated deficit of $91.7 million. The Company has incurred losses and negative cash flows from operations since inception, including net losses of $76.0 million and $12.8 million for the years ended December 31, 2021 and 2020, respectively.

To date, the Company has primarily financed its operations through the sale of convertible preferred stocks and the proceeds from IPO. The Company has not generated any revenues to date and does not anticipate generating any revenues unless and until it successfully completes development and obtains regulatory approval for its current or any future product candidates. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to expand its research and development programs, business development activities and develop its product candidates.

The Company currently expects that its existing cash and cash equivalents of $274.7 million as of December 31, 2021 will be sufficient to fund its operating expenses and capital requirements at least twelve months from the date these consolidated financial statements are issued. Additional funding may be necessary to fund future clinical and preclinical activities.

The Company plans to continue to fund its losses from operations and capital funding needs through issuance of equity securities, convertible or debt financings or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Company’s fiscal year ends on December 31 and its first three quarters end on March 31, June 30 and September 30. The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The consolidated financial statements include the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated upon consolidation.

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has irrevocably elected not to avail itself of this extended transition period, and, as a result, the Company will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expense, and related disclosures. The Company regularly evaluates estimates and assumptions related to assets, liabilities, stock-based compensation, derivative liability, research and development accruals, operating leases, assessment of the useful lives of property and equipment, valuation of deferred tax assets and liabilities, impairment of investment in joint venture, and research and development costs. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Additionally, the management considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and there was not a material impact to the Company’s consolidated financial statements as of and for the year ended December 31, 2021. However, the extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s financial statements is highly uncertain and subject to change.

Actual results could differ from those estimates and there may be changes to management’s estimates in future periods.

Risks and Uncertainties

The Company is subject to risks common to early-stage companies in the biopharmaceutical industry including, but not limited to, uncertainties related to commercialization of products, regulatory approvals, dependence on key suppliers for active ingredients and third-party service providers such as contract research organizations, protection of intellectual property rights and the ability to make milestone, royalty or other payments due under any license, collaboration or supply agreements.

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

Cash and Cash Equivalents

The Company considers all short term, highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist primarily of money market funds as of December 31, 2021 and 2020.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principle or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, the first two are considered observable and the last is considered unobservable:

Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2—Quoted prices in markets that are not considered to be active or financial instrument valuations for which all significant inputs are observable, either directly or indirectly; and

Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3.

Property and Equipment, net

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful lives of the related assets as follows:

Estimated Useful Life (Years)
Laboratory equipment	3
Furniture and office equipment	3
Leasehold improvements	Shorter of remaining life of lease or useful life

Depreciation and amortization expense is included in research and development and general and administrative expenses. Major additions and upgrades are capitalized; maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred. Upon retirement or sale, the cost of assets disposed of, and the related accumulated depreciation and amortization are removed from the respective accounts and any resulting gain or loss is included in income (loss) from operations.

Impairment of Long-Lived Assets

The Company evaluates the long-lived assets, which consist of property and equipment and operating lease right-of-use assets, for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. Management then determines whether the remaining useful life continues to be appropriate, or whether there has been an impairment of long-lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets’ recovery. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company recognized no impairment losses for the years ended December 31, 2021 and 2020.

Leases

Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are initially recognized and measured based on the present value of the future fixed lease payments over the expected lease term at the commencement date calculated using the Company’s incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable. The Company determines the lease term as the non-cancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease ROU assets also include any initial direct costs incurred and any lease payments made on or before the lease commencement date, less lease incentives received. Operating lease ROU assets are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Leases with a term of 12 months or less are not recognized on the consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease costs such as common area costs and other operating costs are expensed as incurred. The Company accounts for lease and non-lease components as a single lease component for all its facilities leases. The Company had no finance leases as of December 31, 2021 and 2020.

Investment in Joint Venture

Investment in the Company’s joint venture is accounted for using the equity method of accounting. The Company apply the equity method of accounting to investments when the Company has significant influence, but not controlling interest in the investee. Judgment regarding the level of influence over equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. Under the equity method, investments are initially recorded at cost and are adjusted for dividends, distributed and undistributed earnings and losses, and additional investments. In the event the Company’s share of a joint venture’s cumulative losses exceeds the Company’s investment balance, the balance is reported at zero value until proportionate income exceeds the losses. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable.

Contingencies

The Company, from time to time, may be a party to various disputes and claims arising from normal business activities. The Company continually assesses disputes and claims including resulting litigation to determine if an unfavorable outcome would lead to a probable loss or reasonably possible loss which could be estimated. The Company accrues for all contingencies at the earliest date at which the Company deems it probable that a liability has been incurred and the amount of such liability can be reasonably estimated. If the estimate of a probable loss is a range and no amount within the range is more likely than another, the Company accrues the minimum of the range. In the cases where the Company believes that a reasonably possible loss exists, the Company discloses the facts and circumstances of the contingencies, including an estimable range, if possible.

Research and Development Expenses

The Company expenses research and development costs as incurred. The Company’s research and development expenses consist primarily of license fees to acquire intellectual property which does not meet the definition of intangible assets and costs incurred in performing research and development activities, including personnel-related expenses such as salaries, stock-based compensation and benefits, facilities costs, depreciation as well as external costs for outside vendors engaged to conduct preclinical development activities and license fees. The Company accrues expenses related to development activities performed by third parties based on an evaluation of services received and efforts expended pursuant to the terms of the contractual arrangements. Payments under some of these contracts depend on preclinical trial milestones. There may be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment of expenses. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts the accrual or prepaid expense accordingly.

Stock-Based Compensation

The Company maintains an equity incentive plan as a long-term incentive for employees, consultants, and directors. The Company accounts for all stock-based awards granted to employees and non-employees based on their fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The grant date fair value of the stock-based awards with graded vesting is recognized on a straight-line basis over the requisite service period. The Company recognizes forfeitures related to stock-based compensation awards as they occur and reverses any previously recognized compensation cost associated with forfeited awards in the period the forfeiture occurs. The Company classifies stock-based compensation expense in the statement of operations in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified.

The Company values its stock options with service conditions using the Black-Scholes option pricing model. The Company use certain assumptions to determine fair value of the stock options pursuant to the Black-Scholes option pricing model, including the expected life of the award, volatility of the underlying shares, the risk-free interest rate, expected dividend yield and the fair value of the Company’s common stock. Since the Company has no option exercise history, the Company uses the simplified method described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”), to determine the expected life of the option grants. The Company lacks sufficient company-specific historical and implied volatility information. Therefore, the Company estimates the expected stock volatility based on the historical volatility of a publicly traded set of peer companies. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the equity award. As the Company has never paid and does not anticipate paying cash dividends on its common stock, the expected dividend yield is considered as zero.

Prior to the completion of the Company’s IPO, the fair value of the Company's common stock which is one of the key input in Black-Scholes option pricing model, was determined by the board of directors with input from management and based on certain assumptions including probability weighting of events, business and market conditions, volatility, time to liquidation, a risk-free interest rate and an assumption for a discount for lack of marketability. The Company used 409A valuations to determine the fair value of the shares of common stock. The 409A valuations were performed using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. After completion of the IPO, on October 8, 2021, the Company uses the fair value of its publicly traded common stock to determine grant date fair value.

For restricted stock awards issued pursuant to standalone restricted stock purchase agreements, the fair value of each award was estimated based on the estimated fair value of the Company’s common stock, less the amount paid by the grantee. The Company recognized deposit liability for restricted stock awards issued pursuant to standalone restricted stock purchase agreements. As the awards of restricted stock vest, the Company reclassifies the deposit liability to additional paid-in capital.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes (“ASC 740”), which requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between amounts in the consolidated financial statements and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income tax (benefit) expense in the consolidated statements of operations and comprehensive loss in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances.

Classification and Accretion of Convertible Preferred Stock

Classification of the Company’s convertible preferred stock was treated as mezzanine financing and not as part of stockholders’ equity (deficit) because the holders of such shares had liquidation rights in the event of a deemed liquidation that, in certain situations, were not solely within the control of the Company and would require the redemption of the then-outstanding convertible preferred stock. The convertible preferred stock was not redeemable, except in the event of certain deemed liquidation events enumerated in the Company’s certificate of incorporation. Because the occurrence of a deemed liquidation event was not probable, the carrying values of the convertible preferred stock were not accreted to their redemption values. Subsequent adjustments to the carrying values of the convertible preferred stock would be made only when a deemed liquidation event becomes probable. Shares of preferred stock were automatically convertible into shares of common stock at the earlier of (i) the closing of a firm-commitment underwritten public offering resulting in at least $50.0 million of gross proceeds in the aggregate to the Company, prior to deductions for underwriting discounts, commission and expenses or (ii) the date and time, or occurrence of an event, specified by a vote of the Series A and Series B Stockholders. Upon closing of the IPO, all of the outstanding Series A and Series B convertible preferred stock automatically converted into common stock, resulting in no outstanding convertible preferred stock as of December 31, 2021.

Net Loss per Share

The Company follows the two-class method when computing net income (loss) per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to share in the earnings as if all income (loss) for the period had been distributed.

Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the diluted weighted average number of common shares outstanding for the period, including potential dilutive common shares.

The Company’s participating securities contractually entitle the holders of such shares to participate in dividends but do not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Recently Adopted Accounting Pronouncements

In January 2020, the FASB issued ASU 2020-01, Investments — Equity Securities (Topic 321), Investments — Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The new guidance addresses accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted this ASU from January 1, 2021 and the adoption did not have any impact on the Company’s consolidated financial position, results of operations, or cash flows.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses on available-for-sale debt securities to be recorded through an allowance for credit losses instead of as a reduction in the amortized cost basis of the securities. As an emerging growth company, ASU 2016-13 will become effective for the Company for fiscal years beginning after December 15, 2022, and early adoption is permitted. The Company is currently evaluating the new standard and expects it to have no material impact on the Company’s consolidated financial statements and related disclosures.

Recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to, have a material impact on the Company’s unaudited consolidated financial statements and related disclosures.

3. Licensing Agreements

The University of Chicago Agreement

In April 2020, the Company entered into a license agreement (the “University License Agreement”), as well as a sponsored research agreement, with the University of Chicago (the “University”) to obtain an exclusive license under certain patents resulting from research performed, in-part, by the Company’s scientific founder, as well as a non-exclusive license to certain know-how and materials relating thereto. Under the terms of the license, the Company has the global right to develop and commercialize products that are covered by a valid claim of a licensed patent, incorporate or use the licensed know-how and materials or are known to assess, modulate or utilize the activity of certain specified biological targets.

In partial consideration for the license from the University, the Company issued to the University 48,919 shares of its common stock in 2020. The Company recorded the value of the shares issued of $3 thousand as research and development expenses during the year ended December 31, 2020. The Company has not incurred any expenses relating to the University License Agreement during the year ended December 31, 2021. Pursuant to the University License Agreement, the Company is obligated to pay to the University an annual maintenance fee of $10,000 commencing on the third anniversary of the effective date, potential development and commercial milestones of up to $7.7 million as well as running royalties on net sales of licensed products at varying rates ranging from less than a percent to the low single digits, subject to a minimum annual royalty of up to $3.0 million during certain years following the effective date. The Company’s royalty obligations apply on a licensed product-by-licensed product and country-by-country basis until: (1) for licensed products covered by a valid claim of a licensed patent in a given country, the expiration of such valid claims; and (2) for all other licensed products, ten (10) years from the first commercial sale of a licensed product in a given country. The Company is also obligated to pay the University a percentage of certain sublicensing revenue ranging from low- to mid-teens based on the date of entering into the applicable sublicense.

The Company assessed the milestone and royalty events under University License Agreement as of December 31, 2021 and 2020, and determined that no such amounts were required.

Pfizer, Inc. Agreement

In December 2020, the Company entered into a license agreement, as amended (the “Pfizer License Agreement”) with Pfizer, Inc. (“Pfizer”) for worldwide development and commercialization rights to antibody drug conjugate ("ADC") product candidates directed to certain licensed targets, including PYX-201 and PYX-203, and products containing the ADC product candidates. The Pfizer License Agreement became effective for the Company in March 2021. The Company’s rights are exclusive with respect to certain patents owned or controlled by Pfizer covering the licensed ADCs. Pfizer has also granted the Company a non-exclusive license to use Pfizer’s ADC technology platform to develop and commercialize the licensed ADCs and licensed products. The initial licensed targets include CD123 and extra domain B (EBD of fibronectin) and the Company has the option to expand the scope of its license to add additional licensed targets that have not been licensed to a third party or are not the subject of a Pfizer ADC development program. In March 2021, the Company entered into an amendment to the Pfizer License Agreement to include additional know-how within the scope of its license. The Company determined that substantially all of the fair value of the Pfizer License Agreement was attributable to in-process research and development and no substantive processes were acquired that would constitute a business. The Company concluded that it did not have any alternative future use for the acquired in-process research and development associated with the agreements. Thus, the Company recorded payments made under the License Agreement as research and development expenses in the consolidated statements of operations and comprehensive loss.

Pursuant to the Pfizer License Agreement, the Company paid a combined $25.0 million for license fee, which was recorded in research and development expense in the consolidated statement of operations and consists of an upfront fee equal to a cash payment of $5.0 million and the issuance of 12,152,145 shares of Series B convertible preferred stock with a value of $20.0 million in 2021 to Pfizer, and is obligated to pay future contingent payments and royalties, including up to an aggregate of $660 million in milestones for the first four licensed ADCs. Additional ADC targets may be licensed for a nominal upfront and milestones. Additionally, if products are launched, the Company will pay Pfizer tiered royalties on net sales of licensed products in varying royalty rates ranging from low single digits to mid-teens. The Company’s royalty obligations apply on a licensed product-by-licensed product and country-by-country basis from first commercial sale until the latest to occur of: (1) 12 years from first commercial sale; (2) the expiration of all regulatory or data exclusivity; and (3) the expiration of the last valid claim of a licensed patent covering the licensed product in a country. The Company is also obligated to pay Pfizer a percentage of certain sublicensing revenue ranging from thirty percent to low-double digits based on the stage of development of the licensed product at the time of entering into the applicable sublicense. If the Company effected a change of control transaction or sold all or substantially all of its assets relating to the Pfizer License Agreement within 12 months from the effective date or closing of the IPO, the Company would have been required to make a one-time payment to Pfizer of up to $20.0 million. No such event took place during the year and the one-time payment was not required.

The Company assessed the milestone, royalty and other events under Pfizer License Agreement as of December 31, 2021, and determined that no such amounts were required.

LegoChem Biosciences, Inc. Agreements

In December 2020, the Company entered into a license agreement (the “LegoChem License Agreement”) with LegoChem Biosciences, Inc. (“LegoChem”) pursuant to which the Company licensed worldwide (other than Korea) development and commercialization rights for LCB67, an ADC product candidate targeting DLK-1, and products containing the licensed compound. The Company has the right to request that LegoChem use commercially reasonable efforts at the Company’s cost to modify the licensed compound if there are certain technical failures of the licensed compound that the Company believes are attributable to the linker or the payload used in the licensed compound, and the modified compound will replace the unmodified version as the licensed compound. In February 2021, the Company entered into an amendment to the LegoChem License Agreement to include additional patents within the scope of its license. The Company determined that substantially all of the fair value of the LegoChem License Agreement was attributable to in-process research and development and no substantive processes were acquired that would constitute a business. The Company concluded that it did not have any alternative future use for the acquired in-process research and development associated with the agreements. Thus, the Company recorded payments made under the LegoChem License Agreement as research and development expenses in the consolidated statements of operations and comprehensive loss.

Pursuant to the LegoChem License Agreement, the Company paid $0.5 million in 2020 and $9.0 million in 2021 and is required to purchase certain initial quantities of licensed product from LegoChem for an estimated cost of $7.0 million. The Company recorded upfront payment of $0.5 million in 2020 and $9.0 million in 2021 as research and development expenses. No expenses incurred related to the manufacturing of the initial quantities of licensed product for the year ended December 31, 2021. The Company is also obligated to pay up to $284.5 million to LegoChem if certain development, regulatory and sales milestones are achieved, as well as tiered royalties on net sales of licensed products ranging from mid-single digit to high-single digit royalty rates. The Company’s royalty obligations apply on a licensed product-by-licensed product and country-by-country basis until the latest to occur of: (1) the date of expiration of the last valid claim of a licensed patent covering the licensed product; (2) 10 years from first commercial sale; and (3) the expiration of regulatory or data exclusivity. The Company assessed the milestones and royalties under the LegoChem License Agreement as of December 31, 2021 and 2020 and determined that no such amounts were required.

In December 2020, the Company also entered into an opt-in, investment and additional consideration agreement with LegoChem (the “Opt-In Agreement”). Pursuant to the Opt-in Agreement, the Company settled $0.5 million of upfront payment for license fee through the issuance of 303,804 shares of Series B convertible preferred stock in March 2021. The Company is also obligated to pay LegoChem a percentage of certain sublicensing revenue ranging from thirty percent to low-double digits based on the stage of development of the licensed product at the time of entering into the applicable sublicense, which percentage may be increased to up to fifty percent for any upfront payment from a sublicensee under certain circumstances. LegoChem exercised its option in December 2020 under the Opt-In Agreement and paid $8.0 million to the Company in April 2021, in exchange for the right to receive a milestone payment (the “Extra Milestone Payment”) of $9.6 million upon the earliest to occur of certain events, including the date of pricing or offer of the first public offering of the Company's common stock or if the Company is the subject of a change in control transaction. The Company determined that the Extra Milestone Payment meets the definition and recognition condition of derivative under ASC 815, “Derivatives and Hedging” for which there was a binding contract and firm commitment as of January 2021. An initial derivative liability was recognized for $3.4 million with an offset to research and development expenses in January 2021. The derivative liability was re-measured at each reporting date, with changes recorded in “Other (expense) income” in the consolidated statements of operations and comprehensive loss. Upon the Company’s IPO in October 2021, the Extra Milestone Payment event triggered resulting in realization of derivative liability, for which the Company recognized $9.6 million within accounts payable as of December 31, 2021 and subsequently paid in January 2022. The Company assessed the remaining milestones and royalties under the Opt-In Agreement as of December 31, 2021 and determined that no such amounts were required.

4. Joint Venture

In March 2021, the Company entered into definitive transaction agreements with Alloy Therapeutics, Inc. (“Alloy”) and Voxall Therapeutics, LLC (“Voxall”), to finance and operate Voxall, a joint venture company formed in collaboration with Alloy to leverage the Company’s technology and Alloy’s ATX-Gx™ platform and antibody discovery services. Voxall granted to the Company and Alloy, 50% of the voting membership units of Voxall in exchange for certain initial contributions. The Company’s initial contribution included $50 thousand and a non-exclusive fully paid-up license to certain intellectual property owned or controlled by the Company and the execution of the services agreement to enable the collaboration with Voxall. Alloy’s initial contribution included $50 thousand and the execution of the Alloy license agreement and the Alloy services agreement to enable the collaboration with Voxall. Voxall is governed by a board of directors consisting of an equal number of the Company’s representatives and Alloy’s representatives. The protective provisions under Voxall’s operating agreement require the approval of both the Company and Alloy before Voxall may take certain actions.

The Company accounted for investment in Voxall under the equity method of accounting. The initial contribution was recorded as “Investment in equity method investment in joint venture”. Additionally, the Company has recognized $0.2 million in service fee income from a related party within other income for services provided to Voxall during the year ended December 31, 2021, for which Voxall issued a promissory note to the Company.

Voxall has incurred losses since inception and the Company’s share in the losses of Voxall aggregated to $1.2 million for the year ended December 31, 2021. The Company recognized its share of losses of Voxall only to the extent of the carrying value of its investment in Voxall and the promissory note issued by Voxall, which aggregated to $0.2 million for the year ended December 31, 2021. The remaining unabsorbed loss will be offset against future income, if any. As the Company has no commitment to fund the losses of the equity method investment, the carrying value of the equity method investment has not been reduced below zero.

5. Fair Value Measurements

The following tables present the financial instruments carried at fair value on a recurring basis as of December 31, 2021 and 2020, respectively, in accordance with the FASB ASC 820 hierarchy (in thousands):

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$272,210	$—	$—	$272,210

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$6,996	$—	$—	$6,996

The Company’s cash equivalents represent deposits in a short-term United States Treasury money market fund quoted in an active market and classified as a Level 1 asset. There were no assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2021 and 2020. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2021 and 2020.

The fair value of the derivative liability was initially determined using a probability-weighted income approach and is revalued at each reporting date or more frequently if circumstances dictate. Changes in the fair value of the derivative liability are recorded as expense within other (expense) income in the consolidated statements of operations and comprehensive loss. The significant unobservable inputs used in the fair value measurement of the derivative liability include probability of payment factors and the discount rate. Refer to Note 3, Licensing Agreements, for additional information on the derivative liability.

The following tables provide a summary of changes in Level 3 fair value measurements for the year ended December 31, 2021:

Year Ended
December 31, 2021
($ in thousands)
Derivative liability balance as of January 1, 2021	$—
Initial recognition of derivative liability	3,369
Change in fair value recorded in earnings	6,231
Transfer to accounts payable	(9,600)
Balance as of December 31, 2021	$—

The Company paid the $9.6 million of Extra Milestone Payment, for which it previously recognized a derivative liability, in January 2022.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Insurance	$1,763	$8
Research and development	619	—
Other	84	15
Total prepaid expenses and other current assets	$2,466	$23

7. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2021	2020
Laboratory equipment	$1,804	$1,264
Leasehold improvements	225	213
Furniture and office equipment	94	95
	2,123	1,572
Less: accumulated depreciation and amortization	(1,116)	(469)
Total property and equipment, net	$1,007	$1,103

Depreciation and amortization expense for the years ended December 31, 2021 and 2020 was $0.6 million and $0.5 million, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Employee compensation and benefits	$2,963	$1,002
External research and development expenses	2,381	712
Professional fees	982	167
Other	266	116
Total accrued expenses and other current liabilities	$6,592	$1,997

9. Operating Leases

As of December 31, 2021 and 2020, the Company had one and two operating leases, respectively, where the Company is the lessee or sublessee, for office and laboratory space. Lease terms are through 2022. The Company had no finance leases as of December 31, 2021 and 2020.

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Lease cost
Operating lease cost	$650	$497
Short-term lease cost	5	146
Variable lease cost (1)	75	70
Total lease cost	$730	$713
Other information
Operating lease right-of-use asset obtained in exchange for new operating lease liabilities	$—	$1,186
Cash paid for amounts included in the measurement of lease liabilities, included in operating cash flows	$663	$484
Weighted-average remaining lease term (in years)	0.25	1.25
Weighted-average discount rate	10.00%	9.98%

(1)
Variable lease cost includes common area maintenance charges

Maturities of lease liabilities as of December 31, 2021, were as follows (in thousands):

Year Ending December 31,	Operating lease
2022	$168
Total lease payments	168
Less: amount representing imputed interest	(3)
Total future minimum lease obligations	$165

In addition to above, on September 29, 2021, the Company entered into a lease agreement for an office and laboratory space in Boston, Massachusetts. The lease will expire on December 31, 2032, and has scheduled rent increases each year of 3%. There is an additional five-year option to extend the lease beyond December 31, 2032. The future undiscounted operating lease payments (base rent) under the lease agreement is $33.8 million over an initial lease period of approximately ten years. The Company will record the right-of-use asset and operating lease liability upon obtaining the possession of the property, which it expects to occur in the second quarter of 2022.

10. Convertible Preferred Stock

Series A Convertible Preferred Stock

In June 2019, the Company entered into a securities purchase agreement (as amended, “Series A Agreement”) with certain investors to sell shares of Series A convertible preferred stock (“Series A”) at $0.9681 per share. In June and July 2019, the Company issued 22,724,925 shares of Series A to institutional investors at $0.9681 per share for gross cash proceeds of $22.0 million, less issuance costs of $0.1 million, resulting in net proceeds of $21.9 million. On October 1, 2021, the Company effected a 1-for-6.359 reverse stock split. Upon completion of the initial public offering, 22,724,925 shares of Series A were converted to 3,573,659 shares of common stock.

Series B Convertible Preferred Stock

On March 5, 2021, the Company entered into a securities purchase agreement (as amended, “Series B Agreement”) with certain investors to sell shares of Series B convertible preferred stock (“Series B”) at $1.6458 per share. In March 2021, the Company issued 92,356,299 shares of Series B to institutional investors at $1.6458 per share for gross cash proceeds of $152.0 million, less issuance costs of $0.4 million, resulting in net proceeds of $151.6 million. In addition, the Company granted 12,455,949 shares, or $20.5 million, of Series B convertible preferred stock through separate agreements with Pfizer, Inc. and LegoChem Biosciences Inc. On October 1, 2021, the Company effected a 1-for-6.359 reverse stock split. Upon completion of the initial public offering, the entire outstanding shares of 104,812,248 of Series B were converted to 16,482,486 shares of common stock.

11. Stockholders’ Equity

Preferred Stock

In connection with the closing of the IPO, the Company filed an Amended Certificate of Incorporation and authorized 10,000,000 shares of preferred stock, with a par value of $0.001 per share. The board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the dividend, dividend rights, conversion rights, voting, redemption terms, liquidation preference and other rights, preferences and privileges of the shares. There were no issued and outstanding shares of preferred stock as of December 31, 2021.

Common Stock

The Company was authorized to issue up to 190,000,000 and 40,300,000 shares of common stock as of December 31, 2021 and 2020, respectively, of which 32,792,867 and 2,177,956 shares were issued as of December 31, 2021 and 2020, respectively, 32,222,881 and 1,289,342 shares were outstanding at December 31, 2021 and 2020, respectively.

Voting, dividend and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.

Voting—Each holder of outstanding shares of common stock shall be entitled to one vote in respect of each share.

Reserved Shares— The Company reserved the following shares of common stock for issuance:

	December 31,
	2021	2020
Series A convertible preferred stock	—	3,573,659
Unvested restricted stock options	618,494	888,612
Stock options available for issuance	1,289,259	35,585
Stock options outstanding	5,926,969	220,383
Employee stock purchase plan	424,595	—
Total	8,259,317	4,718,239

12. Stock-Based Compensation

2021 Equity Incentive Plan

On September 27, 2021, the Company’s board of directors and stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective on October 7, 2021, when the Company’s registration statement was declared effective by the SEC. The 2021 Plan replaced the 2019 Plan as the Company’s board of directors has determined not to make additional awards under the 2019 Plan following the closing of the Company’s initial public offering. However, the 2019 Plan will continue to govern outstanding equity awards granted under the plan. The 2021 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company has initially reserved 3,852,807 shares of its common stock for the issuance of awards under the 2021 Plan. The number of shares of common stock reserved for issuance under the 2021 Plan will automatically increase annually on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022, and continuing until (and including) the fiscal year ending December 31, 2031 by lesser of 5% of the total number of shares of common stock outstanding on December 31st of the immediately preceding fiscal year or number of shares as may be determined by the board of directors. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive options under the 2021 Plan is 7,705,614. As of December 31, 2021, options to purchase 2,515,040 shares of common stock and 48,508 restricted stock units were outstanding under the 2021 plan and 1,289,259 shares remained available for future issuance under the 2021 plan.

2019 Equity Incentive Plan

In 2019, the Company established the 2019 Plan, under which the Company grant options and restricted stock to its employees and certain non-employees. The maximum number of shares of common stock reserved for issuance under the 2019 Plan was 4,042,408 shares.

Options granted under the 2019 Plan include incentive stock options that can be granted only to the Company’s employees and non-statutory stock options that can be granted to the Company’s employees, consultants, advisors and directors. The 2019 Plan also permits the Company to issue restricted stock awards.

The exercise prices, vesting and other restrictions of the awards to be granted under the 2019 Plan are determined by the board of directors, except that no stock option may be issued with an exercise price less than the fair market value of the common stock at the date of the grant or have a term in excess of ten years. Options granted under the 2019 Plan are exercisable in whole or in part at any time subsequent to vesting. All the shares of common stock were issued under the 2019 Plan. As of December 31, 2021, options to purchase 3,411,929 shares of common stock were outstanding under the 2019 plan.

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2021 (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Outstanding at December 31, 2020	220,383	$0.64	9.4	$348
Granted	6,351,820	10.12	9.6
Exercised	(70,396)	2.29
Forfeited	(574,838)	8.41
Outstanding at December 31, 2021	5,926,969	$10.03	9.5	$16,414
Options exercisable at December 31, 2021	1,033,510	$5.04	9.2	$6,125

The weighted-average grant-date fair value of options granted during the years ended December 31, 2021 and 2020, was $7.57 and $0.62 per share, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock as of December 31, 2021. The intrinsic value of stock options exercised for the year ended December 31, 2021 was $0.6 million.

The Company estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the range of assumptions in the following table:

	Year Ended December 31,
	2021	2020
Expected volatility	72.88% - 103.41%	79.40% – 87.40%
Risk-free interest rate	0.81% - 1.36%	0.38% – 0.56%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	5.25 – 7.00	6.02 – 6.08

Stock-based compensation expense related to stock options recorded in the statements of operations is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$2,396	$10
General and administrative	3,976	8
Total	$6,372	$18

The Company has an aggregate $38.1 million of gross unrecognized stock-based compensation expense as of December 31, 2021, remaining to be amortized over a weighted average period of 2.9 years. The Company has not recognized and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance related to its net deferred tax assets.

Restricted Stock Awards

In 2019, the Company issued 994,650 shares of restricted common stock to the employee co-founders and certain non-employee consultants. The shares of restricted common stock were issued pursuant to standalone restricted stock purchase agreements that are independent of the 2019 Plan. The shares of restricted common stock carried a purchase price equivalent of $0.01 per share. The compensation cost was measured based on the fair value of the underlying common stock less the purchase price of the restricted common stock and the Company recognizes compensation costs over the requisite service period.

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

In 2021, the Company issued 48,508 shares of restricted common stock to employees and certain non-employee consultants under 2021 Plan. Compensation cost related to these awards were recorded based on the Company's stock price on the date of issuance.

The following table summarizes restricted stock activity for the year ended December 31, 2021:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	888,612	$0.01
Issued	48,508	15.58
Vested	(306,998)	0.01
Cancelled	(11,628)	—
Non-vested at December 31, 2021	618,494	$3.04

The aggregate fair value of restricted stock vested during the years ended December 31, 2021 and 2020, was $5 thousand and $4 thousand, respectively. The Company has recorded stock-based compensation expense related to the restricted stock of $0.1 million and $26 thousand for the years ended December 31, 2021 and 2020, respectively. The Company has an aggregate $0.7 million of gross unrecognized restricted stock-based compensation expense as of December 31, 2021, remaining to be amortized over a weighted average period of 1.5 years.

2021 Employee Stock Purchase Plan

On September 27, 2021, the Company’s board of directors and stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on October 7, 2021, when the Company’s registration statement was declared effective by the SEC. The 2021 ESPP reserved and authorized the issuance of up to a total of 424,595 shares of common stock to participating employees. No shares are issued under 2021 ESPP plan as of the date of issuance of these consolidated financial statements.

13. Income Taxes

During the years ended December 31, 2021 and 2020, the Company recorded no current or deferred income tax expenses or benefits as the Company has incurred losses since inception and has provided a full valuation allowance against its deferred tax assets.

A reconciliation of the expected income tax benefit computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Income tax computed at federal statutory rate %	21.00%	21.00%
State taxes, net of federal benefit	5.70	5.60
Change in valuation allowance	(27.70)	(27.90)
Research and development credit carryovers	1.90	1.50
Permanent differences	(0.90)	(0.20)
Effective income tax rate %	0.00%	0.00%

The Company's effective tax rate was 0% for the years ended December 31, 2021 and 2020, as a result of the valuation allowance that eliminates the company's net deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets as of December 31, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$12,918	$3,515
Intangibles	75	47
Tax credit carryforwards	1,648	187
Derivative	1,577	—
Stock based compensation	1,003	—
Reserves and accruals	804	257
License fees	7,716	252
Other	70	299
Total deferred tax assets before valuation allowance	25,811	4,557
Less: valuation allowance	(25,748)	(4,343)
Total deferred tax assets	$63	$214
Deferred tax liabilities:
Operating lease right-of-use assets	(63)	(214)
Net deferred tax asset	$—	$—

As of December 31, 2021, the Company's federal and state net operating losses in the United States were $10.1 million ($48.0 million before tax) and $2.8 million ($45.9 million before tax) respectively. The federal net operating loss carryforwards in the United States can be carried forward indefinitely but may be subject to annual usage limitations to the extent certain substantial changes in the entity's ownership occur. The state net operating loss carryforwards begin expiring in 2039. In addition, as of December 31, 2021, the Company had $1.0 million and $0.6 million of federal and state credit carryovers which begin to expire in 2039. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

The Company assesses the realizability of the deferred tax assets at each balance sheet based on the available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary. Due to the Company's cumulative loss position which provides significant negative evidence, which is difficult to overcome, the Company has recorded a valuation allowance of $25.7 million as of December 31, 2021, representing the portion of the deferred tax asset that is not more likely than not to be realized. For the years ended December 31, 2021 and 2020, the valuation allowance for deferred tax assets increased by $21.4 million and $3.6 million, respectively. The amount of the deferred tax asset considered realizable, could be adjusted for future factors that would impact the assessment of the objective and subjective evidence. The Company will continue to assess the realizability of deferred tax assets at each balance sheet date in order to determine the proper amount, if any, required for a valuation allowance.

The U.S. tax attributes may be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986 (the “Code”), and similar state provisions if the Company experiences one or more ownership changes, which would limit the amount of the tax attributes that can be utilized to offset future taxable income. In general, an ownership change as defined by Section 382, results from the transactions increasing ownership of certain stockholders or public groups in the stock of the corporation of more than fifty percentage points over a three-year period. If a change in ownership occurs in the future, the research and development credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

The Company is subject to tax and will continue to file federal income tax returns in the United States as well as in certain state and local jurisdictions. The Company is subject to tax examinations for tax years ended December 31, 2019 and forward in all applicable income tax jurisdictions. Tax audits and examinations can involve complex issues, interpretations and judgements. The resolution of matters may span multiple years particularly if subject to litigation or negotiation. The Company believes that it has appropriately recorded its tax position using reasonable estimates and assumptions, however the potential tax benefits may impact the results of operations or cashflows in the period of resolution, settlement, or when the statutes of limitations expire. The Company does not currently have any reserves related to unrecognized tax benefits.

14. Net Loss per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020
Numerator:
Net loss	$(75,975)	$(12,828)
Denominator:
Weighted-average common shares outstanding, basic and diluted	8,493,273	1,030,556
Net loss per share, basic and diluted	$(8.95)	$(12.45)

The Company’s potentially dilutive securities, which include convertible preferred stock, restricted stock, and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per common share due to their anti-dilutive effect:

	Year Ended December 31,
	2021	2020
Convertible Preferred Stock	—	3,573,659
Unvested Restricted Stock	618,494	888,612
Stock options outstanding	5,926,969	220,383
Total	6,545,463	4,682,654

15. Related Parties

In 2020, the Company entered into agreements with several Scientific Advisory Board (“SAB”) members whose members are comprised of the Company's board members. The Company paid monthly amounts, ranging from $3 thousand to $5 thousand per month. No board member was paid more than $0.1 million individually for the years ended December 31, 2021 and 2020, in the aggregate, all board members were paid less than $0.1 million for both periods combined.

The Company was founded out of Dr. Thomas Gajewski’s laboratory at the University of Chicago. In 2020, the Company entered into the License Agreement with the University of Chicago, as well as a sponsored research agreement, which had previously purchased 309,885 shares of the Company’s Series A preferred stock as part of the Company’s 2019 Series A financing. In partial consideration for the license from the University, the Company issued to the University 48,919 shares of its common stock in 2020. The Company recorded the value of the shares issued of $3 thousand as research and development expenses in the year ended December 31, 2020. There have been no further expenses incurred for the year ended December 31, 2021 with regards to the University License Agreement. Refer to Note 3 for additional discussion.

Prior to IPO, Pfizer along-with its affiliated entity and Bayer HealthCare LLC ("Bayer"), were principal owners of the Company. Subsequent to IPO, Pfizer and Bayer are no longer principal owners and, as a result, neither Pfizer nor Bayer are related parties of the Company. In 2020, the Company entered into the Pfizer License Agreement. The Pfizer License Agreement became effective in March 2021. During the year ended December 31, 2021, the Company incurred a combined $25.0 million (which was recorded as research and development expenses), consisting of an upfront fee equal to a cash payment of $5.0 million and the issuance of 12,152,145 shares of Series B convertible preferred stock with a value of $20.0 million in 2021 to Pfizer. Refer to Note 3 for additional discussion.

The Company and Alloy formed a joint venture company, Voxall Therapeutics, LLC (“Voxall”) to leverage the Company’s technology and Alloy’s ATX-Gx™ platform and antibody discovery services. The Company and Alloy contributed $50 thousand each to Voxall along with certain license. During the year, the Company provided services to Voxall for which it recognized service fee other income of $181 thousand. Refer to Note 4 for additional discussion.

16. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may become involved in various legal proceedings that arise in the ordinary course of business. The Company is not currently a party to any material legal proceedings, and is not aware of any pending or threatened legal proceeding against it that the Company believes could have an adverse effect on its business, operating results or financial condition.

Commitments

In the normal course of business, the Company enters into agreements for research programs with vendors for nonclinical studies, manufacturing and other services and products agreements, which are generally cancellable by the Company at any time, subject to payment of remaining obligations under binding purchase orders and, in certain cases, nominal early-termination fees. These commitments are not deemed significant.

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

17. Subsequent Event

License Agreement with Biosion USA, Inc.

On March 28, 2022, the Company entered into a license agreement, or the “Biosion License Agreement,” with Biosion USA, Inc., or Biosion, pursuant to which the Company obtained exclusive, worldwide (other than Greater China (mainland China, Hong Kong, Macau and Taiwan)), licenses for development, manufacture and commercialization rights for BSI-060T, a potentially best-in-class Siglec-15 targeting antibody, an IO product candidate (now referred to as PYX-106), and products containing the licensed compound.

Pursuant to the Biosion License Agreement, the Company agreed to pay an upfront fee of $10 million and are obligated to pay future contingent payments including development, regulatory and commercial milestone up to an aggregate of $217.5 million in case of normal approval and $222.5 million in case of accelerated approval. Additionally, if products are launched, the Company will pay Biosion tiered royalties on net sales of licensed products in varying royalty rates ranging from low single digits to low teens. The Company’s royalty obligations apply on a licensed product-by-licensed product and country-by-country basis from first commercial sale until the latest to occur of: (1) 12 years from first commercial sale; (2) the expiration of all regulatory or data exclusivity; and (3) the expiration of the last valid claim of a licensed patent covering the licensed product in a country.