Form 10-Q
period 2022-03-31
Pyxis Oncology, Inc.
filed 2022-05-13
CIK 1782223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, the registrant had 32,817,062 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$247,087	$274,735
Restricted cash	1,472	1,472
Prepaid expenses and other current assets	2,698	2,466
Total current assets	251,257	278,673
Property and equipment, net	995	1,007
Operating lease right-of-use assets	—	232
Other assets, noncurrent	449	109
Total assets	$252,701	$280,021
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,055	$11,951
Accrued expenses and other current liabilities	17,132	6,592
Operating lease liabilities, current portion	—	165
Total current liabilities	19,187	18,708
Total liabilities	19,187	18,708
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021, zero shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value per share; 190,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 32,843,985 and 32,792,867 shares issued as of March 31, 2022 and December 31, 2021, respectively, and 32,374,907 and 32,222,881 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	32	32
Additional paid-in capital	356,580	352,999
Accumulated deficit	(123,098)	(91,718)
Total stockholders’ equity	233,514	261,313
Total liabilities and stockholders’ equity	$252,701	$280,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$20,071	$32,774
General and administrative	11,318	2,955
Total operating expenses	31,389	35,729
Loss from operations	(31,389)	(35,729)
Other income (expense):
Interest income	9	4
Change in fair value of derivative liability	—	(1,100)
Total other income (expense)	9	(1,096)
Net loss and comprehensive loss	$(31,380)	$(36,825)
Net loss per common share - basic and diluted	$(0.97)	$(27.26)
Weighted average shares of common stock outstanding - basic and diluted	32,316,689	1,350,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2022	—	$—	32,222,881	$32	$352,999	$(91,718)	$261,313
Stock options exercised	—	—	51,118	—	176	—	176
Vesting of restricted common stock	—	—	100,908	—	1	—	1
Stock-based compensation	—	—	—	—	3,404	—	3,404
Net loss	—	—	—	—	—	(31,380)	(31,380)
Balance at March 31, 2022	—	$—	32,374,907	$32	$356,580	$(123,098)	$233,514

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2021	22,724,925	$21,942	1,289,342	$1	$97	$(15,743)	$(15,645)
Issuance of Series B convertible preferred stock to Pfizer, Inc. (Refer to Note 5)	12,152,145	20,000	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of issuance costs of $419	92,660,103	152,081	—	—	—	—	—
Vesting of restricted common stock	—	—	123,085	—	3	—	3
Stock-based compensation	—	—	—	—	2,450	—	2,450
Net loss	—	—	—	—	—	(36,825)	(36,825)
Balance at March 31, 2021	127,537,173	$194,023	1,412,427	$1	$2,550	$(52,568)	$(50,017)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows (In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(31,380)	$(36,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	158	113
Stock-based compensation	3,404	2,450
Non-cash research and development expenses	—	20,000
Non-cash lease expense	232	217
Changes in fair value of derivative liability	—	1,100
Changes in operating assets and liabilities:
License receivable	—	(8,000)
Prepaid expenses and other assets	(232)	(71)
Other assets, noncurrent	(340)	—
Accounts payable	(9,896)	(447)
Accrued expenses and other current liabilities	10,540	(491)
Operating lease liabilities	(165)	(146)
Derivative liability	—	3,369
Net cash used in operating activities	(27,679)	(18,731)
Investing activities
Purchase of property and equipment	(146)	(169)
Investment in joint venture	—	(50)
Net cash used in investing activities	(146)	(219)
Financing activities
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	151,581
Deferred offering costs	—	(47)
Proceeds from the exercise of stock options	176	—
Net cash provided by financing activities	176	151,534
Net (decrease) increase in cash, cash equivalents, and restricted cash	(27,649)	132,584
Cash, cash equivalents and restricted cash at beginning of year	276,316	8,188
Cash, cash equivalents and restricted cash at end of year	$248,667	$140,772
Supplemental schedule of noncash investing and financing activities:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$247,087	$140,663
Restricted cash	1,580	109
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$248,667	$140,772

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

In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three months ended March 31, 2022 are not necessarily indicative of those expected for the year ending December 31, 2022 or for any future period. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2022.

Liquidity

As of March 31, 2022, the Company had an accumulated deficit of $123.1 million. The Company has incurred losses and negative cash flows from operations since inception, including net losses of $31.4 million and $36.8 million for the three months ended March 31, 2022 and 2021, respectively.

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

The Company currently expects that its existing cash and cash equivalents of $247.1 million as of March 31, 2022 to fund its operating expenses and capital requirements at least twelve months from the date these unaudited condensed consolidated financial statements are issued. Additional funding may be necessary to fund future clinical and preclinical activities.

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

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies disclosed in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2022.

Recent Accounting Pronouncements

Recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to, have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

3. Fair Value Measurements

The following tables present the financial instruments carried at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, respectively, in accordance with the FASB ASC 820 hierarchy (in thousands):

	Fair Value Measurements at March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$227,219	$—	$—	$227,219

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$272,210	$—	$—	$272,210

The Company’s cash equivalents represent deposits in a short-term United States Treasury money market fund quoted in an active market and classified as a Level 1 asset. There were no assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2022 and December 31, 2021. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2022 and 2021.

The Company recognized initial derivative liability of $3.4 million related to LegoChem Extra Milestone Payment and revalued it as of March 31, 2021, with a fair value adjustment to the derivative liability of $1.1 million. The fair value of the derivative liability was initially determined using a probability-weighted income approach and is revalued at each reporting date or more frequently if circumstances dictate. The significant unobservable inputs used in the fair value measurement of the derivative liability include probability of payment factors and the discount rate. Refer to Note 5, Licensing Agreements, for additional information on the derivative liability.

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

The Company accounted for investment in Voxall under the equity method of accounting. The initial contribution of $50 thousand was recorded as “Investment in equity method investment in joint venture” in March 2021.

Voxall has incurred losses since inception and the Company has recognized its share of losses of Voxall only to the extent of the carrying value of its investment in Voxall and the promissory note issued by Voxall, which aggregated to $0.2 million in 2021. The Company has not recognized any further losses of Voxall during the three months ended March 31, 2022. The remaining unabsorbed loss will be offset against future income, if any. As the Company has no commitment to fund the losses of the equity method investment, the carrying value of the equity method investment has not been reduced below zero.

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

Further, pursuant to the University License Agreement, the Company is obligated to pay to the University, the future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products at varying rates. The Company assessed the milestone and royalty events involving the University as of March 31, 2022 and concluded no such amounts were due.

Pfizer, Inc. Agreement

In December 2020, the Company entered into a license agreement (as amended, the “Pfizer License Agreement”) with Pfizer, Inc. (“Pfizer”) for worldwide development and commercialization rights to antibody drug conjugate ("ADC") product candidates directed to certain licensed targets, including PYX-201 and PYX-203, and products containing the ADC product candidates. The Company’s rights are exclusive with respect to certain patents owned or controlled by Pfizer covering the licensed ADCs. Pfizer has also granted the Company a non-exclusive license to use Pfizer’s ADC technology platform to develop and commercialize the licensed ADCs and licensed products. The initial licensed targets include CD123 and extra domain B (EBD of fibronectin) and the Company has the option to expand the scope of its license to add additional licensed targets that have not been licensed to a third party or are not the subject of a Pfizer ADC development program. The Pfizer License Agreement became effective in March 2021. During the three months ended March 31, 2021, the Company paid a combined $25.0 million for the license fee, which was recorded as research and development expenses, consisting of an upfront fee equal to a cash payment of $5.0 million and the issuance of 12,152,145 shares of Series B convertible preferred stock with a value of $20.0 million to Pfizer.

Further, pursuant to the Pfizer License Agreement, the Company is obligated to pay the future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products at varying rates. The Company assessed the milestone and royalty events involving Pfizer as of March 31, 2022 and concluded no such amounts were due.

LegoChem Biosciences, Inc. Agreements

In December 2020, the Company entered into a license agreement (the “LegoChem License Agreement”) and an opt-in, investment and additional consideration agreement (the “Opt-In Agreement”) with LegoChem Biosciences, Inc. (“LegoChem”). Pursuant to the LegoChem License Agreement, the Company obtained worldwide (other than Korea) license for development and commercialization rights for LCB67, an ADC product candidate targeting DLK-1, and products containing the licensed compound. The Company paid $9.0 million in March 2021 to LegoChem, which was recorded as research and development expenses for the three months ended March 31, 2021. Further, pursuant to the LegoChem License Agreement, the Company is obligated to pay the future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products at varying rates.

In addition, as part of the Opt-in Agreement, LegoChem had an option to pay $8.0 million to the Company, in exchange for the right to receive a milestone payment (the “Extra Milestone Payment”) of $9.6 million upon the earliest to occur of certain events, including the date of pricing or offer of the first public offering of its common stock or if the Company is the subject of a change in control transaction. The Company determined that the Extra Milestone Payment met the definition and recognition condition of derivative under ASC 815, “Derivatives and Hedging” for which there was a binding contract and firm commitment. An initial derivative liability was recognized for $3.4 million with an offset to research and development expenses in January 2021. The derivative liability is re-measured at each reporting date, with changes recorded in “Other income (expense)” in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company recorded a fair value adjustment to the derivative liability of $1.1 million for the three months ended March 31, 2021. The Company settled derivative liability by paying the Extra Milestone Payment of $9.6 million to LegoChem in January 2022.

The Company assessed the milestone and royalty events involving LegoChem as of March 31, 2022 and concluded no such amounts were due.

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

Pursuant to the Biosion License Agreement, the Company agreed to pay a license fee of $10 million, which was recorded as research and development expenses for the three months ended March 31, 2022. The Company paid upfront license fee of $10 million in April 2022 and is obligated to pay future contingent payments including development, regulatory and commercial milestones up to an aggregate of $217.5 million in case of normal approval and $222.5 million in case of accelerated approval. Additionally, if products are launched, the Company will pay Biosion tiered royalties on net sales of licensed products in varying royalty rates ranging from low single digits to low teens. The Company’s royalty obligations apply on a licensed product-by-licensed product and country-by-country basis from first commercial sale until the latest to occur of: (1) 12 years from first commercial sale; (2) the expiration of all regulatory or data exclusivity; and (3) the expiration of the last valid claim of a licensed patent covering the licensed product in a country.

The Company assessed the milestone and royalty events involving Biosion as of March 31, 2022 and concluded no such amounts were due.

6. Convertible Preferred Stock

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

7. Stockholders' Equity

Preferred Stock

There were no issued and outstanding shares of preferred stock as of March 31, 2022 and December 31, 2021.

Common Stock

The Company was authorized to issue up to 190,000,000 shares of common stock as of March 31, 2022 and December 31, 2021, of which 32,843,985 and 32,792,867 shares were issued as of March 31, 2022 and December 31, 2021, respectively, 32,374,907 and 32,222,881 shares were outstanding at March 31, 2022 and December 31, 2021, respectively.

Voting, dividend and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.

Voting—Each holder of outstanding shares of common stock shall be entitled to one vote in respect of each share.

Reserved Shares— The Company reserved the following shares of common stock for issuance:

	March 31, 2022	December 31, 2021
Unvested restricted stock awards	2,600,538	618,494
Stock options available for issuance	620,084	1,289,259
Stock options outstanding	6,166,516	5,926,969
Employee stock purchase plan	424,595	424,595
Total	9,811,733	8,259,317

8. Stock-Based Compensation

2021 Equity Incentive Plan

On September 27, 2021, the Company’s board of directors and stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective on October 7, 2021, when the Company’s registration statement was declared effective by the SEC. The 2021 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company has initially reserved 3,852,807 shares of its common stock for the issuance of awards under the 2021 Plan. The number of shares of common stock reserved for issuance under the 2021 Plan will automatically increase annually on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022, and continuing until (and including) the fiscal year ending December 31, 2031 by lesser of 5% of the total number of shares of common stock outstanding on December 31st of the immediately preceding fiscal year or number of shares as may be determined by the board of directors. As a result of the evergreen provision of the 2021 Plan, the Company added an additional 1,639,643 shares of common stock to the 2021 Plan as of January 1, 2022. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive options under the 2021 Plan is 7,705,614. As of March 31, 2022, options to purchase 2,868,303 shares of common stock and 2,131,460 restricted stock units were outstanding under the 2021 Plan and 492,687 shares remained available for future issuance under the 2021 Plan.

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

Prior to the initial public offering, the exercise prices, vesting and other restrictions of the awards to be granted under the 2019 Plan are determined by the board of directors, except that no stock option may be issued with an exercise price less than the fair market value of the common stock at the date of the grant or have a term in excess of ten years. Options granted under the 2019 Plan are exercisable in whole or in part at any time subsequent to vesting. As of March 31, 2022, options to purchase 3,298,213 shares of common stock were outstanding under the 2019 Plan and 127,397 shares remained available for future issuance under the 2019 Plan.

Stock Options

The summary of stock option activity for the three months ended March 31, 2022 (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2022	5,926,969	$10.03	9.5	$16,414
Granted	353,263	7.96
Exercised	(51,118)	3.45
Forfeited	(62,598)	4.88
Outstanding at March 31, 2022	6,166,516	$10.02	9.3	$440
Options exercisable at March 31, 2022	1,202,273	$5.46	9.0	$189

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock of $4.04 per share as of March 31, 2022. The options granted during the three months ended March 31, 2022 and 2021 had a weighted-average fair value of $6.27 per share and $3.51 per share, respectively.

The Company estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the range of assumptions in the following table:

	Three Months Ended March 31,
	2022	2021
Expected volatility	98.05% - 101.66%	75.17%
Risk-free interest rate	1.60%	1.16%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.08	6.02 – 6.08

Stock-based compensation expense related to stock options recorded is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$472	$820
General and administrative	2,874	1,624
Total	$3,346	$2,444

The Company has an aggregate $36.6 million of gross unrecognized stock-based compensation expense as of March 31, 2022 remaining to be amortized over a weighted average period of 2.77 years. The Company has not recognized and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance related to its net deferred tax assets.

Restricted Stock Awards

Under the 2021 Plan, the Company issued 2,131,460 restricted common stock to employees. Compensation cost related to these awards were recorded based on the Company's stock price on the date of issuance.

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

The summary of restricted stock activity for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	618,494	$3.04
Granted	2,082,952	4.07
Vested	(100,908)	0.01
Non-vested at March 31, 2022	2,600,538	$4.06

The Company has recorded stock-based compensation expense related to the restricted stock of $58 thousand and $6 thousand for the three months ended March 31, 2022 and 2021, respectively. The Company has an aggregate $9.2 million of gross unrecognized restricted stock-based compensation expense as of March 31, 2022 remaining to be amortized over a weighted average period of 2.8 years.

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

9. Income Taxes

The Company’s effective tax rate from continuing operations was 0% for the three months ended March 31, 2022 and 2021. The Company has not recorded a federal income tax provision for the three months ended March 31, 2022 and 2021. The Company recorded a nominal state and local income tax provision for the three months ended March 31, 2022 and 2021.

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

10. Net Loss per Common Share

Basic and diluted net loss per common share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(31,380)	$(36,825)
Denominator:
Weighted-average common shares outstanding, basic and diluted	32,316,689	1,350,743
Net loss per share, basic and diluted	$(0.97)	$(27.26)

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

The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at March 31, 2022 and 2021 because including them would have had an anti-dilutive effect:

	March 31,
	2022	2021
Convertible preferred stock	—	20,056,145
Unvested restricted stock awards	2,600,538	765,527
Stock options outstanding	6,166,516	2,719,200
Stock options available for issuance	620,084	827,885
Employee stock purchase plan	424,595	—
Total	9,811,733	24,368,757

11. Related Parties

Prior to IPO, Pfizer along-with its affiliated entity and Bayer HealthCare LLC ("Bayer"), were principal owners of the Company. Subsequent to IPO, Pfizer and Bayer are no longer principal owners and, as a result, neither Pfizer nor Bayer are related parties of the Company. In 2020, the Company entered into the Pfizer License Agreement and it became effective in March 2021. During the three months ended March 31, 2021, the Company incurred a combined $25.0 million (which was recorded as research and development expenses), consisting of an upfront fee equal to a cash payment of $5.0 million and the issuance of 12,152,145 shares of Series B Convertible Preferred Stock with a value of $20.0 million in 2021 to Pfizer. Refer to Note 5 for additional discussion.

The Company and Alloy formed a joint venture company, Voxall Therapeutics, LLC (“Voxall”) to leverage the Company’s technology and Alloy’s ATX-Gx™ platform and antibody discovery services. The Company and Alloy contributed $50 thousand each to Voxall along with certain license in March 2021. No transactions occurred with Voxall during the three months ended March 31, 2022.

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

Operating Leases

As of March 31, 2022, the Company has one operating lease, where the Company is the lessee or sublessee, for office and laboratory space. The original lease term expired in March 2022 and the Company has extended the term to June 2022. The Company had no finance leases as of March 31, 2022.

The Company’s rent expense was $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

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

Contingencies

In March 2020, COVID-19 disease was declared a pandemic by the World Health Organization. Currently, the Company has not suffered significant adverse consequences as a result of the COVID-19 pandemic, however, the extent to which COVID-19 may impact the Company’s future financial condition or results of operations is uncertain.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our (1) unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2021, included in our Annual Report on Form 10-K , filed with the Securities and Exchange Commission, or the SEC, on March 29, 2022. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Pyxis Oncology,” the “Company,” “we,” “us,” and “our” refer to Pyxis Oncology, Inc. and its subsidiaries.

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

Overview

We are a preclinical oncology company focused on developing an arsenal of next-generation therapeutics to target difficult-to-treat cancers and improve quality of life for patients. We develop our product candidates with the objective to directly kill tumor cells, and to address the underlying pathologies created by cancer that enable its uncontrollable proliferation and immune evasion. We are developing multi-asset, multi-modality portfolio aimed at defeating difficult-to-treat cancers. Since our launch in 2019, we have developed a broad portfolio of novel antibody drug conjugates, or ADCs, immuno-oncology, or IO, product candidates and monoclonal antibody, or mAb, preclinical discovery programs that we are developing as monotherapies and in combination with other therapies.

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

PYX-106

On March 28, 2022, we entered into a license agreement, or the “Biosion License Agreement,” with Biosion USA, Inc., or Biosion, pursuant to which we licensed worldwide (other than Greater China (mainland China, Hong Kong, Macau and Taiwan)) development and commercialization rights for BSI-060T, a Siglec-15 targeting antibody, an IO product candidate (now referred to as PYX-106), and products containing the licensed compound. PYX-106 is a fully human monoclonal antibody and is engineered with high affinity to block Siglec-15 induced immune suppression and is therefore designed to restore T cell proliferation, function and anti-tumor immunity in the TME. PYX-106 is a novel immune checkpoint inhibitor targeting Siglec-15, whose expression profile is generally non-overlapping with PD-L1. Siglec-15 is expressed on M2 macrophages but can also be expressed by tumor cells. Binding of Siglec-15 to an as of yet unknown receptor on T cells leads to suppression of T cell proliferation and function. This inhibition also reduces IFNγ secretion which may further promote Siglec-15 expression. PYX-106 may synergize with and rescue PD(L)-1 targeted therapy activity, with the potential for sequential drug administration to synergize for enhanced anti-tumor activity.

We are initially evaluating our Siglec-15 targeting antibody for the treatment of advanced or metastatic solid tumors, which could include thyroid cancer, Head & Neck Squamous Cell Carcinoma, or HNSCC, non-small cell lung cancer, or NSCLC and other solid tumors where high unmet need exists. We plan to submit an IND for PYX-106 in the second half of 2022.

PYX-102

The anti-KLRG1 mAb, which we referred to as PYX-102, is our first organically built IO development candidate from our internal discovery engine. PYX-102 was identified as a promising IO target through our proprietary target catalog licensed from Thomas Gajewski’s lab at the University of Chicago. PYX-102 is an investigational immune-therapeutic consisting of a ligand-blocking antibody which is designed to rescue KLRG1-mediated suppression of human CD8+ T cells. PYX-102 is an inhibitory immunoreceptor trysine-based inhibitory motif-containing receptor engineered to expressed on T cells and NK cells in the tumor microenvironment and acts as an inhibitory immune checkpoint receptor via its interactions with E- and N-Cadherin ligands. We believe that targeting KLRG1 to reprogram these suppressed T and NK cells represents an exciting strategy to promote the full anti-tumor activity of cytotoxic T cells and NK cells in the tumor microenvironment. We are working through our development plans and we anticipate IND submission in the second half of 2023.

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

PYX-202 is an investigational, novel ADC consisting of an IgG1 anti-Delta-like 1 homolog, or DLK1, mAb conjugated to MMAE via a site-specific plasma-stable ß-glucuronide linker. DLK1 is a transmembrane protein normally expressed in embryonic tissues but highly restricted in healthy adult tissues. DLK1 becomes re-expressed in certain solid tumor malignancies. PYX-202 is designed to use the microtubule-disrupting MMAE payload, which is utilized in three currently marketed ADCs providing clinical support that the payload has anti-tumor effect potential. We in-licensed LCB67, an ADC product candidate targeting DLK1 (referred to as PYX-202) from LegoChem in December 2020. In studies conducted by LegoChem of preclinical small cell lung cancer, or SCLC, PDX models, as well as in a human cell line-based, or CDX, mouse model of cancer, we have observed significant anti-tumor activity as measured by durable tumor regression. In preparation for our IND filing and based on observation of our GLP studies to date, we have determined that we will need to conduct additional GLP and non-GLP toxicity studies to determine whether PYX-202 is a viable clinical candidate. We will continue to monitor the progress of our PYX-202 program and expect to provide an update about PYX-202 in mid-2022.

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

We have incurred significant operating losses since our inception. We reported net losses of $31.4 million and $36.8 million for the three months ended March 31, 2022 and 2021. As of March 31, 2022, we had an accumulated deficit of $123.1 million, net equity of $233.5 million and cash and cash equivalents of $247.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses and capital expenditures will increase substantially in connection with our ongoing activities.

COVID-19 Business Update

We continue to monitor the potential impact of the COVID-19 pandemic on our business and consolidated financial statements. To date, we have not experienced material business disruptions. We are following, and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention as well as federal, state and local governments regarding working-from-home practices for non-essential employees. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business, and it has the potential to adversely affect our business. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, financial condition and results of operations, see the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Operating expenses:
Research and development	$20,071	$32,774	$(12,703)
General and administrative	11,318	2,955	8,363
Total operating expenses:	31,389	35,729	(4,340)
Loss from operations	(31,389)	(35,729)	4,340
Other income (expense):
Interest income	9	4	5
Change in fair value of derivative liability	—	(1,100)	1,100
Total other income (expense):	9	(1,096)	1,105
Net loss	$(31,380)	$(36,825)	$5,445

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Research and development program expenses	$15,898	$30,533	$(14,635)
Personnel-related expenses including stock-based compensation	2,683	1,748	935
Other research and development expenses	1,490	493	997
Total research and development expenses	$20,071	$32,774	$(12,703)

Research and development expenses decreased by $12.7 million, from $32.8 million for the three months ended March 31, 2021 to $20.1 million for the three months ended March 31, 2022. The program expenses decreased by $14.6 million was primarily due to a decrease in licensing fees of $19.4 million offset by increases of cell line development fees of $4.5 million and laboratory supplies of $0.2 million. Personnel-related expenses including stock-based compensation increased by $0.9 million was primarily due to an increase in headcount to support our research and development activities. Other research and development expenses increased by $1.0 million which was primarily related to the increase in facility maintenance costs and higher depreciation on laboratory equipment.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Personnel-related expenses including stock-based compensation	$5,469	$2,102	$3,367
Professional and consultant fees	4,549	617	3,932
Facilities, insurance and other costs	1,300	236	1,064
Total general and administrative expenses	$11,318	$2,955	$8,363

General and administrative expenses increased by $8.4 million, from $2.9 million for the three months ended March 31, 2021 to $11.3 million for the three months ended March 31, 2022. Personnel-related expenses including stock-based compensation increased by $3.4 million primarily due to the increased headcount. Professional and consultant fees increased by $3.9 million primarily due to increase in legal, professional, recruiting and consulting fees to support our growth and operations. Increase in facilities, insurance and other costs was mainly due to directors and officers insurance expense.

Other Income (Expense)

Other expense consists of change in fair value of the derivative liability of $1.1 million for the three months ended March 31, 2021 as a result of the Opt-In Agreement.

Liquidity and Capital Resources

Overview

We had cash and cash equivalents of $247.1 million as of March 31, 2022. For the three months ended March 31, 2022 and 2021, we had net losses of $31.4 million and $36.8 million, respectively. As of March 31, 2022, we had an accumulated deficit of $123.1 million.

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

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(27,679)	$(18,731)
Net cash used in investing activities	(146)	(219)
Net cash provided by financing activities	176	151,534
Net (decrease) increase in cash, cash equivalents and restricted cash	$(27,649)	$132,584

Operating Activities

During the three months ended March 31, 2022, $27.7 million of cash was used in operating activities. This was primarily attributable to our net loss of $31.4 million and net change in our operating assets and liabilities of $0.1 million, partially offset by non-cash charges of $3.8 million. The non-cash charges of $3.8 million was primarily due to $3.4 million in stock-based compensation. The net change in our operating assets and liabilities was primarily due to a decrease of $9.9 million in accounts payable, which is primarily due to the $9.6 million payment made pursuant to the LegoChem License Agreement and accrual of $10.0 million of license fees pursuant to Biosion License Agreement.

During the three months ended March 31, 2021, $18.7 million of was cash used in operating activities. This was primarily attributable to our net loss of $36.8 million and net change in our operating assets and liabilities of $5.8 million, partially offset by non-cash charges of $23.9 million. The non-cash charges of $23.9 million was primarily due to the $20.0 million of research and development license fees incurred pursuant to the Pfizer License Agreement, $2.5 million in stock-based compensation and $1.1 million for a change in fair value of the derivative liability. The change in our operating assets and liabilities was primarily due to an increase of $8.0 million in receivables pursuant to the LegoChem License Agreement, partially offset by a derivative liability recorded of $3.4 million pursuant to the LegoChem License Agreement.

Investing Activities

During the three months ended March 31, 2022 and 2021, net cash used in investing activities was $0.1 million and $0.2 million, respectively, due to purchases of property and equipment. During the three months ended March 31, 2021, we also made an investment in our joint venture, Voxall Therapeutics, LLC, for $0.1 million.

Financing Activities

During the three months ended March 31, 2022 and 2021, net cash provided by financing activities was $0.2 million and $151.5 million, respectively. During the three months ended March 31, 2022, the $0.2 million provided consisted of net proceeds from stock option exercises. During the three months ended March 31, 2021, the $151.5 million provided consisted primarily of net proceeds of $151.6 million from the sale of our Series B convertible preferred stock.

Outlook

Based on our existing cash balance as of March 31, 2022 of $247.1 million and our research & development and business development plans, we expect to be able to fund our operating expenses and capital expenditure requirements into the third quarter of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expect.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of March 31, 2022, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with U.S. generally accepted accounting principles (U. S. GAAP). The preparation of unaudited condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

There have been no significant changes to our critical accounting policies and estimates as compared to those described in “Note 2 – Summary of Significant Accounting Policies” to our audited financial statements set forth in our Annual Report on Form 10-K filed with the SEC on March 29, 2022.

Recently Issued Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

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

Item 1A. Risk Factors.

Our business involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Form 10-Q, including our financial statements and related notes appearing in this Form 10-Q. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. This Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Risks Related to our Financial Position and Need for Additional Capital

We are a preclinical stage biopharmaceutical company with a limited operating history and have incurred significant losses since our inception. We expect to incur losses over at least the next several years and may never achieve or maintain profitability.

We are a preclinical stage biopharmaceutical company with a limited operating history. Since our inception, we have incurred significant operating losses. We reported net loss of $76.0 million for the year ended December 31, 2021 and our net loss was $31.4 million and $36.8 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $123.1 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests. As such, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory licensure and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing licensure for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, procuring clinical- and commercial-scale manufacturing, successfully completing preclinical studies and clinical trials of our product candidates, establishing arrangements with third parties for the conduct of our clinical trials, obtaining marketing licensure for our product candidates, manufacturing, marketing and selling any products for which we may obtain marketing licensure, discovering or obtaining rights to additional product candidates, identifying collaborators to develop product candidates we identify or additional uses of existing product candidates and successfully completing development of product candidates for our collaboration partners.

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

As of March 31, 2022, we had approximately $247.1 million in cash and cash equivalents. Based on our current operating plan, our current cash and cash equivalents, we estimate that such funds will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2024. Our estimate as to how long we expect to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

It is also possible that the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Although product candidates may demonstrate promising results in preclinical studies and early clinical trials, they may not prove to be effective in subsequent clinical trials. For example, testing on animals occurs under different conditions than testing in humans and, therefore, the results of animal studies may not accurately predict human experience. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through preclinical studies and clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety, purity, and potency profile despite having progressed successfully through preclinical studies and/or initial clinical trials. Likewise, early, smaller-scale clinical trials may not be predictive of eventual safety, purity and potency in large-scale pivotal clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of potency, insufficient durability of potency or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence preclinical studies and clinical trials are never approved or licensed for commercialization. In addition, preclinical studies or clinical trials we conduct may contradict, undermine or otherwise not replicate or advance the results of the research programs and pre-clinical studies that were completed prior to our in-licensing or acquisition of product candidates, which may materially and adversely affect our business, results of operations and prospects.

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

If our product candidates are licensed, they will compete with a range of therapeutic treatments that are either in development or currently marketed. Indeed, many companies are active across various stages of development in the oncology subsector and are marketing and developing products that employ similar ADC and immunotherapy approaches. As of April 2021, there were approximately 275 ADCs in clinical or preclinical development worldwide, of which the vast majority are being developed for the treatment of various cancer indications. Additionally, there are several large and small companies working on various immunotherapy approaches for treatment of cancer. Multiple companies are also involved in the marketing of ADC therapeutics and Immunotherapy which include, but are not limited to, ADC Therapeutics SA, Astellas Pharma, Inc., AstraZeneca plc, Daiichi Sankyo Company, Ltd., Genentech, Inc., Gilead Sciences, Inc, GlaxoSmithKline, plc, Pfizer, Inc., Rakuten Medical, Inc., Seagen, Inc., Nextcure, Inc. and Abcure, Inc.

Our preclinical ADC and immunotherapy candidates may face substantial competition from alternative therapeutic modalities, such as CAR-T therapies, bispecific antibodies, and small molecules that are being developed for the same cancer types that we are targeting with our pipeline candidates. These approaches could prove to be more effective, safer, or convey other advantages over any products resulting from our technology. In addition, we also face competition on specific targets, including the target of our PYX-201 candidate, EDB, from Philogen S.p.A., the target of our PYX-202 candidate, DLK-1, from Chiome Bioscience, Inc., the target of our PYX-203 product candidate, CD123, from ImmunoGen, Inc., Vincerx Pharma, Inc., Macrogenics and Byondis B.V., the target of our PYX-106 product candidate, a Siglec-15 targeting antibody, from Nextcure, Inc. lead program - NC318 and the target of our PYX-102 product candidate, Anti-KLRG1, from Abcuro, Inc. Additionally, there is a wide array of activity in the development of immunotherapies for oncology which may be competitive with our preclinical discovery programs. Furthermore, if any of our product candidates are approved in oncology indications such as lung, hematological and other cancers, they may compete with existing approaches to treating cancer including surgery, radiation, and drug therapy, including conventional chemotherapy, biological products, and targeted drug small molecule therapies.

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

We may seek Breakthrough Therapy designation for our product candidates and some or all of our future product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs or biological products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biological products may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for other expedited approval programs, including accelerated approval, if they meet requirements for those other programs.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and clinical and scientific personnel. We are highly dependent upon members of our senior management, including Lara Sullivan, M.D., our Chief Executive Officer, Pamela Connealy, our Chief Financial Officer, and Jay Feingold M.D., Ph.D., our Chief Medical Officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, the initiation and completion of our planned clinical trials or the commercialization of product candidates or any future product candidates.

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

As of May 13, 2022, we had 64 full-time employees. As our development and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

As of May 13, 2022, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially own approximately 54.2% of our outstanding common stock. As a result, these stockholders, if acting together, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall

At the time of our IPO, approximately 66% of our outstanding shares were prohibited or otherwise restricted from resale as a result of securities law provisions, market standoff agreements entered into by certain of our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters in connection with our IPO. In April 2022, our lock up period of 180 days expired. As a result, majority of our current outstanding shares are free from any restrictions to resale. Our common stock price could decline as a result of sales of a large number of shares of common stock or the perception that these sales could occur. These sales, or the possibility that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

Certain holders of our outstanding shares have rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. We also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, which shares will be able to be sold in the public market upon issuance, subject to applicable securities laws.

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

An emerging growth company may take advantage of specified reduced reporting requirements and other burdens that are otherwise applicable generally to public companies. These provisions include:

•
being permitted to present only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations in their annual report on Form 10-K;
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

As a new public company, and particularly after we are no longer an emerging growth company or a smaller reporting company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors or our board committees or as executive officers. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Initial Public Offering

Our initial public offering of common stock, or the IPO, was affected through a Registration Statement on Form S-1 (File No. 333-259627) that was declared effective by the SEC on October 7, 2021. We issued and sold in aggregate 10,500,000 shares of common stock, at a public offering price of $16.00 per share, for net proceeds of $152.3 million after deducting underwriting discounts, commissions and other offering costs of $15.7 million. BofA Securities, Inc., Jefferies LLC, Credit Suisse Securities (USA) LLC, William Blair & Company, L.L.C. and LifeSci Capital LLC acted as underwriters for the offering. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any of our affiliates. We have invested the net proceeds from the IPO in a money market fund. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 8, 2021.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1†	License Agreement, dated March 28, 2022 between the registrant and Biosion USA, Inc.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Pyxis Oncology, Inc.

Date: May 13, 2022	By:	/s/ Lara Sullivan
Lara Sullivan, M.D.
Chief Executive Officer

	By:	/s/ Pamela Connealy
Pamela Connealy
Chief Financial Officer