Form 10-Q
period 2022-06-30
Pyxis Oncology, Inc.
filed 2022-08-15
CIK 1782223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-40881

Pyxis Oncology, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-1160910
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
150 Cambridgepark Drive Cambridge, Massachusetts	02140
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 221-9059

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PYXS	Nasdaq Global Select Market

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

As of August 15, 2022, the registrant had 32,834,561 shares of common stock, $0.001 par value per share, outstanding.

i

SUMMARY RISK FACTORS

You should consider carefully the risks described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. References to “Pyxis Oncology,” the “Company,” “we,” “us,” and “our” in this section titled “Summary Risk Factors” refer to Pyxis Oncology, Inc. and its wholly owned subsidiary. A summary of the risks that could materially and adversely affect our business, financial condition, operating results and prospects include the following:

•
We are an oncology focused biopharmaceutical company with a limited operating history and have incurred significant losses since our inception. We expect to incur losses over at least the next several years and may never achieve or maintain profitability.
•
We will require substantial additional capital to finance our operations, obtain regulatory approval for our product candidates, and commercialize our product candidates. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce or eliminate one or more of our research and product development programs or future commercialization efforts.
•
We are heavily dependent on the success of PYX-201 and PYX-106, which are in the early stages of development, and if PYX-201, and/or PYX-106 are not successful in clinical trials or do not receive regulatory approval or licensure or are not successfully commercialized, our business will be materially and adversely affected.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$223,355	$274,735
Restricted cash	1,472	1,472
Prepaid expenses and other current assets	1,768	2,466
Total current assets	226,595	278,673
Property and equipment, net	965	1,007
Operating lease right-of-use assets	15,003	232
Other assets, noncurrent	—	109
Total assets	$242,563	$280,021
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,820	$11,951
Accrued expenses and other current liabilities	7,096	6,592
Operating lease liabilities, current portion	—	165
Total current liabilities	14,916	18,708
Operating lease liabilities, net of current portion	15,681	—
Total liabilities	30,597	18,708
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021, zero shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value per share; 190,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 32,825,679 and 32,792,867 shares issued as of June 30, 2022 and December 31, 2021, respectively, and 32,483,883 and 32,222,881 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	32	32
Additional paid-in capital	360,594	352,999
Accumulated deficit	(148,660)	(91,718)
Total stockholders’ equity	211,966	261,313
Total liabilities and stockholders’ equity	$242,563	$280,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$17,170	$3,205	$37,241	$35,979
General and administrative	8,556	2,736	19,874	5,691
Total operating expenses	25,726	5,941	57,115	41,670
Loss from operations	(25,726)	(5,941)	(57,115)	(41,670)
Other income (expense):
Interest income	164	6	173	10
Service fee income from related party	—	181	—	181
Change in fair value of derivative liability	—	(2,161)	—	(3,261)
Total other income (expense)	164	(1,974)	173	(3,070)
Loss from equity method investment in joint venture	—	(231)	—	(231)
Net loss and comprehensive loss	$(25,562)	$(8,146)	$(56,942)	$(44,971)
Net loss per common share - basic and diluted	$(0.79)	$(5.54)	$(1.76)	$(31.86)
Weighted average shares of common stock outstanding - basic and diluted	32,451,610	1,471,447	32,384,522	1,411,428

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2022	—	$—	32,222,881	$32	$352,999	$(91,718)	$261,313
Stock options exercised	—	—	51,118	—	176	—	176
Vesting of restricted common stock	—	—	100,908	—	1	—	1
Stock-based compensation	—	—	—	—	3,404	—	3,404
Net loss	—	—	—	—	—	(31,380)	(31,380)
Balance at March 31, 2022	—	$—	32,374,907	$32	$356,580	$(123,098)	$233,514
Stock options exercised	—	—	13,720	—	1	—	1
Vesting of restricted common stock	—	—	95,256	—	—	—	—
Stock-based compensation	—	—	—	—	4,013	—	4,013
Net loss	—	—	—	—	—	(25,562)	(25,562)
Balance at June 30, 2022	—	$—	32,483,883	$32	$360,594	$(148,660)	$211,966

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2021	22,724,925	$21,942	1,289,342	$1	$97	$(15,743)	$(15,645)
Issuance of Series B convertible preferred stock to Pfizer, Inc. (Refer to Note 5)	12,152,145	20,000	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of issuance costs of $419	92,660,103	152,081	—	—	—	—	—
Vesting of restricted common stock	—	—	123,085	—	3	—	3
Stock-based compensation	—	—	—	—	2,450	—	2,450
Net loss	—	—	—	—	—	(36,825)	(36,825)
Balance at March 31, 2021	127,537,173	$194,023	1,412,427	$1	$2,550	$(52,568)	$(50,017)
Vesting of restricted common stock	—	—	106,580	1	2	—	3
Stock-based compensation	—	—	—	—	572	—	572
Net loss	—	—	—	—	—	(8,146)	(8,146)
Balance at June 30, 2021	127,537,173	$194,023	1,519,007	$2	$3,124	$(60,714)	$(57,588)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(56,942)	$(44,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	317	330
Stock-based compensation	7,417	3,022
Non-cash research and development expenses	—	20,000
Non-cash lease expense	548	295
Non-cash loss from equity method investment in joint venture	—	50
Changes in fair value of derivative liability	—	3,261
Changes in operating assets and liabilities:
Prepaid expenses and other assets	698	(448)
Accounts payable	(4,131)	(364)
Accrued expenses and other current liabilities	504	(114)
Operating lease liabilities	198	(299)
Derivative liability	—	3,369
Net cash used in operating activities	(51,391)	(15,869)
Investing activities
Purchase of property and equipment	(275)	(540)
Investment in joint venture	—	(50)
Net cash used in investing activities	(275)	(590)
Financing activities
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	151,581
Deferred offering costs	—	(729)
Proceeds from the exercise of stock options	177	—
Net cash provided by financing activities	177	150,852
Net (decrease) increase in cash, cash equivalents, and restricted cash	(51,489)	134,393
Cash, cash equivalents and restricted cash at beginning of year	276,316	8,188
Cash, cash equivalents and restricted cash at end of year	$224,827	$142,581
Supplemental cash flow information:
Cash received for interest	$157	$10
Noncash investing and financing activities:
Deferred offering costs in accounts payable and accrued expenses	$—	$1,413
Operating lease right-of-use asset obtained in exchange for operating lease liabilities	$(15,319)	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$223,355	$142,473
Restricted cash	1,472	108
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$224,827	$142,581

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

Nature of Business

Pyxis Oncology, Inc. (the “Company”), a Delaware corporation, was founded in June 2018 and launched its operations in July 2019. The Company is an oncology company focused on developing an arsenal of next-generation therapeutics to target difficult-to-treat cancers and improve quality of life for patients. The Company develops its product candidates with the objective to directly kill tumor cells, and to address the underlying pathologies created by cancer that enable its uncontrollable proliferation and immune evasion. Since the Company’s launch in 2019, the Company has developed a broad portfolio of novel antibody drug conjugate, or ADC, product candidates and monoclonal antibody, or mAb, preclinical discovery programs that the Company is developing as monotherapies and in combination with other therapies.

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

In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three and six months ended June 30, 2022 are not necessarily indicative of those expected for the year ending December 31, 2022 or for any future period. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2022.

Liquidity

As of June 30, 2022, the Company had an accumulated deficit of $148.7 million. The Company has incurred losses and negative cash flows from operations since inception, including net losses of $56.9 million and $45.0 million for the six months ended June 30, 2022 and 2021, respectively.

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

The Company currently expects that its existing cash and cash equivalents of $223.4 million as of June 30, 2022 to fund its operating expenses and capital requirements at least twelve months from the date these unaudited condensed consolidated financial statements are issued. Additional funding may be necessary to fund future clinical and preclinical activities.

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

3. Fair Value Measurements

The following tables present the financial instruments carried at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, respectively, in accordance with the FASB ASC 820 hierarchy (in thousands):

	Fair Value Measurements at June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$218,359	$—	$—	$218,359

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$272,210	$—	$—	$272,210

The Company’s cash equivalents represent deposits in a short-term United States Treasury money market fund quoted in an active market and classified as a Level 1 asset. There were no assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2022 and December 31, 2021. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three and six months ended June 30, 2022 and 2021.

The Company recognized initial derivative liability of $3.4 million related to LegoChem Extra Milestone Payment and revalued at each reporting period, with a fair value adjustment to the derivative liability of $2.2 million and $3.3 million for the three months and six months ended June 30, 2021, respectively. The fair value of the derivative liability was initially determined using a probability-weighted income approach and is revalued at each reporting date or more frequently if circumstances dictate. The significant unobservable inputs used in the fair value measurement of the derivative liability include probability of payment factors and the discount rate. Refer to Note 5, Licensing Agreements, for additional information on the derivative liability.

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

Voxall has incurred losses since inception and the Company has recognized its share of losses of Voxall only to the extent of the carrying value of its investment in Voxall and the promissory note issued by Voxall, which aggregated to $0.2 million in 2021. The Company has not recognized any further losses of Voxall during the three and six months ended June 30, 2022. The remaining unabsorbed loss will be offset against future income, if any. As the Company has no commitment to fund the losses of the equity method investment, the carrying value of the equity method investment has not been reduced below zero.

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

Further, pursuant to the University License Agreement, the Company is obligated to pay to the University, the future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products at varying rates. The Company assessed the milestone and royalty events involving the University as of June 30, 2022 and concluded no such amounts were due.

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

Further, pursuant to the Pfizer License Agreement, the Company is obligated to pay the future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products at varying rates. The Company assessed the milestone and royalty events involving Pfizer as of June 30, 2022 and concluded no such amounts were due.

LegoChem Biosciences, Inc. Agreements

In December 2020, the Company entered into a license agreement (the “LegoChem License Agreement”) and an opt-in, investment and additional consideration agreement (the “Opt-In Agreement”) with LegoChem Biosciences, Inc. (“LegoChem”). Pursuant to the LegoChem License Agreement, the Company obtained worldwide (other than Korea) license for development and commercialization rights for LCB67, an ADC product candidate targeting DLK-1, and products containing the licensed compound. The Company paid $9.0 million in March 2021 to LegoChem, which was recorded as research and development expenses. Pursuant to the LegoChem License Agreement, the Company may purchase certain initial quantities of licensed product from LegoChem for an estimated cost of $7.0 million. No amounts were due and payable related to the manufacturing of the initial quantities of licensed product as of June 30, 2022. Further, pursuant to the LegoChem License Agreement, the Company is obligated to pay the future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products at varying rates.

In addition, as part of the Opt-in Agreement, LegoChem had an option to pay $8.0 million to the Company, in exchange for the right to receive a milestone payment (the “Extra Milestone Payment”) of $9.6 million upon the earliest to occur of certain events, including the date of pricing or offer of the first public offering of its common stock or if the Company is the subject of a change in control transaction. The Company determined that the Extra Milestone Payment met the definition and recognition condition of derivative under ASC 815, “Derivatives and Hedging” for which there was a binding contract and firm commitment in January 2021. An initial derivative liability was recognized for $3.4 million with an offset to research and development expenses in January 2021. The derivative liability was re-measured at each reporting date, with changes recorded in “Other income (expense)” in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company recorded a fair value adjustment to the derivative liability of $2.2 million and $3.3 million for the three and six months ended June 30, 2021. The Company settled its derivative liability by paying the Extra Milestone Payment of $9.6 million to LegoChem in January 2022.

The Company assessed the milestone and royalty events involving LegoChem as of June 30, 2022 and concluded no such amounts were due.

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

Pursuant to the Biosion License Agreement, the Company paid upfront license fee of $10 million, which was recorded as research and development expenses. The Company is also obligated to pay future contingent payments including development, regulatory and commercial milestones up to an aggregate of $217.5 million in case of normal approval and $222.5 million in case of accelerated approval. Additionally, if products are launched, the Company will pay Biosion tiered royalties on net sales of licensed products in varying royalty rates ranging from low single digits to low teens. The Company’s royalty obligations apply on a licensed product-by-licensed product and country-by-country basis from first commercial sale until the latest to occur of: (1) 12 years from first commercial sale; (2) the expiration of all regulatory or data exclusivity; and (3) the expiration of the last valid claim of a licensed patent covering the licensed product in a country.

The Company assessed the milestone and royalty events involving Biosion as of June 30, 2022 and concluded no such amounts were due.

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

7. Stockholders' Equity

Preferred Stock

There were no issued and outstanding shares of preferred stock as of June 30, 2022 and December 31, 2021.

Common Stock

The Company was authorized to issue up to 190,000,000 shares of common stock as of June 30, 2022 and December 31, 2021, of which 32,825,679 and 32,792,867 shares were issued as of June 30, 2022 and December 31, 2021, respectively, 32,483,883 and 32,222,881 shares were outstanding at June 30, 2022 and December 31, 2021, respectively. The difference between shares issued and shares outstanding represents unvested restricted common stock issued pursuant to standalone restricted stock purchase agreements (refer to Note 8 - Stock-Based Compensation).

Voting, dividend and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.

Voting—Each holder of outstanding shares of common stock shall be entitled to one vote in respect of each share.

Reserved Shares— The Company reserved the following shares of common stock for issuance:

	June 30, 2022	December 31, 2021
Unvested restricted stock awards	2,960,980	618,494
Stock options available for issuance	532,631	1,289,259
Stock options outstanding	5,752,526	5,926,969
Employee stock purchase plan	424,595	424,595
Total	9,670,732	8,259,317

8. Stock-Based Compensation

2021 Equity Incentive Plan

On September 27, 2021, the Company’s board of directors and stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective on October 7, 2021, when the Company’s registration statement was declared effective by the SEC. The 2021 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company has initially reserved 3,852,807 shares of its common stock for the issuance of awards under the 2021 Plan. The number of shares of common stock reserved for issuance under the 2021 Plan will automatically increase annually on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022, and continuing until (and including) the fiscal year ending December 31, 2031 by lesser of 5% of the total number of shares of common stock outstanding on December 31st of the immediately preceding fiscal year or number of shares as may be determined by the board of directors. As a result of the evergreen provision of the 2021 Plan, the Company added an additional 1,639,643 shares of common stock to the 2021 Plan as of January 1, 2022. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive options under the 2021 Plan is 7,705,614. As of June 30, 2022, options to purchase 2,797,034 shares of common stock and 2,554,044 restricted stock units were outstanding under the 2021 Plan and 141,372 shares remained available for future issuance under the 2021 Plan.

2019 Equity Incentive Plan

In 2019, the Company established the 2019 Plan, under which the Company may grant options and restricted stock to its employees and certain non-employees. The maximum number of shares of common stock reserved for issuance under the 2019 Plan is 4,042,408 shares.

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

Prior to the initial public offering, the exercise prices, vesting and other restrictions of the awards to be granted under the 2019 Plan are determined by the board of directors, except that no stock option may be issued with an exercise price less than the fair market value of the common stock at the date of the grant or have a term in excess of ten years. Options granted under the 2019 Plan are exercisable in whole or in part at any time subsequent to vesting. As of June 30, 2022, options to purchase 2,955,492 shares of common stock and 65,140 restricted stock units were outstanding under the 2019 Plan and 391,259 shares remained available for future issuance under the 2019 Plan.

Stock Options

The summary of stock option activity for the six months ended June 30, 2022 (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2022	5,926,969	$10.03	9.5	$16,414
Granted	527,277	6.24
Exercised	(64,838)	2.73
Forfeited	(603,044)	7.52
Expired	(33,838)	5.34
Outstanding at June 30, 2022	5,752,526	$10.08	9.1	$144
Options exercisable at June 30, 2022	1,338,597	$6.00	8.8	$80

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock of $2.38 per share as of June 30, 2022. The options granted during the three and six months ended June 30, 2022 had a weighted average fair value of $2.22 and $4.93 per share, respectively, and $3.50 and $3.51 per share for the options granted during the three and six months ended June 30, 2021, respectively.

The Company estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the range of assumptions in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected volatility	101.14% - 101.63%	74.93%	98.05% - 101.66%	77.00%
Risk-free interest rate	2.53% - 3.34%	1.05%	1.6% - 3.34%	1.05% - 1.16%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	6.08 - 6.11	6.08	6.08 - 6.11	6.02 - 6.08

Stock-based compensation expense related to stock options recorded is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$1,095	$190	$1,567	$1,010
General and administrative	1,726	363	4,600	1,987
Total	$2,821	$553	$6,167	$2,997

The Company has an aggregate $31.0 million of gross unrecognized stock-based compensation expense as of June 30, 2022 remaining to be amortized over a weighted average period of 2.77 years. The Company has not recognized and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance related to its net deferred tax assets.

Restricted Stock Awards

Under the 2019 Plan and 2021 Plan, the Company issued 2,941,232 restricted common stock to employees. Compensation cost related to these awards were recorded based on the Company's stock price on the date of issuance.

The Company issued certain shares of restricted common stock to the employee co-founders and certain non-employee consultants in 2019. The shares of restricted common stock were issued pursuant to standalone restricted stock purchase agreements that are independent of the 2019 Plan and 2021 Plan. The shares of restricted common stock pursuant to standalone restricted stock purchase agreements carried a purchase price equivalent of $0.01 per share. The compensation cost was measured based on the fair value of the underlying common stock less the purchase price of the restricted common stock and the Company recognizes compensation costs over the requisite service period.

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

The summary of restricted stock activity for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	618,494	$3.04
Granted	2,818,467	3.90
Vested	(196,164)	0.05
Forfeited	(279,817)	3.58
Non-vested at June 30, 2022	2,960,980	$3.64

The Company has recorded stock-based compensation expense related to the restricted stock of $1.2 million and $19 thousand for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense related to the restricted stock of $1.2 million and $25 thousand, respectively. The Company has an aggregate $9.5 million of gross unrecognized restricted stock-based compensation expense as of June 30, 2022 remaining to be amortized over a weighted average period of 2.6 years.

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

9. Leases

In September 2021, the Company entered into an operating lease agreement, with a lease term commencement date of April 1, 2022, the date the Company took control of the property, for an office and laboratory space in Boston, Massachusetts. The lease payments will begin from December 1, 2022 and will continue through December 31, 2032 and have scheduled rent increases each year of 3%. In addition to the rent, the Company bears the costs of certain insurance, property taxes and maintenance, which represent the Company’s proportionate share of the actual expenses incurred by the landlord. There is an additional five-year option to extend the lease beyond December 31, 2032.

The lease is classified as operating lease. At the lease commencement date, the operating lease right-of-use ('ROU') assets of $15.3 million and lease liabilities of $15.3 million were recognized based on the present value of remaining fixed lease payments over the expected lease term using an incremental borrowing rate of 9.4%. As the Company’s operating leases do not provide an implicit rate, estimated incremental borrowing rates based on the information available at the time of lease commencement date were used in determining the present value of lease payments. Under the lease agreement a landlord provided for tenant improvement allowance of $6.4 million to be applied to the costs of the construction of the leasehold improvements. The tenant improvement allowance is recognized as a reduction in operating lease ROU assets and lease liabilities on the lease commencement date. Variable lease costs such as common area costs and other operating costs are expensed as incurred and were minimal for the three months ended June 30, 2022. The aggregate weighted-average remaining lease term was 10.6 years as of June 30, 2022.

During the three months ended June 30, 2022 and 2021, the Company incurred $1.2 million and $0.2 million in rent expense, respectively. For the six months ended June 30, 2022 and 2021, rent expense was $1.4 million and $0.4 million, respectively. The following table provides a reconciliation of the Company’s remaining undiscounted contractual rent obligations due within each respective fiscal year ending December 31 to the operating lease liabilities recognized as of June 30, 2022 (in thousands):

Years Ending December 31,	Operating Leases
2022	$259
2023	3,117
2024	3,208
2025	3,302
2026	3,399
Thereafter	22,248
Total undiscounted payments	35,533
Less: tenant improvement allowance	(6,368)
Less: present value adjustment	(13,484)
Present value of future payments	15,681
Less: current portion of operating lease liabilities	—
Operating lease liabilities, net of current portion	$15,681

10. Income Taxes

The Company’s effective tax rate from continuing operations was 0% for the three and six months ended June 30, 2022 and 2021. The Company has not recorded a federal income tax provision for the three and six months ended June 30, 2022 and 2021. The Company recorded a nominal state and local income tax provision for the six months ended June 30, 2022 and 2021.

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

11. Net Loss per Common Share

Basic and diluted net loss per common share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(25,562)	$(8,146)	$(56,942)	$(44,971)
Denominator:
Weighted-average common shares outstanding, basic and diluted	32,451,610	1,471,447	32,384,522	1,411,428
Net loss per share, basic and diluted	$(0.79)	$(5.54)	$(1.76)	$(31.86)

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

The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at June 30, 2022 and 2021 because including them would have had an anti-dilutive effect:

	June 30,
	2022	2021
Convertible preferred stock	—	20,056,145
Unvested restricted stock awards	2,960,980	658,947
Stock options outstanding	5,752,526	2,757,871
Stock options available for issuance	532,631	789,214
Employee stock purchase plan	424,595	—
Total	9,670,732	24,262,177

12. Related Parties

Prior to IPO, Pfizer along-with its affiliated entity and Bayer HealthCare LLC ("Bayer"), were principal owners of the Company. Subsequent to IPO, Pfizer and Bayer are no longer principal owners and, as a result, neither Pfizer nor Bayer are related parties of the Company. In 2020, the Company entered into the Pfizer License Agreement, and it became effective in March 2021. During the six months ended June 30, 2021, the Company incurred a combined $25.0 million (which was recorded as research and development expenses), consisting of an upfront fee equal to a cash payment of $5.0 million and the issuance of 12,152,145 shares of Series B Convertible Preferred Stock with a value of $20.0 million in 2021 to Pfizer. Refer to Note 5 for additional discussion.

The Company and Alloy formed a joint venture company, Voxall Therapeutics, LLC (“Voxall”) to leverage the Company’s technology and Alloy’s ATX-Gx™ platform and antibody discovery services. The Company and Alloy contributed $50 thousand each to Voxall along with certain license in March 2021. No transactions occurred with Voxall during the three and six months ended June 30, 2022.

13. Commitments and Contingencies

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

Overview

We are an oncology company focused on developing an arsenal of next-generation therapeutics to target difficult-to-treat cancers and improve quality of life for patients. We develop our product candidates with the objective to directly kill tumor cells, and to address the underlying pathologies created by cancer that enable its uncontrollable proliferation and immune evasion. We are developing multi-asset, multi-modality portfolio aimed at defeating difficult-to-treat cancers. Since our launch in 2019, we have developed a broad portfolio of novel antibody drug conjugates, or ADCs, immuno-oncology, or IO, product candidates and monoclonal antibody, or mAb, preclinical discovery programs that we are developing as monotherapies and in combination with other therapies.

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

Our ADCs utilize next-generation technologies that, based on observations from preclinical studies, may allow for increased stability and a reduced off target side-effect profile. We in-licensed two ADC programs in March 2021 from Pfizer, one ADC program from LegoChem in December 2020 and one IO program from Biosion in March 2022. We have additional preclinical mAb discovery programs derived from work at the laboratory of Dr. Thomas Gajewski. We retain full worldwide development and commercialization rights to all our product candidates, with the exception of PYX-202 in Korea and PYX-106 in Greater China (mainland China, Hong Kong, Macau and Taiwan). We are focusing our efforts on eliminating tumor cells through the selective antibody mediated delivery of cytotoxic payloads and by modulating key immune-associated pathways in the TME. We intend to develop each of our programs as a monotherapy and potentially also in combination with other therapies. We have designed our product candidates to overcome the limitations of ADCs that use conventional conjugation with the aim of providing patients with safer and more efficacious treatment options.

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

Recent Developments

Pipeline Reprioritization

We regularly evaluate our available financial resources and make judgments on how to best use those resources to advance our programs through development to have the opportunity to bring our therapies to patients and improve the quality of their lives. While we continue to seek ways to enhance and diversify our portfolio of therapeutics through strategic partnerships and other means, considering the current and evolving economic and market conditions, we have sharpened our focus and are reprioritizing of our development efforts. Through this reprioritization, we believe there is an opportunity to advance two of our current programs into clinical development in the second half of the calendar year 2022, preserve our resources, and extend our cash runway through the second half of the calendar year 2024 while maintaining the financial flexibility to opportunistically pursue business development opportunities.

Highlights of our pipeline development reprioritization include:

•
Refocus development efforts and spending towards our two most advanced programs, anti-EDB ADC, PYX-201, and anti-Siglec-15 IO, PYX-106. By advancing these programs with near-term catalysts, we are on track to file INDs for both programs in the second half of the calendar year 2022.
•
Pause preclinical development of anti-CD123 ADC, PYX-203, and anti-KLRG1 IO program, PYX-102. Although these programs remain important to our diversified portfolio of therapeutic candidates, pausing preclinical development efforts currently will allow us to increase the resources available to advance PYX-201 and PYX-106 and improve our chances to be able to advance these programs into the clinic, upon Investigational New Drug applications (INDs) approval.

Cease the development of anti-DLK1 ADC, PYX-202

On March 29, 2022, we disclosed that we were conducting additional GLP and non-GLP toxicity studies on PYX-202 to determine the clinical viability of the program. Upon review and analysis of data from the toxicity studies, and anticipated clinical use and commercial prospects of anti-DLK1 ADC, PYX-202, if approved, we have elected to stop the continued development of the program.

Our current pipeline is summarized as below:

PYX-201 is an investigational, novel ADC consisting of an Immunoglobulin G1, or IgG1, anti-fibronectin Extradomain-B, or EDB, mAb site-specifically conjugated to auristatin via a cathepsin B-cleavable linker. Fibronectin is a glycoprotein found in the extracellular matrix. Fibronectin EDB regulates blood vessel morphogenesis, which provides the tumor access to nutrition and oxygen, a means to remove waste, and a pathway for metastasizing cells. EDB is overexpressed in many malignancies and is minimally expressed in most normal adult tissues, making it a potentially attractive means to target tumors while sparing healthy cells. In preclinical models of patient derived xenograft, or PDX models, we observed tumor regression with single agent PYX-201. In addition, we observed that the treatment of preclinical syngeneic tumor models with PYX-201 resulted in enhanced T cell infiltration into the TME, which is a hallmark of immunogenic cell death, or ICD, enabling synergistic activity in combination with a checkpoint inhibitor. We anticipate submitting an IND in the second half of the calendar year 2022.

PYX-106 is an investigational fully human IgG1 isotype Siglec-15 targeting antibody that is designed to block Siglec-15 mediated suppression of T-cell proliferation and function. We plan to initially develop this asset for the treatment of thyroid cancer, Head & Neck Squamous Cell Carcinoma, or HNSCC, non-small cell lung cancer, or NSCLC, and other solid tumors. We licensed worldwide rights, other than in Greater China (mainland China, Hong Kong, Macau and Taiwan), to our Siglec-15 targeting antibody from Biosion Inc. We expect to submit an IND in the second half of the calendar year 2022.

Since our inception, we have focused substantially all our resources on organizing and staffing our company, business planning, raising capital, conducting research and development activities, filing and prosecuting patent applications, identifying potential product candidates and undertaking preclinical studies and a clinical trial. We do not have any products approved for sale and have not generated any revenue from product sales or from any other sources. We have incurred significant operating losses since our inception. We reported net losses of $56.9 million and $45.0 million for the six months ended June 30, 2022 and 2021. As of June 30, 2022, we had an accumulated deficit of $148.7 million, net equity of $212.0 million and cash and cash equivalents of $223.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses and capital expenditures will increase substantially in connection with our ongoing activities. Our operations to date have been financed primarily through sales of convertible preferred stock and sale of equity securities and additional funding may be necessary to fund future clinical and preclinical activities.

COVID-19 Business Update

In response to the COVID-19 pandemic, we have not experienced material business disruptions nor have experienced any significant impact on our consolidated financial statements. We are following, and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention as well as federal, state and local governments regarding working-from-home practices for non-essential employees. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business, and it has the potential to adversely affect our business. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, financial condition and results of operations, see the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report.

Licensing and Collaboration Agreements

License Agreement with Pfizer, Inc.

In December 2020, we entered into a license agreement, as amended, the “Pfizer License Agreement,” with Pfizer, Inc., or Pfizer, for worldwide development and commercialization rights to two of Pfizer’s proprietary ADC product candidates (now referred to as PYX-201 and PYX-203), as well as other ADC product candidates directed to the licensed targets. The Pfizer License Agreement became effective in March 2021. The initial exclusively licensed targets are extra domain B (EBD of fibronectin) and CD123 and we have the option to expand the scope of our license to add other licensed targets. Pfizer has also granted us a non-exclusive license to use Pfizer’s FACT platform technology to develop and commercialize the licensed ADCs. In March 2021, we entered into an amendment to the Pfizer License Agreement to include additional know-how within the scope of our license. As part of our Pipeline Reprioritization, discussed above, we have elected to pause the continued development of the PYX-203.

Pursuant to the Pfizer License Agreement, we incurred a combined $25.0 million for the license fee, consisting of an upfront fee of $5.0 million and issued 12,152,145 shares of Series B convertible preferred stock in 2021 to Pfizer, and are obligated to pay future contingent payments and royalties, including up to an aggregate of $660 million in milestones for the first four licensed ADCs. Additional ADC targets may be licensed for an additional upfront fee, and such targets would be subject to additional regulatory and commercial sales milestones.

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

Agreements with LegoChem Biosciences, Inc.

In December 2020, we entered into a license agreement, or the “LegoChem License Agreement,” with LegoChem Biosciences, Inc., or LegoChem, pursuant to which we licensed worldwide (other than Korea) development and commercialization rights for LCB67, an ADC product candidate targeting DLK1 (now referred to as PYX-202), and products containing the licensed compound. We have the right to ask LegoChem to use commercially reasonable efforts at our cost to modify the licensed compound if there are certain technical failures of the licensed compound that we believe are attributable to the linker or the payload used in the licensed compound, and the modified compound will replace the unmodified version as the licensed compound. In February 2021, we entered into an amendment to the LegoChem License Agreement to include additional patents within the scope of our license. On March 29, 2022, we disclosed that we were conducting additional GLP and non-GLP toxicity studies on PYX-202 to determine the clinical viability of the program. Upon review and analysis of data from the toxicity studies, and anticipated clinical use and commercial prospects of anti-DLK1 ADC, PYX-202, if approved, we have elected to stop the continued development of the program.

Pursuant to the LegoChem License Agreement, we paid an upfront fee of $0.5 million in 2020 and $9.0 million in 2021 and may purchase certain initial quantities of licensed product from LegoChem for an estimated cost of $7.0 million. We are also obligated to pay up to an aggregate of $284.5 million to LegoChem if certain development, regulatory and sales milestones are achieved, as well as tiered royalties on net sales of licensed products ranging from mid-single digit to high single digit royalty rates. Our royalty obligations apply on a licensed product-by-licensed product and country-by-country basis until the latest to occur of: (1) the date of expiration of the last valid claim of a licensed patent covering the licensed product; (2) 10 years from first commercial sale; and (3) the expiration of regulatory or data exclusivity.

In December 2020, we also entered into an opt-in, investment and additional consideration agreement with LegoChem, or the “Opt-In Agreement.” Under the Opt-In Agreement, we issued to LegoChem shares of Series B convertible preferred stock as part of our Series B financing in March 2021. We are also obligated to pay LegoChem a percentage of sublicensing revenue ranging from low-double digits to thirty percent based on the stage of development of the licensed product at the time of entering into the applicable sublicense, which percentage may be increased to up to fifty percent for any upfront payment from a sublicensee under certain circumstances. LegoChem has exercised its option under the Opt-In Agreement to make a $8.0 million payment to us, which payment was made in April 2021, in exchange for the right to receive an extra milestone payment of $9.6 million upon the earliest to occur of certain events, including the date of pricing or offer of the first public offering of our common stock or if we are the subject of a change of control transaction. Upon our IPO in October 2021, the extra milestone payment event triggered, and we paid $9.6 million in January 2022 to LegoChem.

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

Pursuant to the Biosion License Agreement, we paid an upfront fee of $10 million. The Company is also obligated to pay future contingent payments including development, regulatory and commercial milestone up to an aggregate of $217.5 million in case of normal approval and $222.5 million in case of accelerated approval. Additionally, if products are launched, we will pay Biosion tiered royalties on net sales of licensed products in varying royalty rates ranging from low single digits to low teens. Our royalty obligations apply on a licensed product-by-licensed product and country-by-country basis from first commercial sale until the latest to occur of: (1) 12 years from first commercial sale; (2) the expiration of all regulatory or data exclusivity; and (3) the expiration of the last valid claim of a licensed patent covering the licensed product in a country.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$17,170	$3,205	$13,965
General and administrative	8,556	2,736	5,820
Total operating expenses:	25,726	5,941	19,785
Loss from operations	(25,726)	(5,941)	(19,785)
Other income (expense):
Interest income	164	6	158
Service fee income from related party	—	181	(181)
Change in fair value of derivative liability	—	(2,161)	2,161
Total other income (expense)	164	(1,974)	2,138
Loss from equity method investment in joint venture	—	(231)	231
Net loss	$(25,562)	$(8,146)	$(17,416)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Research and development program expenses	$11,857	$1,496	$10,361
Personnel-related expenses including stock-based compensation	3,942	1,270	2,672
Other research and development expenses	1,371	439	932
Total research and development expenses	$17,170	$3,205	$13,965

Research and development expenses increased by $14.0 million, from $3.2 million for the three months ended June 30, 2021 to $17.2 million for the three months ended June 30, 2022. The increase in program expenses by $10.4 million was primarily due to an increase in contract manufacturing costs of $8.7 million driven by manufacturing of the drug products and drug substance, and increase in preclinical cost of $1.6 million related to toxicity studies. The increases of both personnel-related expenses by $1.3 million and stock-based compensation by $1.3 million were primarily due to an increase in headcount to support our research and development activities.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Personnel-related expenses including stock-based compensation	$4,940	$958	$3,982
Professional and consultant fees	2,202	1,638	564
Facilities, insurance and other costs	1,414	140	1,274
Total general and administrative expenses	$8,556	$2,736	$5,820

General and administrative expenses increased by $5.8 million, from $2.7 million for the three months ended June 30, 2021 to $8.5 million for the three months ended June 30, 2022. The increases of both personnel-related expenses by $1.9 million and stock-based compensation by $2.1 million were primarily due to an increase in the headcount. Professional and consultant fees increased by $0.6 million primarily due to increase in legal, professional, recruiting and consulting fees to support our growth and operations. Increase in facilities, insurance and other costs was mainly due to increase in rent by $0.9 million, and directors and officers insurance expense by $0.6 million.

Other Income (Expense)

Other expense consists of change in fair value of the derivative liability of $2.2 million for the three months ended June 30, 2021 as a result of the Opt-In Agreement.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$37,241	$35,979	$1,262
General and administrative	19,874	5,691	14,183
Total operating expenses:	57,115	41,670	15,445
Loss from operations	(57,115)	(41,670)	(15,445)
Other income (expense):
Interest income	173	10	163
Service fee income from related party	—	181	(181)
Change in fair value of derivative liability	—	(3,261)	3,261
Total other income (expense)	173	(3,070)	3,243
Loss from equity method investment in joint venture	—	(231)	231
Net loss	$(56,942)	$(44,971)	$(11,971)

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Research and development program expenses	$27,755	$32,029	$(4,274)
Personnel-related expenses including stock-based compensation	6,625	3,018	3,607
Other research and development expenses	2,861	932	1,929
Total research and development expenses	$37,241	$35,979	$1,262

Research and development expenses increased by $1.3 million, from $35.9 million for the six months ended June 30, 2021 to $37.2 million for the six months ended June 30, 2022. The decrease in program expenses by $4.3 million was primarily due to a decrease in licensing fees of $19.4 million offset by increases in contract manufacturing costs of $12.1 million and preclinical costs related to toxicity studies of $2.4 million. The increases of both personnel-related expenses by $2.0 million and stock-based compensation by $1.6 million were primarily due to an increase in headcount to support our research and development activities. Other research and development expenses increased by $1.1 million which was primarily related to the increase in laboratory supplies and higher professional and consulting cost.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Personnel-related expenses including stock-based compensation	$10,409	$3,060	$7,349
Professional and consultant fees	6,751	2,255	4,496
Facilities, insurance and other costs	2,714	376	2,338
Total general and administrative expenses	$19,874	$5,691	$14,183

General and administrative expenses increased by $14.2 million, from $5.7 million for the six months ended June 30, 2021 to $19.9 million for the six months ended June 30, 2022. The increases of both personnel-related expenses by $4.5 million and stock-based compensation by $2.8 million were primarily due to an increase in the headcount. Professional and consultant fees increased by $4.5 million primarily due to an overall increase in legal, professional, and consulting fees to support our growth and operations. Facilities, insurance and other costs increased by $2.3 million mainly due to increase in rent expense by $1.0 million and directors and officers insurance expense of $1.2 million.

Other Income (Expense)

Other expense consists of change in fair value of the derivative liability of $3.3 million for the six months ended June 30, 2021 as a result of the Opt-In Agreement.

Liquidity and Capital Resources

Overview

We had cash and cash equivalents of $223.4 million as of June 30, 2022. For the six months ended June 30, 2022 and 2021, we had net losses of $56.9 million and $45.0 million, respectively. As of June 30, 2022, we had an accumulated deficit of $148.7 million.

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. The timing and amount of our funding requirements will depend on many factors, including:

•
the manufacture of product candidates, completion of our IND enabling studies and initiation of Phase 1 clinical trials for PYX-201 and PYX-106;
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

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(51,391)	$(15,869)
Net cash used in investing activities	(275)	(590)
Net cash provided by financing activities	177	150,852

Operating Activities

During the six months ended June 30, 2022, $51.4 million of cash was used in operating activities. This was primarily attributable to our net loss of $56.9 million and net change in our operating assets and liabilities of $2.8 million, partially offset by non-cash charges of $8.3 million. The non-cash charges of $8.3 million was primarily due to $7.4 million in stock-based compensation. The net change in our operating assets and liabilities was primarily due to a decrease of $4.1 million in accounts payable, which is primarily due to the $9.6 million payment made pursuant to the LegoChem License Agreement.

During the six months ended June 30, 2021, $15.9 million of cash was used in operating activities. This was primarily attributable to our net loss of $45.0 million and net change in our operating assets and liabilities of $2.1 million, partially offset by non-cash charges of $27.0 million. The non-cash charges of $27.0 million was primarily due to the $20.0 million of research and development license fees incurred pursuant to the Pfizer License Agreement, $3.0 million in stock-based compensation and $3.2 million for a change in fair value of the derivative liability. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2021 consisted primarily of an increase of $3.4 million in the derivative liability. Changes in accounts payable, accrued liabilities and prepaid and other current assets were generally due to growth in our business, the advancement of our research programs, and the timing of vendor invoicing and payments.

Investing Activities

During the six months ended June 30, 2022 and 2021, net cash used in investing activities was $0.3 million and $0.6 million, respectively, due to purchases of property and equipment. During the six months ended June 30, 2021, we also made an investment in our joint venture, the Alloy Pyxis JV, for $0.1 million.

Financing Activities

During the six months ended June 30, 2022 and 2021, net cash provided by financing activities was $0.2 million and $150.9 million, respectively. During the six months ended June 30, 2022, the $0.2 million provided consisted of net proceeds from stock option exercises. During the six months ended June 30, 2021, the $150.9 million provided consisted primarily of net proceeds of $151.6 million from the sale of our Series B convertible preferred stock, offset by $0.8 million in deferred offering costs.

Outlook

Based on our existing cash balance as of June 30, 2022 of $223.4 million and our research & development and business development plans, we expect to be able to fund our operating expenses and capital expenditure requirements through the second half of the calendar year 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expect.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of June 30, 2022, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods.

On September 29, 2021, we entered into a lease agreement for an office and laboratory space in Boston, Massachusetts. The lease payments will begin from December 1, 2022 and will continue through December 31, 2032, and have scheduled rent increases each year of 3%. The contractual fixed lease payments over the term of the lease net of tenant improvement allowance aggregate to $29.0 million.

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

Pursuant to the LegoChem License Agreement, we are obligated to pay up to an aggregate of $284.5 million to LegoChem if certain development, regulatory and sales milestones are achieved, as well as tiered royalties on net sales of licensed products ranging from mid-single digit to high single digit royalty rates. Our royalty obligations apply on a licensed product-by-licensed product and country-by-country basis until the latest to occur of: (1) the date of expiration of the last valid claim of a licensed patent covering the licensed product; (2) 10 years from first commercial sale; and (3) the expiration of regulatory or data exclusivity. As part of our Pipeline Reprioritization, discussed above, we have elected to stop the continued development of the PYX-202.

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

Risks Related to our Financial Position and Need for Additional Capital

We are an oncology focused biopharmaceutical company with a limited operating history and have incurred significant losses since our inception. We expect to incur losses over at least the next several years and may never achieve or maintain profitability.

We are an oncology focused biopharmaceutical company with a limited operating history. Since our inception, we have incurred significant operating losses. We reported net loss of $76.0 million for the year ended December 31, 2021 and our net loss was $25.6 million and $8.1 million for the three months ended June 30, 2022 and 2021, respectively. Our net loss was $56,9 million and $45,0 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $148.7 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests. As such, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory licensure and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing licensure for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, procuring clinical- and commercial-scale manufacturing, successfully completing preclinical studies and clinical trials of our product candidates, establishing arrangements with third parties for the conduct of our clinical trials, obtaining marketing licensure for our product candidates, manufacturing, marketing and selling any products for which we may obtain marketing licensure, discovering or obtaining rights to additional product candidates, identifying collaborators to develop product candidates we identify or additional uses of existing product candidates and successfully completing development of product candidates for our collaboration partners.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•
manufacture product candidates, conduct IND enabling studies and submit INDs and initiate Phase 1 clinical trials for our ADC product candidate PYX-201 and our IO product candidate PYX-106;
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

The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we work to prepare for IND submissions and initiate Phase 1 clinical trials of our product candidates PYX-201 and PYX-106 and advance our other preclinical research and development programs. For example, to refocus development efforts and spending towards our two most advanced programs, PYX-201 and PYX-106, we have elected to pause preclinical development of PYX-203, and PYX-102. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other comparable regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

As of June 30, 2022, we had approximately $223.4 million in cash and cash equivalents. Based on our current operating plan, our current cash and cash equivalents, we estimate that such funds will enable us to fund our operating expenses and capital expenditure requirements through the second half of the calendar year 2024. Our estimate as to how long we expect to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We intend to use our cash and cash equivalents for development and regulatory activities relating to our product candidates, discovery programs, business development activities and other general corporate purposes. Advancing the development of our product candidates will require a significant amount of capital. Our cash and cash equivalents will not be sufficient to fund any of our product candidates through regulatory licensure. Because the length of time and activities associated with successful research and development of any individual product candidate are highly uncertain, we are unable to estimate the actual funds we will require for development, marketing licensure and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

•
the manufacture of product candidates, completion of our IND enabling studies and initiation of Phase 1 clinical trials for PYX-201 and PYX-106;
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

In addition, as a preclinical stage biopharmaceutical company, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. For example, for one of our programs, PYX-202, we have elected to stop the continued development of the program because of our review and analysis of data from toxicity studies did not confirm the clinical viability of the program. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities and we may not be successful in making that transition.

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

Risks Related to the Discovery and Development of our Product Candidates

We are heavily dependent on the success of PYX-201 and PYX-106 which are in the early stages of development, and if PYX-201, and/or PYX-106 are not successful in clinical trials or do not receive regulatory approval or licensure or are not successfully commercialized, our business will be materially and adversely affected.

We have invested a significant portion of our efforts and financial resources in the development of PYX-201 and PYX-106. Our future success is substantially dependent on our ability to successfully initiate and complete clinical development for, obtain regulatory licensure for, and successfully commercialize PYX-201 and PYX-106 which may never occur. We currently have no products that are approved or licensed for commercial sale and may never be able to develop a marketable product. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to PYX-201 and PYX-106 which will require clinical development, management of clinical and manufacturing activities, regulatory licensure, establishing commercial scale manufacturing, and significant sales, marketing, and distribution efforts before we can generate any revenues from any commercial sales. We cannot be certain that we will be able to successfully complete any of these activities or that, even if PYX-201 and PYX-106 receive regulatory licensure, such products will be able to successfully compete against therapies and technologies offered by other companies.

The research, testing, manufacturing, labeling, licensure, sale, packaging, marketing, and distribution of biological products are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries. We are not permitted to market PYX-201 and PYX-106 (“product candidates”) in the United States until we receive licensure of a Biologics License Application, or BLA, from the FDA for such product candidates, as appropriate. Further, we are not permitted to market product candidates in any foreign countries until we receive the requisite licensure or approvals from such countries. We have not submitted a BLA to the FDA or comparable applications to any other comparable regulatory authorities for product candidates. We will not be in a position to do so for several years, if ever. If we are unable to obtain the necessary regulatory licensure or approvals for product candidates in a country, we will not be able to commercialize such product candidate in that country. As a result, our financial position will be materially adversely affected, and we may not be able to generate sufficient revenue to continue our business.

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

We have no products on the market and our product candidates are currently in preclinical development. In particular, none of our product candidates have ever been tested in a human subject. As a result, their risk of failure is high. Our ability to achieve and sustain profitability depends on obtaining regulatory licensure for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory licensure for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical studies and clinical trials to demonstrate the safety, purity and potency in humans of our product candidates. In addition, the development of novel antibodies is complex and difficult. Although our discovery and preclinical programs may initially show promise in identifying potential product candidates, they may not translate into product candidates for clinical development for a number of reasons, including that the target selection methodology we use may not be successful due to our inability to generate an applicable antibody candidate. In addition, two of our product candidates are in-licensed, and we continue to look for additional product candidates to in-license or acquire. Our preclinical studies or clinical trials may not replicate or advance the results of the research programs and pre-clinical studies that were completed prior to our in-licensing or acquisition of product candidates. For example, for one of our programs, PYX-202, we have elected to stop the continued development of the program because of our review and analysis of data from toxicity studies did not confirm the clinical viability of the program. Failure of our preclinical studies or clinical trials to replicate or advance the results of research programs and pre-clinical studies that were completed prior to our in-licensing or acquisition may materially and adversely affect our business, results of operations and prospects.

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

On March 29, 2022, we disclosed that we were conducting additional GLP and non-GLP toxicity studies on PYX-202 to determine the clinical viability of the program. Upon review and analysis of data from the toxicity studies, and anticipated clinical use and commercial prospects of anti-DLK1 ADC, PYX-202, if approved, we have elected to stop the continued development of the program.

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

We currently plan to submit INDs for our product candidates, PYX-201 and PYX-106 in the second half of the calendar year 2022, but we may not be able to submit these planned INDs on the timelines we expect. For example, we previously disclosed that we plan to submit INDs for PYX-203 and PYX-106 in the second half of the calendar year 2023, however, to refocus development efforts and spending towards our two most advanced programs, PYX-201 and PYX-106, we have elected to pause preclinical development of PYX-203, and PYX-102. Further, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing us to commence clinical trials or that, once begun, issues will not arise that lead to the suspension or termination of our clinical trials. Additionally, even if the applicable regulatory authorities agree with the design and implementation of the clinical trials set forth in our INDs, we cannot guarantee that those regulatory authorities will not change their requirements in the future, or that circumstances will not arise under which FDA or other regulatory authorities may place our clinical trials on partial or full clinical hold. These considerations apply to the INDs described above and also to new clinical trials we may submit as amendments to existing INDs or as part of new INDs in the future. Any failure to submit INDs on the timelines we expect or to obtain authorization to proceed with our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

Our preclinical studies and clinical trials may fail to demonstrate adequately the safety, purity and potency of any of our product candidates, which would prevent or delay development, regulatory licensure and commercialization.

Before obtaining regulatory licensure for the commercial sale of any of our product candidates, including PYX-201 and PYX-106, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are safe, pure, and potent, as required under a BLA. Preclinical and clinical testing is expensive and can take many years to complete and the outcome of these activities is inherently uncertain. Failure can occur at any time during the preclinical study and clinical trial processes and, because our product candidates are in an early stage of development and have never been tested in humans, there is a high risk of failure. For example, in the case of PYX-202, on March 29, 2022, we disclosed that we were conducting additional GLP and non-GLP toxicity studies on PYX-202 to determine the clinical viability of the program. Upon review and analysis of data from the toxicity studies, and anticipated clinical use and commercial prospects of anti-DLK1 ADC, PYX-202, if approved, we have elected to stop the continued development of the program. In addition, any failures or adverse outcomes in preclinical or clinical testing seen by other developers of similar product candidates could materially impact the success of our programs. We may never succeed in developing marketable products.

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

We use the FACT platform in our ADC product candidate. Any failures or setbacks involving the FACT platform, including adverse events, could have a detrimental impact on our research pipeline and future success. For example, we may uncover a previously unknown risk associated with the FACT platform or other issues that may be more problematic than we currently believe, which may prolong the period of observation required for obtaining, necessitate additional clinical testing or result in the failure to obtain, regulatory licensure. If the FACT platform is not safe in certain product candidates, we would be required to abandon or redesign other product candidates we develop via the FACT platform, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be successful in our efforts to use and expand the FACT platform to continue to build a pipeline of product candidates and develop marketable products.

We are currently using the FACT platform to develop two of our product candidates PYX-201 and PYX-203 (the development program for the latter of which is currently paused), as well as continuing to build our pipeline of product candidates. Our business depends not only on our ability to successfully develop, obtain regulatory licensure for, and commercialize the product candidates we currently have in preclinical development, but to continue to generate new product candidates through our platform. Even if we are successful in continuing to build our pipeline and further progress the development of our current product candidates, any additional product candidates may not be suitable for clinical development, including as a result of harmful side effects, manufacturing issues, limited potency or other characteristics that indicate that they are unlikely to be products that will succeed in clinical development, receive marketing licensure or achieve market acceptance. If we cannot validate our technology platform by successfully commercializing product candidates, we may not be able to obtain product, licensing or collaboration revenue in future periods, which would adversely affect our business, financial condition, results of operations and prospects.

We may expend our resources to pursue particular product candidates and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.

As a result of our limited financial and managerial resources, we must make strategic decisions as to which targets and product candidates to pursue and may forego or delay pursuit of opportunities with other targets or product candidates or for other indications that later prove to have greater commercial potential. For example, we have reprioritized and refocused our developments efforts on PYX-201 and PYX-106, while pausing the development of PYX-203 and PYX-102 and ceasing the development of PYX-202. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Failure to properly assess potential product candidates could result in our focus on product candidates with low market potential, which would harm our business, financial condition, results of operations and prospects. Our spending on current and future research, product candidates and discovery programs for specific targets or indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Even if regulatory licensure is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether the product is otherwise accepted in the market. Some product candidates are based on the FACT platform, which is a new technology and therapeutic approach. Our future success depends on the successful development of this novel therapeutic approach. Additionally, the regulatory licensure process for novel product candidates such as ours can be more expensive and take longer than for other, better-known or extensively-studied product candidates. No regulatory authority has granted licensure for any therapeutic using the FACT platform. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the FACT platform will result in the development and marketing licensure of any products. Any development problems we experience in the future related to any of our programs may cause significant delays or unanticipated costs or may prevent the development of a commercially viable product. Advancing our products creates significant challenges for us, including:

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

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence in the future may not be predictive of the results of the later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed on in later stage clinical trials. In particular, the small number of patients in our planned early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. For example, even if successful, the results of our Phase 1 clinical trials of our product candidates PYX-201 and PYX-106 and other product candidates may not be predictive of the results of further clinical trials of these product candidates or any of our other product candidates. Moreover, preclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain marketing licensure of their products. For example, in case of PYX-202, on March 29, 2022, we disclosed that we were conducting additional GLP and non-GLP toxicity studies on PYX-202 to confirm the clinical viability of the program. Upon review and analysis of data from the toxicity studies, and anticipated clinical use and commercial prospects of anti-DLK1 ADC, PYX-202, if approved, we have elected to stop the continued development of the program. Our future clinical trials may not ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business, results of operations, financial condition and prospects.

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

Our preclinical ADC and immunotherapy candidates may face substantial competition from alternative therapeutic modalities, such as CAR-T therapies, bispecific antibodies, and small molecules that are being developed for the same cancer types that we are targeting with our pipeline candidates. These approaches could prove to be more effective, safer, or convey other advantages over any products resulting from our technology. In addition, we also face competition on specific targets, including the target of our PYX-201 candidate, EDB, from Philogen S.p.A., and the target of our PYX-106 product candidate, a Siglec-15 targeting antibody, from Nextcure, Inc. lead program - NC318. Additionally, there is a wide array of activity in the development of immunotherapies for oncology which may be competitive with our preclinical discovery programs. Furthermore, if any of our product candidates are approved in oncology indications such as lung, hematological and other cancers, they may compete with existing approaches to treating cancer including surgery, radiation, and drug therapy, including conventional chemotherapy, biological products, and targeted drug small molecule therapies.

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

Any regulatory licenses that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of licensure, or contain requirements for potentially costly postmarketing testing, including Phase 4 clinical trials and surveillance to monitor the safety, purity, and potency of the product candidate. The FDA may also require a REMS program as a condition of licensure of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Comparable foreign regulatory authorities may also have programs similar to REMS. In addition, if the FDA or a comparable foreign regulatory authority, licenses or approves our product candidates, we will have to comply with requirements including submissions of safety and other postmarketing information and reports and registration.

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

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or licensure compared to candidate products considered for licensure under non-expedited FDA review procedures and does not assure ultimate licensure by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product no longer meets the conditions for qualification. For example, in June 2022, FDA published a draft guidance document outlining considerations for the Agency in rescinding Breakthrough Therapy designation for products that no longer meet the requirements for that designation. Thus, even though we intend to seek Breakthrough Therapy designation for some or all of our future product candidates for the treatment of various cancers, there can be no assurance that we will receive Breakthrough Therapy designation.

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

Congress is also considering updates to the orphan drug provisions of the FDCA in response to a recent 11th Circuit decision. Any changes to the orphan drug provisions could change our opportunities for, or likelihood of success in obtaining, orphan drug exclusivity and would materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

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

We plan to seek accelerated approval of PYX-201 and PYX-106, and may seek approval of future product candidates using the FDA’s accelerated approval pathway. For any licensure to market a biological product, we must provide the FDA and foreign regulatory agencies with clinical data that adequately demonstrate the safety, purity, and potency of the product for the indication applied for in the BLA or other respective regulatory filings. The Accelerated Approval Program is one of several approaches used by the FDA to make prescription drugs or biological products more rapidly available for the treatment of serious or life-threatening diseases. Section 506(c) of the FDCA provides that the FDA may grant accelerated approval to “a product for a serious or life-threatening condition upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.” Licensure through the Accelerated Approval Program is subject, however, to the requirement that a sponsor perform adequate and well controlled postmarketing clinical trials to verify and describe the drug’s clinical benefit, where there is uncertainty as to the relationship of the surrogate endpoint to the clinical benefit, or of the observed clinical endpoint to ultimate outcome. Typically, clinical benefit is verified when postmarketing clinical trials show that the biological products provide a clinically meaningful positive therapeutic effect, that is, an effect on how a patient feels, functions, or survives. These confirmatory trials must be completed with due diligence. If such confirmatory postmarketing trial fails to confirm the product’s clinical profile or risks and benefits, the FDA may withdraw accelerated approval of the product.

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

Moreover, Congress is considering potential changes to the Accelerated Approval Program that could impact our ability to obtain accelerated approval, or increase the burdens associated with postmarketing requirements in the event we do obtain accelerated approval. It is not possible to predict which changes Congress will include if it decides to enact changes to the Accelerated Approval Program, or if Congress will make any changes to the Accelerated Approval Program at all.

Any delay in obtaining, or inability to obtain, licensure through the Accelerated Approval Program, or any issues in maintaining approval granted under the Accelerated Approval Program, would delay or prevent commercialization of our products, and would materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

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

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other changes, led to aggregate reductions of Medicare payments to providers of up to 2% per fiscal year that started in April 2013 and, due to subsequent legislation, will continue into 2031, with the exception of a temporary suspension of the payment reduction from May 1, 2020 through June 30, 2022 due to the COVID-19 pandemic. Unless additional Congressional action is taken, sequestration will start again on April 1, 2022. From April 1 to June 30, 2022, payment for Medicare fee-for-service claims will be adjusted downwards by 1%; beginning July 1, 2022, the payment will be adjusted downwards by 2%.

The cost of prescription drugs has been the subject of considerable policy discussion and debate in the United States. This has resulted in several U.S. Congressional inquiries, and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. While several proposed reform measures will require Congress to pass legislation to become effective, Congress and the Biden administration have expressed support for legislative and/or administrative measures to address prescription drug costs. Since the Presidential inauguration, the Biden administration has taken several executive actions that signal changes in policy from the prior administration, including with respect to executive actions by the Trump administration related to prescription drug costs. Additionally, the American Rescue Plan Act of 2021 was recently signed into law, which, among other things, eliminated the statutory cap on drug manufacturers’ MDRP rebate liability, effective January 1, 2024. Under current law enacted as part of the ACA, drug manufacturers’ MDRP rebate liability is capped at 100% of AMP for a covered outpatient drug.

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

As of August 15, 2022, we had 67 full-time employees. As our development and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics or pandemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes, wildfires or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event prevented us from using all or a significant portion of our headquarters, damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development and discovery programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We in-license and file patent applications directed to our product candidates in an effort to establish intellectual property positions directed to their compositions of matter as well as uses of these product candidates in the treatment of diseases. Our intellectual property includes patents and patent applications that we own, as well as patents and patent applications that we in-license. For example, our license agreements with Pfizer and Biosion grant us exclusive rights to certain patents and patent applications relating to our product candidates.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates such as PYX-201 and PYX-106, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we have or will obtain patent rights. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, provided that the patent is not enforceable for more than 14 years from the date of licensure, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their drug earlier than might otherwise be the case.

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

In particular, the rights to the intellectual property covering PYX-201 are in-licensed from Pfizer, and the rights to the intellectual property covering our product candidate PYX-106 is in-licensed from Biosion. We may acquire the rights to the intellectual property covering future product candidates from other third-party licensors.

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

As of August 15, 2022, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially own approximately 54.2% of our outstanding common stock. As a result, these stockholders, if acting together, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall

The majority of our current outstanding shares are free from any restrictions to resale. Our common stock price could decline as a result of sales of a large number of shares of common stock or the perception that these sales could occur. These sales, or the possibility that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

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

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information

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

Pyxis Oncology, Inc.

Date: August 15, 2022	By:	/s/ Lara Sullivan
Lara Sullivan, M.D.
Chief Executive Officer

	By:	/s/ Pamela Connealy
Pamela Connealy
Chief Financial Officer