Form 10-Q
period 2022-09-30
Pyxis Oncology, Inc.
filed 2022-11-01
CIK 1782223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, the registrant had 35,097,256 shares of common stock, $0.001 par value per share, outstanding.

Table of Contents

		Page
Summary Risk Factors		1
PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements (Unaudited)	2
	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	2
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021	3
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three and nine months ended September 30, 2022 and 2021	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II.	OTHER INFORMATION	27
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	78
Item 3.	Defaults Upon Senior Securities	78
Item 4.	Mine Safety Disclosures	78
Item 5.	Other Information	78
Item 6.	Exhibits	79
Signatures		80

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$198,538	$274,735
Restricted cash	1,472	1,472
Prepaid expenses and other current assets	2,798	2,466
Total current assets	202,808	278,673
Property and equipment, net	6,391	1,007
Operating lease right-of-use assets	14,696	232
Other assets, noncurrent	—	109
Total assets	$223,895	$280,021
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,509	$11,951
Accrued expenses and other current liabilities	13,586	6,592
Operating lease liabilities, current portion	—	165
Total current liabilities	19,095	18,708
Operating lease liabilities, net of current portion	16,053	—
Total liabilities	35,148	18,708
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized as of September 30, 2022 and December 31, 2021, zero shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value per share; 190,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 32,834,682 and 32,792,867 shares issued as of September 30, 2022 and December 31, 2021, respectively, and 32,588,140 and 32,222,881 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	32	32
Additional paid-in capital	365,049	352,999
Accumulated deficit	(176,334)	(91,718)
Total stockholders’ equity	188,747	261,313
Total liabilities and stockholders’ equity	$223,895	$280,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$19,034	$7,849	$56,275	$43,828
General and administrative	9,359	3,772	29,233	9,463
Total operating expenses	28,393	11,621	85,508	53,291
Loss from operations	(28,393)	(11,621)	(85,508)	(53,291)
Other income (expense):
Interest income	719	6	892	16
Service fee income from related party	—	—	—	181
Change in fair value of derivative liability	—	(2,560)	—	(5,821)
Total other income (expense)	719	(2,554)	892	(5,624)
Loss from equity method investment in joint venture	—	—	—	(231)
Net loss and comprehensive loss	$(27,674)	$(14,175)	$(84,616)	$(59,146)
Net loss per common share - basic and diluted	$(0.85)	$(8.96)	$(2.61)	$(40.27)
Weighted average shares of common stock outstanding - basic and diluted	32,561,228	1,581,610	32,444,072	1,468,777

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except shares data)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
For the Three Months Ended September 30, 2022 and 2021	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at July 1, 2022	—	$—	32,483,883	$32	$360,594	$(148,660)	$211,966
Stock options exercised	—	—	9,003	—	6	—	6
Vesting of restricted common stock	—	—	95,254	—	—	—	—
Stock-based compensation	—	—	—	—	4,449	—	4,449
Net loss	—	—	—	—	—	(27,674)	(27,674)
Balance at September 30, 2022	—	$—	32,588,140	$32	$365,049	$(176,334)	$188,747
Balance at July 1, 2021	127,537,173	$194,023	1,519,007	$2	$3,124	$(60,714)	$(57,588)
Stock options exercised	—	—	104,223	—	3	—	3
Vesting of restricted common stock	—	—	16,370	—	14	—	14
Stock-based compensation	—	—	—	—	307	—	307
Net loss	—	—	—	—	—	(14,175)	(14,175)
Balance at September 30, 2021	127,537,173	$194,023	1,639,600	$2	$3,448	$(74,889)	$(71,439)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
For the Nine Months Ended September 30, 2022 and 2021	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2022	—	$—	32,222,881	$32	$352,999	$(91,718)	$261,313
Stock options exercised	—	—	73,841	—	183	—	183
Vesting of restricted common stock	—	—	291,418	—	1	—	1
Stock-based compensation	—	—	—	—	11,866	—	11,866
Net loss	—	—	—	—	—	(84,616)	(84,616)
Balance at September 30, 2022	—	$—	32,588,140	$32	$365,049	$(176,334)	$188,747
Balance at January 1, 2021	22,724,925	$21,942	1,289,342	$1	$97	$(15,743)	$(15,645)
Issuance of Series B convertible preferred stock to Pfizer, Inc. (Refer to Note 5)	12,152,145	20,000	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of issuance costs of $419	92,660,103	152,081	—	—	—	—	—
Stock options exercised	—	—	16,370	—	14	—	14
Vesting of restricted common stock	—	—	333,888	1	8	—	9
Stock-based compensation	—	—	—	—	3,329	—	3,329
Net loss	—	—	—	—	—	(59,146)	(59,146)
Balance at September 30, 2021	127,537,173	$194,023	1,639,600	$2	$3,448	$(74,889)	$(71,439)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows (in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(84,616)	$(59,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	517	489
Stock-based compensation	11,866	3,329
Non-cash research and development expenses	—	20,000
Non-cash lease expense	855	448
Non-cash loss from equity method investment in joint venture	—	50
Changes in fair value of derivative liability	—	5,821
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(332)	(836)
Accounts payable	(6,443)	610
Accrued expenses and other current liabilities	5,636	3,164
Operating lease liabilities	569	(455)
Derivative liability	—	3,369
Net cash used in operating activities	(71,948)	(23,157)
Investing activities
Purchase of property and equipment	(4,541)	(540)
Investment in joint venture	—	(50)
Net cash used in investing activities	(4,541)	(590)
Financing activities
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	151,581
Deferred offering costs	—	(2,451)
Proceeds from the exercise of stock options	183	14
Net cash provided by financing activities	183	149,144
Net (decrease) increase in cash, cash equivalents, and restricted cash	(76,306)	125,397
Cash, cash equivalents and restricted cash at beginning of year	276,316	8,189
Cash, cash equivalents and restricted cash at end of the period	$200,010	$133,586
Supplemental cash flow information:
Cash received for interest	$892	$16
Noncash investing and financing activities:
Property and equipment in accounts payable and accrued expenses	$1,360	$—
Deferred offering costs in accounts payable and accrued expenses	$—	$1,050
Operating lease right-of-use asset obtained in exchange for operating lease liabilities	$15,319	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$198,538	$133,477
Restricted cash	1,472	109
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$200,010	$133,586

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

In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of those expected for the year ending December 31, 2022 or for any future period. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2022.

Liquidity

As of September 30, 2022, the Company had an accumulated deficit of $176.3 million. The Company has incurred losses and negative cash flows from operations since inception, including net losses of $84.6 million and $59.1 million for the nine months ended September 30, 2022 and 2021, respectively.

The Company has not generated any revenue to date and does not anticipate generating any revenues unless and until it successfully completes development and obtains regulatory approval for its current or any future product candidates. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to expand its research and development programs and develop its product candidates.

The Company currently expects that its existing cash and cash equivalents of $198.5 million as of September 30, 2022 will fund its operating expenses and capital requirements at least twelve months from the date these unaudited condensed consolidated financial statements are issued. Additional funding may be necessary to fund future clinical and preclinical activities.

The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity, convertible or debt financing or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

3. Fair Value Measurements

The following tables present the financial instruments carried at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, respectively, in accordance with the FASB ASC 820 hierarchy (in thousands):

	Fair Value Measurements at September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$189,035	$—	$—	$189,035

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$272,210	$—	$—	$272,210

The Company’s cash equivalents represent deposits in a short-term United States Treasury money market fund quoted in an active market and classified as a Level 1 asset. There were no assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2022 and December 31, 2021. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three and nine months ended September 30, 2022 and 2021.

The Company recognized initial derivative liability of $3.4 million related to LegoChem Extra Milestone Payment and revalued at each reporting period, with a fair value adjustment to the derivative liability of $2.6 million and $5.8 million for the three months and nine months ended September 30, 2021, respectively. The fair value of the derivative liability was initially determined using a probability-weighted income approach and was revalued at each reporting date or more frequently if circumstances dictate. The significant unobservable inputs used in the fair value measurement of the derivative liability include probability of payment factors and the discount rate. Refer to Note 5, Licensing Agreements, for additional information on the derivative liability.

4. Joint Venture

In March 2021, the Company entered into definitive transaction agreements with Alloy Therapeutics, Inc. (“Alloy”) and Voxall Therapeutics, LLC (“Voxall”), to finance and operate Voxall, a joint venture company formed in collaboration with Alloy to leverage the Company’s technology and Alloy’s ATX-Gx™ platform and antibody discovery services. Voxall granted, the Company and Alloy, 50% of the voting membership units of Voxall in exchange for certain initial contributions. The Company’s initial contribution included $50 thousand and a non-exclusive fully paid-up license to certain intellectual property owned or controlled by the Company and the execution of the services agreement to enable the collaboration with Voxall. Alloy’s initial contribution included $50 thousand and the execution of the Alloy license agreement and the Alloy services agreement to enable the collaboration with Voxall. Voxall is governed by a board of directors consisting of an equal number of the Company’s representatives and Alloy’s representatives. The protective provisions under Voxall’s operating agreement require the approval of both the Company and Alloy before Voxall may take certain actions.

The Company accounted for investment in Voxall under the equity method of accounting. The initial contribution of $50 thousand was recorded as “Investment in equity method investment in joint venture” in March 2021.

Voxall has incurred losses since inception and the Company has recognized its share of losses of Voxall only to the extent of the carrying value of its investment in Voxall and the promissory note issued by Voxall, which aggregated to $0.2 million in 2021. The Company has not recognized any further losses of Voxall during the three and nine months ended September 30, 2022. The remaining unabsorbed loss will be offset against future income, if any. As the Company has no commitment to fund the losses of the equity method investment, the carrying value of the equity method investment has not been reduced below zero.

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

Further, pursuant to the University License Agreement, the Company is obligated to pay to the University, the future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products at varying rates. The Company assessed the milestone and royalty events involving the University as of September 30, 2022 and concluded no such amounts were due.

Pfizer, Inc. Agreement

In December 2020, the Company entered into a license agreement (as amended, the “Pfizer License Agreement”) with Pfizer, Inc. (“Pfizer”) for worldwide development and commercialization rights to antibody drug conjugate ("ADC") product candidates directed to certain licensed targets, including PYX-201 and PYX-203, and products containing the ADC product candidates. The Company’s rights are exclusive with respect to certain patents owned or controlled by Pfizer covering the licensed ADCs. Pfizer has also granted the Company a non-exclusive license to use Pfizer’s ADC technology platform to develop and commercialize the licensed ADCs and licensed products. The initial licensed targets include CD123 and extra domain B (EDB of fibronectin) and the Company has the option to expand the scope of its license to add additional licensed targets that have not been licensed to a third party or are not the subject of a Pfizer ADC development program. The Pfizer License Agreement became effective in March 2021. During the three months ended March 31, 2021, the Company paid a combined $25.0 million for the license fee, which was recorded as research and development expenses, consisting of an upfront fee equal to a cash payment of $5.0 million and the issuance of 12,152,145 shares of Series B convertible preferred stock with a value of $20.0 million to Pfizer.

Further, pursuant to the Pfizer License Agreement, the Company is obligated to pay future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products at varying rates. The Company assessed the milestone and royalty events involving Pfizer as of September 30, 2022 and concluded no such amounts were due.

LegoChem Biosciences, Inc. Agreements

In December 2020, the Company entered into a license agreement (the “LegoChem License Agreement”) and an opt-in, investment and additional consideration agreement (the “Opt-In Agreement”) with LegoChem Biosciences, Inc. (“LegoChem”). Pursuant to the LegoChem License Agreement, the Company obtained worldwide (other than Korea) license for development and commercialization rights for LCB67, an ADC product candidate targeting DLK-1, and products containing the licensed compound. The Company paid $9.0 million in March 2021 to LegoChem, which was recorded as research and development expenses. Pursuant to the LegoChem License Agreement, the Company may purchase certain initial quantities of licensed products from LegoChem for an estimated cost of $7.0 million. No amounts were due and payable related to the manufacturing of the initial quantities of licensed product as of September 30, 2022. Further, pursuant to the LegoChem License Agreement, the Company is obligated to pay future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products at varying rates.

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

The Company assessed the milestone and royalty events involving LegoChem as of September 30, 2022 and concluded no such amounts were due.

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

Pursuant to the Biosion License Agreement, the Company paid an upfront license fee of $10.0 million, which was recorded as research and development expenses. The Company is also obligated to pay future contingent payments including development, regulatory and commercial milestones up to an aggregate of $217.5 million in case of normal approval and $222.5 million in case of accelerated approval. Additionally, if products are launched, the Company will pay Biosion tiered royalties on net sales of licensed products in varying royalty rates ranging from low single digits to low teens. The Company’s royalty obligations apply on a licensed product-by-licensed product and country-by-country basis from first commercial sale until the latest to occur of: (1) 12 years from first commercial sale; (2) the expiration of all regulatory or data exclusivity; and (3) the expiration of the last valid claim of a licensed patent covering the licensed product in a country.

The Company assessed the milestone and royalty events involving Biosion as of September 30, 2022 and concluded no such amounts were due.

6. Convertible Preferred Stock

Series B Convertible Preferred Stock

On March 5, 2021, the Company entered into a securities purchase agreement (as amended, “Series B Agreement”) with certain investors to sell shares of Series B convertible preferred stock (“Series B”) at $1.6458 per share. In March 2021, the Company issued 92,356,299 shares of Series B to institutional investors at $1.6458 per share for gross cash proceeds of $152.0 million, less issuance costs of $0.4 million, resulting in net proceeds of $151.6 million. In addition, the Company granted 12,455,949 shares, or $20.5 million, of Series B convertible preferred stock through separate agreements with Pfizer and LegoChem. The Company effected a 1-for-6.359 reverse stock split in October 2021. Upon the initial public offering, 104,812,248 shares of Series B were converted to 16,482,486 shares of common stock.

7. Stockholders' Equity

Preferred Stock

There were no issued and outstanding shares of preferred stock as of September 30, 2022 and December 31, 2021.

Common Stock

The Company was authorized to issue up to 190,000,000 shares of common stock as of September 30, 2022 and December 31, 2021, of which 32,834,682 and 32,792,867 shares were issued as of September 30, 2022 and December 31, 2021, respectively, 32,588,140 and 32,222,881 shares were outstanding at September 30, 2022 and December 31, 2021, respectively. The difference between shares issued and shares outstanding represents unvested restricted common stock issued pursuant to standalone restricted stock purchase agreements (refer to Note 8 - Stock-Based Compensation).

The voting, dividend and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.

Voting—Each holder of outstanding shares of common stock shall be entitled to one vote in respect of each share.

Reserved Shares— The Company reserved the following shares of common stock for issuance:

	September 30, 2022	December 31, 2021
Unvested restricted stock awards	3,124,325	618,494
Stock options available for issuance	1,581,813	1,289,259
Stock options outstanding	5,835,740	5,926,969
Employee stock purchase plan	424,595	424,595
Total	10,966,473	8,259,317

8. Stock-Based Compensation

2022 Equity Inducement Plan

On July 1, 2022, the Company’s board of directors approved the 2022 Equity Inducement Plan (the “2022 Plan”), which became effective on that date. The 2022 Plan allows the Company to make equity-based incentive awards to its officers, and employees without stockholder approval pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules, or any successor rule relating to inducement awards. Unless earlier terminated by the Board, 2022 Plan will terminate on the tenth anniversary of the effective date. The Company has initially reserved 1,400,000 shares of its common stock for the issuance of awards under the 2022 Plan. As of September 30, 2022, options to purchase 342,991 shares of common stock and 274,390 restricted stock units were outstanding under the 2022 Plan and 782,619 shares remained available for future issuance under the 2022 Plan.

2021 Equity Incentive Plan

On September 27, 2021, the Company’s board of directors and stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective on October 7, 2021, when the Company’s registration statement was declared effective by the SEC. The 2021 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company has initially reserved 3,852,807 shares of its common stock for the issuance of awards under the 2021 Plan. The number of shares of common stock reserved for issuance under the 2021 Plan will automatically increase annually on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022, and continuing until (and including) the fiscal year ending December 31, 2031 by lesser of 5% of the total number of shares of common stock outstanding on December 31st of the immediately preceding fiscal year or number of shares as may be determined by the board of directors. As a result of the evergreen provision of the 2021 Plan, the Company added an additional 1,639,643 shares of common stock to the 2021 Plan as of January 1, 2022. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive options under the 2021 Plan is 7,705,614. As of September 30, 2022, options to purchase 2,757,434 shares of common stock and 2,509,014 restricted stock units were outstanding under the 2021 Plan and 226,002 shares remained available for future issuance under the 2021 Plan.

2019 Equity Incentive Plan

In 2019, the Company established the 2019 Plan, under which the Company is allowed to grant options and restricted stock to its employees and non-employees. The maximum number of shares of common stock reserved for issuance under the 2019 Plan is 4,042,408 shares. Options granted under the 2019 Plan include incentive stock options that can be granted only to the Company’s employees and non-statutory stock options that can be granted to the Company’s employees, consultants, advisors and directors. The 2019 Plan also permits the Company to issue restricted stock awards.

Prior to the initial public offering, the exercise prices, vesting and other restrictions of the awards granted under the 2019 Plan were determined by the board of directors, except that no stock option may be issued with an exercise price less than the fair market value of the common stock at the date of the grant or have a term in excess of ten years. Options granted under the 2019 Plan are exercisable in whole or in part at any time subsequent to vesting. As of September 30, 2022, options to purchase 2,735,315 shares of common stock and 94,379 restricted stock units were outstanding under the 2019 Plan and 573,192 shares remained available for future issuance under the 2019 Plan.

Stock Options

The summary of stock option activity for the nine months ended September 30, 2022 (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2022	5,926,969	$10.03	9.5	$16,414
Granted	1,106,488	4.24
Exercised	(73,841)	2.48
Forfeited	(715,331)	7.01
Expired	(408,545)	2.18
Outstanding at September 30, 2022	5,835,740	$9.72	8.5	$101
Options exercisable at September 30, 2022	1,535,955	$8.05	8.7	$61

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock of $1.97 per share as of September 30, 2022. The options granted during the three and nine months ended September 30, 2022 had a weighted average fair value of $1.90 and $3.35 per share, respectively, and $5.59 and $4.15 per share for the options granted during the three and nine months ended September 30, 2021, respectively.

The Company estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the range of assumptions in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected volatility	96.09% - 97.34%	72.88% - 73.13%	96.09% - 101.66%	72.88% - 75.17%
Risk-free interest rate	2.85% - 4.02%	0.81% - 0.96%	1.60% - 4.02%	0.81% - 1.16%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	6.00 - 6.08	6.00 - 6.08	6.00 - 6.11	6.00 - 6.08

Stock-based compensation expense related to stock options recorded is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,623	$96	$3,190	$1,106
General and administrative	1,534	211	6,134	2,223
Total	$3,157	$307	$9,324	$3,329

The Company has an aggregate $28.7 million of gross unrecognized stock-based compensation expense as of September 30, 2022 remaining to be amortized over a weighted average period of 2.34 years. The Company has not recognized and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance related to its net deferred tax assets.

Restricted Stock Units and Awards

Under the 2019 Plan, 2021 Plan and 2022 Inducement Plan, the Company issued 3,170,604 restricted stock units ("RSU") to employees and non-employees. Compensation costs related to these RSUs were recorded based on the Company's stock price on the date of issuance and amortized over the service period.

Additionally, the Company issued certain shares of restricted common stock ("RSA") to the employee co-founders and certain non-employee consultants in 2019. The shares of restricted common stock were issued pursuant to standalone restricted stock purchase agreements that are independent of the 2019 Plan, 2021 Plan and 2022 Inducement Plan. The shares of restricted common stock pursuant to standalone restricted stock purchase agreements carried a purchase price equivalent of $0.01 per share. The compensation cost was measured based on the fair value of the underlying common stock less the purchase price of the restricted common stock and the Company recognizes compensation costs over the requisite service period.

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

The summary of restricted stock activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	618,494	$3.04
Granted	3,122,096	3.73
Vested and settled	(291,418)	0.05
Forfeited	(324,847)	3.60
Non-vested and unsettled at September 30, 2022	3,124,325	$3.60

The Company has recorded stock-based compensation expense related to the restricted stock of $1.3 million and $5 thousand for the three months ended September 30, 2022, and 2021, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense related to the restricted stock of $2.5 million and $17 thousand, respectively. The Company has an aggregate $8.7 million of gross unrecognized restricted stock-based compensation expense as of September 30, 2022 remaining to be amortized over a weighted average period of 2.23 years.

2021 Employee Stock Purchase Plan

On September 27, 2021, the Company’s board of directors and stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on October 7, 2021, when the Company’s registration statement was declared effective by the SEC. The 2021 ESPP reserved and authorized the issuance of up to a total of 424,595 shares of common stock to participating employees. No shares are issued under the 2021 ESPP plan as of the date of issuance of these unaudited condensed consolidated financial statements.

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

The lease is classified as an operating lease. At the lease commencement date, the operating lease right-of-use ('ROU') assets of $15.3 million and lease liabilities of $15.3 million were recognized based on the present value of remaining fixed lease payments over the expected lease term using an incremental borrowing rate of 9.4%. As the Company’s operating leases do not provide an implicit rate, estimated incremental borrowing rates based on the information available at the time of lease commencement date were used in determining the present value of lease payments. Under the lease agreement the landlord provided for a tenant improvement allowance of $6.4 million to be applied to the costs of the construction of the leasehold improvements. The tenant improvement allowance is recognized as a reduction in operating lease ROU assets and lease liabilities on the lease commencement date. Variable lease costs such as common area costs and other operating costs are expensed as incurred and were minimal for the three months ended September 30, 2022. The aggregate weighted-average remaining lease term was 10.3 years as of September 30, 2022.

During the three months ended September 30, 2022 and 2021, the Company incurred $1.2 million and $0.2 million in rent expenses, respectively. For the nine months ended September 30, 2022 and 2021, rent expenses were $2.6 million and $0.5 million, respectively. The following table provides a reconciliation of the Company’s remaining undiscounted contractual rent obligations due within each respective fiscal year ending December 31 to the operating lease liabilities recognized as of September 30, 2022 (in thousands):

Years Ending December 31,	Operating Leases
2022	$259
2023	3,117
2024	3,208
2025	3,302
2026	3,399
Thereafter	22,248
Total undiscounted payments	35,533
Less: tenant improvement allowance	(6,368)
Less: present value adjustment	(13,112)
Present value of future payments	16,053
Less: current portion of operating lease liabilities	—
Operating lease liabilities, net of current portion	$16,053

10. Income Taxes

The Company’s effective tax rate from continuing operations was 0% for the three and nine months ended September 30, 2022 and 2021. The Company has not recorded a federal income tax provision for the three and nine months ended September 30, 2022 and 2021. The Company recorded a nominal state and local income tax provision for the nine months ended September 30, 2022 and 2021.

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

11. Net Loss per Common Share

Basic and diluted net loss per common share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(27,674)	$(14,175)	$(84,616)	$(59,146)
Denominator:
Weighted-average common shares outstanding, basic and diluted	32,561,228	1,581,610	32,444,072	1,468,777
Net loss per share, basic and diluted	$(0.85)	$(8.96)	$(2.61)	$(40.27)

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

The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at September 30, 2022 and 2021 because including them would have had an anti-dilutive effect:

	September 30,
	2022	2021
Convertible preferred stock	—	20,056,145
Unvested restricted stock awards	3,124,325	554,724
Stock options outstanding	5,835,740	3,530,706
Stock options available for issuance	1,581,813	3,852,807
Employee stock purchase plan	424,595	424,595
Total	10,966,473	28,418,977

12. Related Parties

Prior to IPO, Pfizer along-with its affiliated entity and Bayer HealthCare LLC ("Bayer"), were principal owners of the Company. Subsequent to IPO, Pfizer and Bayer are no longer principal owners and related parties of the Company as of September 30, 2022. In 2020, the Company entered into the Pfizer License Agreement, and it became effective in March 2021. During the nine months ended September 30, 2021, the Company incurred a combined $25.0 million (which was recorded as research and development expenses), consisting of an upfront fee equal to a cash payment of $5.0 million and the issuance of 12,152,145 shares of Series B Convertible Preferred Stock with a value of $20.0 million in 2021 to Pfizer. Refer to Note 5 for additional discussion.

The Company and Alloy formed a joint venture company, Voxall Therapeutics, LLC (“Voxall”) to leverage the Company’s technology and Alloy’s ATX-Gx™ platform and antibody discovery services. The Company and Alloy contributed $50 thousand each to Voxall along with a certain license in March 2021. No transactions occurred with Voxall during the three and nine months ended September 30, 2022.

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

14. Subsequent Event

Effective on October 6, 2022 (the “Effective Date”), the Company entered into an amended and restated license agreement (the “A&R License Agreement”) with Pfizer, which amends and restates the previously executed license agreement between Pfizer and the Company, as amended to date. Pursuant to the A&R License Agreement, Pfizer granted to the Company exclusive worldwide rights under Pfizer’s Flexible Antibody Conjugation Technology, or FACT, platform technology to develop and commercialize antibody drug conjugate (“ADC”) product candidates directed to certain licensed targets, including PYX-201 and PYX-203, and products containing the ADC product candidates. In accordance with the terms of the A&R License Agreement, the Company agreed to pay $8.0 million to Pfizer and issued 2,229,654 shares of its common stock on the Effective Date, which is an amount equivalent to $5.0 million at a per share price equal to 115% of the closing price of the Company’s common stock on the business day prior to the Effective Date. Additionally, pursuant to the A&R License Agreement, the Company and Pfizer agree that the Company will issue such number of shares of common stock 180 days following the Effective Date (the “Issuance Date”), equivalent to $5.0 million at a per share price equal to the closing price of the Company’s common stock on the business day prior to the Issuance Date, such that Pfizer’s ownership interest in the Company shall not exceed nineteen and a half percent (19.5%) with any difference in value between the value of shares and $5.0 million being payable in cash.

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

Our current pipeline is summarized as below:

PYX-201 is an investigational, novel ADC consisting of an Immunoglobulin G1, or IgG1, anti-fibronectin Extradomain-B, or EDB, mAb site-specifically conjugated to auristatin via a protease cleavable linker. Fibronectin is a glycoprotein found in the extracellular matrix. Fibronectin EDB regulates blood vessel morphogenesis, which provides the tumor access to nutrition and oxygen, a means to remove waste, and a pathway for metastasizing cells. EDB is overexpressed in many malignancies and is minimally expressed in most normal adult tissues, making it a potentially attractive means to target tumors while sparing healthy cells. In preclinical models of patient derived xenograft, or PDX models, we observed tumor regression with single agent PYX-201. In addition, we observed that the treatment of preclinical syngeneic tumor models with PYX-201 resulted in enhanced T cell infiltration into the TME, which is a hallmark of immunogenic cell death, or ICD, enabling synergistic activity in combination with a checkpoint inhibitor. As previously disclosed, we are on track with our Investigational New Drug application (IND) plan for PYX-201 by the end of the calendar year 2022.

PYX-106 is an investigational fully human IgG1 isotype Siglec-15 targeting antibody that is designed to block Siglec-15 mediated suppression of T-cell proliferation and function. We plan to initially develop this asset for the treatment of thyroid cancer, Head & Neck Squamous Cell Carcinoma, or HNSCC, non-small cell lung cancer, or NSCLC, and other solid tumors. We licensed worldwide rights, other than in Greater China (mainland China, Hong Kong, Macau and Taiwan), to our Siglec-15 targeting antibody from Biosion Inc. As of October 2022, national stage patent applications have been filed for PYX-106 in over twenty major markets around the globe. As previously disclosed, we are on track with our IND plan for PYX-106 by the end of the calendar year 2022.

In addition to the above programs, effective on October 6, 2022, we entered into an amended and restated license agreement with Pfizer, wherein Pfizer granted us the exclusive worldwide rights under Pfizer’s Flexible Antibody Conjugation Technology, or FACT, platform technology to develop and commercialize ADC product candidates. Under the terms of the agreement, we have first right of access to all Pfizer ADC targets and associated intellectual property and will serve as the exclusive sub-licensing agent for Pfizer’s ADC technology.

Pipeline Reprioritization and Cease Development of PYX-202

As previously disclosed in our Quarterly Report on Form 10-Q, in August 2022, we paused preclinical development of anti-CD123 ADC, PYX-203, and anti-KLRG1 IO program, PYX-102. Although these programs remain important to our diversified portfolio of therapeutic candidates, pausing preclinical development efforts currently will allow us to increase the resources available to advance PYX-201 and PYX-106 and improve our chances to be able to advance these programs into the clinic, upon INDs approval.

Further as previously disclosed in our Quarterly Report on Form 10-Q, in August 2022, we elected to stop the continued development of anti-DLK1 ADC, PYX-202, based upon review and analysis of data from the toxicity studies, and anticipated clinical use and commercial prospects of anti-DLK1 ADC, PYX-202, if approved.

Since our inception, we have focused substantially all our resources on organizing and staffing our company, business planning, raising capital, conducting research and development activities, filing and prosecuting patent applications, identifying potential product candidates and undertaking preclinical studies and a clinical trial. We do not have any products approved for sale and have not generated any revenue from product sales or from any other sources. We have incurred significant operating losses since our inception. We reported net losses of $84.6 million and $59.1 million for the nine months ended September 30, 2022 and 2021. As of

September 30, 2022, we had an accumulated deficit of $176.3 million, net equity of $188.7 million and cash and cash equivalents of $198.5 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses and capital expenditure will increase substantially in connection with our ongoing activities. Our operations to date have been financed primarily through sales of convertible preferred stock and sale of equity securities and additional funding may be necessary to fund future clinical and preclinical activities.

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

Licensing and Collaboration Agreements

License Agreement with Pfizer, Inc.

In December 2020, we entered into a license agreement, as amended, the “Pfizer License Agreement,” with Pfizer, Inc., or Pfizer, for worldwide development and commercialization rights to two of Pfizer’s proprietary ADC product candidates (now referred to as PYX-201 and PYX-203), as well as other ADC product candidates directed to the licensed targets. The Pfizer License Agreement became effective in March 2021. The initial exclusively licensed targets are extra domain B (EDB of fibronectin) and CD123 and we have the option to expand the scope of our license to add other licensed targets. In March 2021, we entered into an amendment to the Pfizer License Agreement to include additional know-how within the scope of our license. On October 6, 2022, we entered into an amended and restated license agreement (the “A&R License Agreement”) with Pfizer, which amends and restates the previously executed license agreement between Pfizer and the Company, as amended to date. Pursuant to the A&R License Agreement, Pfizer granted us an exclusive worldwide rights under Pfizer’s Flexible Antibody Conjugation Technology, or FACT, platform technology to develop and commercialize antibody drug conjugate (“ADC”) product candidates directed to certain licensed targets, including PYX-201 and PYX-203, and products containing the ADC product candidates. Further, we granted the right of first negotiation to Pfizer, on an exclusive basis, to purchase or to develop, manufacture and commercialize licensed ADCs and licensed products in one or more countries directed to EDB and CD123. As part of our pipeline reprioritization, we elected to pause the continued development of PYX-203.

Pursuant to the Pfizer License Agreement, we incurred a combined $25.0 million for the license fee, consisting of an upfront fee of $5.0 million and issued 12,152,145 shares of Series B convertible preferred stock in 2021 to Pfizer, and are obligated to pay future contingent payments and royalties, including up to an aggregate of $660 million in milestones for the first four licensed ADCs. Additional ADC targets may be licensed for an additional upfront fee, and such targets would be subject to additional regulatory and commercial sales milestones. Further, in accordance with the terms of the A&R License Agreement, we agreed to pay $8 million to Pfizer and issued 2,229,654 shares of its common stock on October 6, 2022, which is an amount equivalent to $5 million at a per share price equal to 115% of the closing price of our common stock on the business day prior to the effective date. Additionally, we agreed with Pfizer that we will issue such number of shares of common stock following 180 days from the effective date, equivalent to $5 million at a per share price equal to the closing price of our common stock on the business day prior to issuance, such that Pfizer’s ownership interest shall not exceed nineteen and a half percent (19.5%) with any difference in value between the value of shares and $5 million being payable in cash.

Additionally, if products are launched, we will pay Pfizer tiered royalties on net sales of licensed products in varying royalty rates ranging from low single digits to mid-teens. Our royalty obligations apply on a licensed product-by-licensed product and country-by-country basis from first commercial sale until the latest to occur of: (1) 12 years from first commercial sale; (2) the expiration of all regulatory or data exclusivity; and (3) the expiration of the last valid claim of a licensed patent covering the licensed product in a country. We are also obligated to pay Pfizer a percentage of certain sublicensing revenue ranging from low-single digits to twenty percent based on the stage of development of the licensed product at the time of entering into the applicable sublicense.

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

In December 2020, we also entered into an opt-in, investment and additional consideration agreement with LegoChem, or the “Opt-In Agreement.” Under the Opt-In Agreement, we issued LegoChem shares of Series B convertible preferred stock as part of our Series B financing in March 2021. We are also obligated to pay LegoChem a percentage of sublicensing revenue ranging from low-double digits to thirty percent based on the stage of development of the licensed product at the time of entering into the applicable sublicense, which percentage may be increased to up to fifty percent for any upfront payment from a sublicensee under certain circumstances. LegoChem has exercised its option under the Opt-In Agreement to make a $8.0 million payment to us, which payment was made in April 2021, in exchange for the right to receive an extra milestone payment of $9.6 million upon the earliest to occur of certain events, including the date of pricing or offer of the first public offering of our common stock or if we are the subject of a change of control transaction. Upon our IPO in October 2021, the extra milestone payment event triggered, and we paid $9.6 million in January 2022 to LegoChem.

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

Pursuant to the Biosion License Agreement, we paid an upfront fee of $10.0 million. The Company is also obligated to pay future contingent payments including development, regulatory and commercial milestones up to an aggregate of $217.5 million in case of normal approval and $222.5 million in case of accelerated approval. Additionally, if products are launched, we will pay Biosion tiered royalties on net sales of licensed products in varying royalty rates ranging from low single digits to low teens. Our royalty obligations apply on a licensed product-by-licensed product and country-by-country basis from first commercial sale until the latest to occur of: (1) 12 years from first commercial sale; (2) the expiration of all regulatory or data exclusivity; and (3) the expiration of the last valid claim of a licensed patent covering the licensed product in a country.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$19,034	$7,849	$11,185
General and administrative	9,359	3,772	5,587
Total operating expenses:	28,393	11,621	16,772
Loss from operations	(28,393)	(11,621)	(16,772)
Other income (expense):
Interest income	719	6	713
Change in fair value of derivative liability	—	(2,560)	2,560
Total other income (expense)	719	(2,554)	3,273
Net loss	$(27,674)	$(14,175)	$(13,499)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Research and development program expenses	$11,561	$5,695	$5,866
Personnel-related expenses including stock-based compensation	6,151	1,141	5,010
Other research and development expenses	1,322	1,013	309
Total research and development expenses	$19,034	$7,849	$11,185

Research and development expenses increased by $11.2 million, from $7.8 million for the three months ended September 30, 2021 to $19.0 million for the three months ended September 30, 2022. The increase in program expenses by $5.9 million was primarily due to an increase in contract manufacturing costs of $4.0 million driven by manufacturing of the drug products and drug substance and increase in preclinical cost of $2.1 million related to toxicity studies. The increases of both personnel-related expenses by $3.2 million and stock-based compensation by $1.8 million were primarily due to an increase in headcount to support our research and development activities.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Personnel-related expenses including stock-based compensation	$4,267	$1,318	$2,949
Professional and consultant fees	3,641	1,938	1,703
Facilities, insurance and other costs	1,451	516	935
Total general and administrative expenses	$9,359	$3,772	$5,587

General and administrative expenses increased by $5.6 million, from $3.8 million for the three months ended September 30, 2021 to $9.4 million for the three months ended September 30, 2022. The increases of both personnel-related expenses by $0.6 million and stock-based compensation by $2.3 million were primarily due to an increase in the headcount. Professional and consultant fees increased by $1.7 million primarily due to an increase in legal, professional, recruiting and consulting fees to support our growth and operations. The increase in facilities, insurance and other costs was mainly due to increase in rent by $0.6 million, and directors and officers insurance expense by $0.6 million.

Other Income (Expense)

Interest income for the three months ended September 30, 2022 and 2021 was $0.7 million and $0.01 million consisting of interest earned on invested cash and cash equivalent balances.

Other expense consists of change in fair value of the derivative liability of $2.6 million for the three months ended September 30, 2021 as a result of the Opt-In Agreement.

Comparison of the nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$56,275	$43,828	$12,447
General and administrative	29,233	9,463	19,770
Total operating expenses:	85,508	53,291	32,217
Loss from operations	(85,508)	(53,291)	(32,217)
Other income (expense):
Interest income	892	16	876
Service fee income from related party	—	181	(181)
Change in fair value of derivative liability	—	(5,821)	5,821
Total other income (expense)	892	(5,624)	6,516
Loss from equity method investment in joint venture	—	(231)	231
Net loss	$(84,616)	$(59,146)	$(25,470)

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Research and development program expenses	$39,316	$37,629	$1,687
Personnel-related expenses including stock-based compensation	12,776	4,158	8,618
Other research and development expenses	4,183	2,041	2,142
Total research and development expenses	$56,275	$43,828	$12,447

Research and development expenses increased by $12.4 million, from $43.8 million for the nine months ended September 30, 2021 to $56.3 million for the nine months ended September 30, 2022. The increase in program expenses by $1.7 million was primarily due to increases in contract manufacturing costs of $16.1 million and preclinical costs related to toxicity studies of $4.5 million, offset by a decrease in licensing fees of $19.4 million. The increases of both personnel-related expenses by $5.2 million and stock-based compensation by $3.4 million were primarily due to an increase in headcount to support our research and development activities. Other research and development expenses increased by $2.1 million which was primarily related to the increase in laboratory supplies and higher professional and consulting costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Personnel-related expenses including stock-based compensation	$14,676	$4,378	$10,298
Professional and consultant fees	10,392	4,194	6,198
Facilities, insurance and other costs	4,165	891	3,274
Total general and administrative expenses	$29,233	$9,463	$19,770

General and administrative expenses increased by $19.8 million, from $9.5 million for the nine months ended September 30, 2021 to $29.2 million for the nine months ended September 30, 2022. The increases of both personnel-related expenses by $5.2 million and stock-based compensation by $5.1 million were primarily due to an increase in the headcount. Professional and consultant fees increased by $6.2 million primarily due to an overall increase in legal, professional, and consulting fees to support our growth and operations. Facilities, insurance and other costs increased by $3.3 million mainly due to an increase in rent expense by $1.5 million and directors and officers insurance expense of $1.8 million.

Other Income (Expense)

Interest income for the nine months ended September 30, 2022 and 2021 was $0.9 million and $0.1 million consisting of interest earned on invested cash and cash equivalent balances.

Other expense consists of change in fair value of the derivative liability of $5.8 million for the nine months ended September 30, 2021 as a result of the Opt-In Agreement.

Liquidity and Capital Resources

Overview

We had cash and cash equivalents of $198.5 million as of September 30, 2022. For the nine months ended September 30, 2022 and 2021, we had net losses of $84.6 million and $59.1 million, respectively. As of September 30, 2022, we had an accumulated deficit of $176.3 million.

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

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(71,948)	$(23,157)
Net cash used in investing activities	(4,541)	(590)
Net cash provided by financing activities	183	149,144

Operating Activities

During the nine months ended September 30, 2022, $71.9 million of cash was used in operating activities. This was primarily attributable to our net loss of $84.6 million and net change in our operating assets and liabilities of $0.6 million, partially offset by non-cash charges of $13.2 million. The non-cash charges of $13.2 million was primarily due to $11.9 million in stock-based compensation. The net change in our operating assets and liabilities was primarily due to a decrease of $6.4 million in accounts payable, which is primarily due to the $9.6 million payment made pursuant to the LegoChem License Agreement.

During the nine months ended September 30, 2021, $23.2 million of cash was used in operating activities. This was primarily attributable to our net loss of $59.1 million, partially offset by non-cash charges of $30.1 million and net change in our operating assets and liabilities of $5.8 million. The non-cash charges of $30.1 million was primarily due to the $20.0 million of research and development license fees for Pfizer paid in Series B Convertible Preferred Stock, the $5.8 million change in the fair value of derivative liability and $3.3 million in stock-based compensation. The change in our operating assets and liabilities was primarily due to an increase of $3.4 million in the derivative liability and increase in accounts payable and accrued expense of $3.8 million, partially offset by changes in prepaid and other current assets and lease payments, all of which were due to growth in our business, the advancement of our research programs, and the timing of vendor invoicing and payments.

Investing Activities

During the nine months ended September 30, 2022 and 2021, net cash used in investing activities was $4.5 million and $0.6 million, respectively, due to purchases of property and equipment. During the nine months ended September 30, 2021, we also made an investment in our joint venture, the Alloy Pyxis JV, for $0.1 million.

Financing Activities

During the nine months ended September 30, 2022 and 2021, net cash provided by financing activities was $0.2 million and $149.1 million, respectively. During the nine months ended September 30, 2022, the $0.2 million provided consisted of net proceeds from stock option exercises. During the nine months ended September 30, 2021, the $149.1 million provided consisted primarily of net proceeds of $151.6 million from the sale of our Series B convertible preferred stock, offset by $2.5 million in deferred offering costs.

Outlook

Based on our existing cash balance as of September 30, 2022 of $198.5 million and our research & development and business development plans, we expect to be able to fund our operating expenses and capital expenditure requirements into the end of the calendar year 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expect.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of September 30, 2022, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods.

On September 29, 2021, we entered into a lease agreement for an office and laboratory space in Boston, Massachusetts. The lease payments will begin from December 1, 2022 and will continue through December 31, 2032, and have scheduled rent increases each year of 3%. The contractual fixed lease payments over the term of the lease net of tenant improvement allowance aggregate to $29.2 million.

Pursuant to the Pfizer License Agreement, we are obligated to pay future contingent payments and royalties, including up to an aggregate of $660 million in milestones for the first four licensed ADCs. Additional ADC targets may be licensed for an additional upfront fee, and such targets would be subject to additional regulatory and commercial sales milestones. Additionally, if products are launched, we will pay Pfizer tiered royalties on net sales of licensed products in varying royalty rates ranging from low single digits to mid-teens. Our royalty obligations apply on a licensed product-by-licensed product and country-by-country basis from first commercial sale until the latest to occur of: (1) 12 years from first commercial sale; (2) the expiration of all regulatory or data exclusivity; and (3) the expiration of the last valid claim of a licensed patent covering the licensed product in a country. We are also obligated to pay Pfizer a percentage of certain sublicensing revenue ranging from low-single digits to twenty percent based on the stage of development of the licensed product at the time of entering into the applicable sublicense.

Pursuant to the LegoChem License Agreement, we are obligated to pay up to an aggregate of $284.5 million to LegoChem if certain development, regulatory and sales milestones are achieved, as well as tiered royalties on net sales of licensed products ranging from mid-single digit to high single digit royalty rates. Our royalty obligations apply on a licensed product-by-licensed product and country-by-country basis until the latest to occur of: (1) the date of expiration of the last valid claim of a licensed patent covering the licensed product; (2) 10 years from first commercial sale; and (3) the expiration of regulatory or data exclusivity. As part of our pipeline reprioritization, we have elected to stop the continued development of the PYX-202.

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

We also enter into contracts in the normal course of business with CMOs, and other third parties for preclinical studies. These contracts do not contain minimum purchase commitments and are cancelable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation. These payments are not included in the contractual obligations above as the amount and timing of such payments are not known.

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

We are an oncology focused biopharmaceutical company with a limited operating history. Since our inception, we have incurred significant operating losses. We reported net loss of $76.0 million for the year ended December 31, 2021 and our net loss was $27.7 million and $14.2 million for the three months ended September 30, 2022 and 2021, respectively. Our net loss was $84.6 million and $59.1 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $176.3 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests. As such, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory licensure and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing licensure for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, procuring clinical- and commercial-scale manufacturing, successfully completing preclinical studies and clinical trials of our product candidates, establishing arrangements with third parties for the conduct of our clinical trials, obtaining marketing licensure for our product candidates, manufacturing, marketing and selling any products for which we may obtain marketing licensure, discovering or obtaining rights to additional product candidates, identifying collaborators to develop product candidates we identify or additional uses of existing product candidates and successfully completing development of product candidates for our collaboration partners.

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

As of September 30, 2022, we had approximately $198.5 million in cash and cash equivalents. Based on our current operating plan, our current cash and cash equivalents, we estimate that such funds will enable us to fund our operating expenses and capital expenditure requirements into the end of the calendar year 2024. Our estimate as to how long we expect to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We intend to use our cash and cash equivalents for development and regulatory activities relating to our product candidates, discovery programs, business development activities and other general corporate purposes. Advancing the development of our product candidates will require a significant amount of capital. Our cash and cash equivalents will not be sufficient to fund any of our product candidates through regulatory licensure. Because the length of time and activities associated with successful research and development of any individual product candidate are highly uncertain, we are unable to estimate the actual funds we will require for development, marketing licensure and commercialization activities. The timing and amount of our operating expenditure will depend largely on:

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

In addition, as a preclinical stage biopharmaceutical company, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. For example, for one of our programs, PYX-202, we have elected to stop the continued development of the program because our review and analysis of data from toxicity studies did not confirm the clinical viability of the program. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities and we may not be successful in making that transition.

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

The research, testing, manufacturing, labeling, licensure, sale, packaging, marketing, and distribution of biological products are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries. We are not permitted to market PYX-201 and PYX-106 (the “product candidates”) in the United States until we receive licensure of a Biologics License Application, or BLA, from the FDA for such product candidates, as appropriate. Further, we are not permitted to market product candidates in any foreign countries until we receive the requisite licensure or approvals from such countries. We have not submitted a BLA to the FDA or comparable applications to any other comparable regulatory authorities for product candidates. We will not be in a position to do so for several years, if ever. If we are unable to obtain the necessary regulatory licensure or approvals for product candidates in a country, we will not be able to commercialize such product candidate in that country. As a result, our financial position will be materially adversely affected, and we may not be able to generate sufficient revenue to continue our business.

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

We currently plan to submit INDs for our product candidates, PYX-201 and PYX-106 before the end of the calendar year 2022, but we may not be able to submit these planned INDs on the timelines we expect. For example, we previously disclosed that we plan to submit INDs for PYX-203 and PYX-106 in the second half of the calendar year 2023, however, to refocus development efforts and spending towards our two most advanced programs, PYX-201 and PYX-106, we have elected to pause preclinical development of PYX-203, and PYX-102. Further, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing us to commence clinical trials or that, once begun, issues will not arise that lead to the suspension or termination of our clinical trials. Additionally, even if the applicable regulatory authorities agree with the design and implementation of the clinical trials set forth in our INDs, we cannot guarantee that those regulatory authorities will not change their requirements in the future, or that circumstances will not arise under which FDA or other regulatory authorities may place our clinical trials on partial or full clinical hold. These considerations apply to the INDs described above and also to new clinical trials we may submit as amendments to existing INDs or as part of new INDs in the future. Any failure to submit INDs on the timelines we expect or to obtain authorization to proceed with our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

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

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other changes, led to aggregate reductions of Medicare payments to providers of up to 2% per fiscal year that started in April 2013 and, due to subsequent legislation, will continue into 2031, with the exception of a temporary suspension of the payment reduction from May 1, 2020 through September 30, 2022 due to the COVID-19 pandemic. Unless additional Congressional action is taken, sequestration will start again on April 1, 2022. From April 1 to September 30, 2022, payment for Medicare fee-for-service claims will be adjusted downwards by 1%; beginning July 1, 2022, the payment will be adjusted downwards by 2%.

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

As of November 1, 2022, we had 73 full-time employees. As our development and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

As of November 1, 2022, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially own approximately 45.6% of our outstanding common stock. As a result, these stockholders, if acting together, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior June 30th and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information

None

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1†	Amended and Restated License Agreement by and between Pyxis Oncology, Inc. and Pfizer Inc., dated October 6, 2022					X
10.2†	Letter Agreement by and between Pyxis Oncology, Inc. and Pfizer Inc., dated October 14, 2022					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Pyxis Oncology, Inc.

Date: November 1, 2022	By:	/s/ Lara Sullivan
Lara Sullivan, M.D.
Chief Executive Officer

	By:	/s/ Pamela Connealy
Pamela Connealy
Chief Financial Officer