Form 10-K
period 2022-12-31
Pyxis Oncology, Inc.
filed 2023-03-22
CIK 1782223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates as of June 30, 2022 the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $76.9 million, as computed by reference to the closing price of the common stock on the Nasdaq Global Select Market on that date.

As of March 21, 2023, the Registrant had 36,980,621 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. These statements involve known and unknown risks and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Pyxis Oncology,” the “Company,” “we,” “us,” and “our” refer to Pyxis Oncology, Inc. and its subsidiary. In some cases, you can identify forward-looking statements by terms such as “may,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “outlook,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

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
•
our plans to expand our pipeline of product candidates and further develop the FACT Platform;
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

SUMMARY RISK FACTORS

You should consider carefully the risks described under “Risk Factors” in Part II, Item 1A of this Annual Report on Form 10-K. References to “Pyxis Oncology,” the “Company,” “we,” “us,” and “our” in this section titled “Summary Risk Factors” refer to Pyxis Oncology, Inc. and its wholly owned subsidiary. A summary of the risks that could materially and adversely affect our business, financial condition, operating results and prospects include the following:

•
We are a clinical stage biopharmaceutical company with a limited operating history and have incurred significant losses since our inception. We expect to incur losses over at least the next several years and may never achieve or maintain profitability.
•
We will require substantial additional capital to finance our operations, obtain regulatory approval for our product candidates, and commercialize our product candidates. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce or eliminate one or more of our research and product development programs or future commercialization efforts.
•
We are heavily dependent on the success of PYX-201 and PYX-106, which are in the early stages of development, and if PYX-201 and/or PYX-106 are not successful in clinical trials or do not receive regulatory approval or licensure or are not successfully commercialized, our business will be materially and adversely affected.
•
Our product candidates may fail in development or suffer delays that materially and adversely affect their commercial viability. If we or our existing or future collaborators are unable to initiate and complete clinical development of, obtain regulatory approval or licensure for or commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
•
Our preclinical studies and clinical trials may fail to demonstrate adequately the safety, purity and potency of any of our product candidates, which would prevent or delay development, regulatory approval or licensure and commercialization.
•
Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approval or licensure or commercialize these programs on a timely basis or at all.
•
We face competition from entities that have developed or may develop product candidates for cancer, including companies developing novel treatments and technology platforms. If these companies develop technologies or product candidates more rapidly than we do or if their technologies are more effective, our ability to develop and successfully commercialize product candidates may be adversely affected.
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
•
We rely on third parties to manufacture our product candidates. Any failure by a third party manufacturer to produce acceptable raw materials or product candidates for us or to obtain authorization from the FDA or comparable foreign regulatory authorities relating thereto may delay or impair our ability to initiate or complete our clinical trials, obtain regulatory licensure or approvals or commercialize approved products.
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
•
Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. If we breach our University of Chicago, Pfizer, or Biosion license agreements or any of the other agreements under which we acquired, or will acquire, intellectual property rights covering our product candidates, we could lose the ability to continue the development and commercialization of the related product candidate(s).
•
We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, a disruption of our business operations, including our clinical trials, harm to our reputation, and other adverse effects on our business or prospects.
•
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

PART I

Item 1. Business.

Overview

We are a clinical-stage oncology company focused on developing a multi-modality portfolio of next-generation therapeutics to target difficult-to-treat cancers and improve quality of life for patients. We develop our product candidates with the objective to directly kill tumor cells, and to address the underlying pathologies created by cancer that enable its uncontrollable proliferation and immune evasion. We consider multi-modality as a variety of technologies, either stand-alone or in combination with others, to build effective cancer therapeutics for patients. Since our launch in 2019, we have developed a broad portfolio that includes novel antibody drug conjugate, or ADC, product candidates, immuno-oncology, or IO, product candidates, and monoclonal antibody, or mAb, preclinical discovery programs that we are developing as monotherapies and in combination with other therapies.

We have assembled a team with deep experience and proficiency in oncology research and development and plan to leverage our team’s decades of experience in drug development to bring a variety of innovative therapies through the clinic. The collective experience across our team spans the spectrum of both pharmaceuticals and biotechnology.

We believe that the diversification of a multi-modality approach optimizes our ability to effectively progress multiple assets for the benefit of patients. By leveraging our expert knowledge of the tumor microenvironment, or TME, and our established business development record, we are developing cancer therapies and technologies through multiple avenues (see Figure 1) including:

•
Platform Development: We are capitalizing on years of industry innovation and advancement in ADC platforms to develop and design our product candidates. For example, our PYX-201 product candidate is built utilizing the Flexible Antibody Conjugation Technology, or FACT, platform technology in-licensed from Pfizer Inc., or Pfizer. The FACT Platform leverages over a decade of investment refining the technical components of ADCs to improve the clinical properties of ADCs. Using our expertise in site-specific antibody conjugation, we are developing next-generation ADCs with customized linker-payload combinations aimed at increasing stability and, consequently, a reduced off target side-effect profile potentially enhancing the therapeutic index, or TI. We are leveraging our FACT ADC Platform to further build our pipeline while we consider expansion opportunities into adjacent modalities.
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
•
Product In-Licensing and Acquisitions: We selectively seek to in-license product candidates to expand our product pipeline. For example, our PYX-106 (Anti-Siglec-15) product candidate was in-licensed from Biosion USA, Inc. Additionally, we also in-licensed PYX-201 (EDB ADC) from Pfizer. We are actively evaluating opportunities to acquire product candidates which we believe could enable us to add to our portfolio as we build a durable, multi-asset, multi-modality diversified oncology company.

Figure 1

Our Portfolio

Our portfolio consists of both ADC and IO product candidates. Our pipeline is balanced across programs with an emphasis on solid tumors. We in-licensed two ADC programs in March 2021 from Pfizer and one IO program from Biosion USA, Inc. in March 2022. We have additional preclinical mAb discovery programs derived from work at the laboratory of Dr. Thomas Gajewski. We retain full worldwide development and commercialization rights to all our product candidates, with the exception of PYX-106 in Greater China (mainland China, Hong Kong, Macau and Taiwan). In December 2022, we announced clearance of our investigation new drug applications, or IND, by the U.S. Food and Drug Administration, or FDA, for PYX-201 and PYX-106. We are enthusiastic to have transitioned to a clinical stage oncology company and look forward to leveraging our team’s experience to execute our clinical trials with the aim of providing patients with safer and more efficacious treatment options.

The following is our current clinical development pipeline:

PYX-201

Our lead ADC product candidate is PYX-201, an investigational, novel ADC consisting of an Immunoglobulin G1, or IgG1, anti-fibronectin Extradomain-B, or EDB, mAb site-specifically conjugated to an auristatin derivative via a cathepsin B-cleavable linker. Fibronectin is a glycoprotein found in the extracellular matrix. Fibronectin EDB regulates blood vessel morphogenesis, which provides the tumor access to nutrition and oxygen, a means to remove waste, and a pathway for metastasizing cells. EDB is overexpressed in many malignancies and is minimally expressed in most normal adult tissues, making it a potentially attractive means to target tumors while sparing healthy cells. In preclinical models of patient-derived xenograft, or PDX models, we observed tumor regression with single agent PYX-201. In addition, we observed that the treatment of preclinical syngeneic tumor models with PYX-201 resulted in enhanced T-cell infiltration into the TME, which is a hallmark of immunogenic cell death, or ICD, enabling synergistic activity in combination with a checkpoint inhibitor.

In December 2022, we announced clearance of our IND by the FDA for PYX-201 to initiate a Phase 1 clinical trial. During the first quarter of 2023, we announced dosing of the first subject in a Phase 1 trial of PYX-201, referred to as PYX-201-101. PYX-201-101 is an open-label, multicenter, dose-escalation trial designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary efficacy of PYX-201 and identify recommended doses for further study. Patients with relapsed or refractory solid tumors, including non-small cell lung cancer, or NSCLC, hormone receptor positive breast cancer, ovarian cancer, thyroid cancer, pancreatic ductal adenocarcinoma, or PDAC, soft tissue sarcoma, or STS, hepatocellular carcinoma, or HCC, and kidney cancer are eligible to enroll. We anticipate reporting preliminary data from this Phase 1 clinical trial, including biomarker results and early signs of potential clinical activity, in early 2024.

PYX-106

Our lead IO product candidate is PYX-106, an investigational, fully human IgG1 isotype Siglec-15-targeting antibody designed to block Siglec-15 mediated suppression of T-cell proliferation and function. We plan to initially develop this asset for the treatment of solid tumors. We licensed worldwide rights, other than in Greater China (mainland China, Hong Kong, Macau and Taiwan), to PYX-106 from Biosion USA, Inc.

In December 2022, we announced clearance of our IND by the FDA for PYX-106 to initiate a Phase 1 clinical trial. During the first quarter of 2023, we began activating clinical trial sites and are currently screening patients for enrollment in the Phase 1 trial, referred to as PYX-106-101. PYX-106-101 is a first-in-human, Phase 1, multicenter, open-label dose escalation trial designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and preliminary efficacy of PYX-106 in patients with relapsed or refractory solid tumors. This Phase 1 dose escalation trial includes patients who have developed solid tumors and disease progression through standard therapy and patients for whom standard of care therapy that prolongs survival is unavailable or unsuitable. This trial will enroll patients with solid tumors including non-small cell lung cancer without driver mutations/translocations, breast cancer, endometrial cancer, thyroid cancer, kidney cancer, cholangiocarcinoma, bladder cancer, colorectal cancer, and head and neck squamous cell carcinoma, or HNSCC. We anticipate dosing patients in early second quarter of 2023. We anticipate reporting preliminary data from this Phase 1 clinical trial, including biomarker results and early signs of potential clinical activity, in late 2023.

Paused / terminated programs

In August 2022, we paused preclinical development of our anti-CD123 ADC, PYX-203, and anti-KLRG1 IO program, PYX-102. Although these programs remain important to our diversified portfolio of therapeutic candidates, pausing preclinical development efforts currently will allow us to increase the resources available to advance clinical development of PYX-201 and PYX-106. Further, we elected to pause the continued development of our anti-DLK1 ADC, PYX-202, based upon review and analysis of data from preclinical toxicity studies, and the anticipated clinical use and commercial prospects of PYX-202 if approved.

Discovery

In addition to the programs identified above, we are conducting research and development activities on various targets, leveraging our expertise in monoclonal antibodies, ADC conjugation, linker and payload selection, and understanding of immuno-oncology.

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
•
Progress our product candidates, PYX-201 and PYX-106, through clinical development. We began activating clinical trial sites and patient enrollment is ongoing for the PYX-106-101 Phase 1 clinical trial. During the first quarter of 2023, we announced dosing of the first subject in a Phase 1 trial of PYX-201, referred to as PYX-201-101. We expect preliminary data from Phase 1 clinical trials of PYX-106-101 and PYX-201-101, including biomarker results and early signs of potential clinical activity, in late 2023 and early 2024, respectively.
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
•
Leverage our team’s deep experience and proficiency in oncology research and development to discover and advance novel ADC and immuno-oncology treatments for patients suffering from difficult-to-treat cancers. We believe our team, which brings deep scientific TME knowledge, functional biology expertise, ADC and IO modality experience, and biologics development capabilities, position us to build a leading oncology company focused on developing product candidates for cancers with high unmet need.

Unmet Need in Oncology

Despite the meaningful advances made in oncology with the approval of several new classes of drugs, there remains significant unmet medical need for novel treatments. According to the World Health Organization, cancer is the second leading cause of death globally, accounting for nearly 10 million deaths in 2020. The key limitations of existing oncology treatments include high toxicity, low or limited response rates, and relapse or recurrence.

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

Our ADC Product Candidate

PYX-201: Site-Specific Investigational ADC Targeting Onco-Fetal Fibronectin EDB

Overview

Our ADC PYX-201 is an investigational human IgG1 isotype site-specifically conjugated with an auristatin toxin targeting EDB that we plan to initially develop for solid tumors, including NSCLC, hormone receptor-positive breast cancer, ovarian cancer, thyroid cancer, PDAC, STS, HCC, and kidney cancer. We licensed worldwide rights to PYX-201, built on the FACT Platform, from Pfizer. In December 2022, we announced clearance of our IND by the FDA for PYX-201 to initiate a Phase 1 clinical trial. During the first quarter of 2023, we announced dosing of the first subject in a Phase 1 trial of PYX-201, referred to as PYX-201-101. PYX-201-101 is an open-label, multicenter, dose-escalation trial designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary efficacy of PYX-201 and identify recommended doses for further study. Patients with relapsed or refractory solid tumors, including NSCLC, hormone receptor positive breast cancer, ovarian cancer, thyroid cancer, PDAC, STS, HCC, and kidney cancer are eligible to enroll.

Rationale for Targeting EDB and Mechanism of Action for PYX-201

Fibronectin is a component of the extracellular matrix and its downstream signaling pathways regulate cell adhesion, migration, differentiation, and wound healing. EDB is an alternatively spliced form of fibronectin, which occurs when RNA is re-arranged to produce multiple variants of the same protein. EDB is typically only spliced during embryogenesis and is rarely found in healthy adult tissues. However, cancer cells take advantage of EDB’s ability to promote neo-vasculature structures, which are critical to feeding and supporting the uncontrolled growth of a tumor.

EDB is overexpressed in a variety of cancers, including, but not limited to, cancers of the lung, breast, ovary, pancreas, head and neck, thyroid, and brain (refer to Figures 2 and 3). In vitro studies have shown that down regulation of EDB resulted in a significant reduction in cancer motility. Furthermore, EDB expression is maintained in distal metastasis in human cancer. EDB meets our criteria of a highly desirable ADC target due to its strict preferential expression in tumor tissue and its role as a driver of the poor prognosis in many cancers.

Figure 2

EDB is highly expressed in a variety of solid tumors with restricted normal tissue expression (IHC: Immunohistochemistry; mRNA: Messenger RNA; TCGA: The Cancer Genome Atlas portal; GTEX: Genotype-Tissue Expression portal).

Figure 3

Comparison of tumor versus matched normal samples for indications where statistical significance of the differential expression exceeds a threshold.

PYX-201 was developed using the FACT Platform to produce an ADC designed to be highly stable and target a predictable drug-to-antibody ratio, or DAR, of four. The complementarity-determining regions, or CDRs, of the EDB antibody used in PYX-201, which is the part of the antibody responsible for binding to EDB, is well characterized and has been tested clinically in the form of a radio-conjugated antibody for tumor imaging—demonstrating a high degree of tumor-directed specificity. Furthermore, PYX-201 is designed to optimize linker stability to enable delivery of the auristatin payload without internalization of the ADC into the cancer cell. Unlike currently approved ADCs which bind to the tumor cell surface, PYX-201 is designed to deliver the auristatin payload to the TME consisting of tumor cells, stromal cells and the surrounding blood vessels. PYX-201 is designed to exhibit anti-tumor activity through three distinct modes of action, as illustrated in Figure 4 below. PYX-201 may be internalized prior to extracellular cleavage of the linker due to fibronectin turnover, resulting in the release of the payload in the tumor cell.

1.
Direct killing activity: After binding to EDB locally expressed in the TME, cathepsin B, a protease which is aberrantly overexpressed in and secreted by invasive and metastatic cancers, cleaves the linker enabling the cell-permeable auristatin toxin to kill both the tumor and stromal cells, and thus may remodel the TME and may enhance T cell activity.
2.
Bystander effect: Releasing the payload extracellularly within the TME may also confer added cytotoxicity via bystander activity, which may enable killing of cancer cells that do not express EDB.
3.
Immunogenic cell death: Lastly, auristatin has been shown in preclinical models to drive immunogenic cell death by causing the release of tumor antigens and damage-associated molecular patterns, or DAMPs, and promoting dendritic cell maturation and activation, which together initiate an adaptive immune response.

Taken together, we believe that PYX-201 may generate a multi- pronged attack on difficult-to-treat cancers by directly killing cancer cells, modulating the TME, and mobilizing an anti-tumor immune response.

Figure 4

PYX-201 is designed to bind Fibronectin EDB in the surrounding stroma to kill tumor cells and the supporting infrastructure through direct payload-induced cell death, bystander effect and triggering immunogenic cell death based on data from preclinical models.

Preclinical Development

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

For example, in a PDX model of NSCLC, PYX-201 was intravenously administered four days apart for twelve days and a dose-dependent regression in tumor burden and a durable response at 3 mg/kg was observed (Figure 5).

Figure 5

PYX-201 has been shown to be highly active in a PDX model of NSCLC.

The anti-EDB human mAb used in PYX-201 is cross-reactive with mouse EDB-fibronectin. As a result, in syngeneic tumor models conducted in immune competent mice, PYX-201 achieved a durable response with a single dose of 9 mg/kg (Figure 6). In preclinical studies, we observed increased infiltration in CD3 T cells and upregulation of PD-L1, which suggests that PYX-201 may be capable of inducing immunogenic cell death. Combining sub-optimal doses of PYX-201 with checkpoint therapy resulted in synergistic inhibition of tumor growth in the EMT-6 model. Consequently, we believe PYX-201 may synergize with checkpoint inhibitors, as shown in Figure 7. PYX-201 was also well-tolerated in our mouse models and toxicology studies conducted in rat and cynomolgus monkeys. In an exploratory toxicology study in cynomolgus monkeys the highest non-severely toxic dose, or HNSTD, was found to be greater than 12 mg/kg with three doses of PYX-201 administered every three weeks. There was no differential in body weight or food consumption detected and based on the types of toxicities observed (i.e., no fibrosis, neuropathology etc.), all toxicities are reversible, or are expected to be reversible. PYX-201 was observed to have a preclinical relevant therapeutic index of 16 (the HNSTD in monkeys was 144 mg/m2 and was 16 times greater than the dose required for a complete response in mice of 9 mg/m2), which we believe is promising based on our experience investigating the relative therapeutic index among different ADC constructs.

Figure 6

PYX-201 treatment in vivo of syngeneic cell-derived tumor models has been associated with enhanced T cell infiltration based on increased CD3 positivity. (CR: complete response; rcEDB: Reverse Chimeric EDB)

Figure 7

EDB vc0101 ADC combines with anti-PD-L1 to synergistically reduce tumor growth in EMT6 mouse syngeneic model.

Clinical Development Plan

During the first quarter of 2023, we initiated a Phase 1, multicenter, open-label dose escalation trial designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and preliminary efficacy of PYX-201 in patients with relapsed or refractory solid tumors and identify the recommended doses for further study. This Phase 1 dose escalation trial includes patients who have developed solid tumors and have disease progression through standard therapy and patients for whom standard of care therapy that prolongs survival is unavailable or unsuitable. The trial will enroll patients with solid tumors including NSCLC, hormone receptor positive breast cancer, ovarian cancer, thyroid cancer, PDAC, STS, HCC, and kidney cancer.

As illustrated below in Figure 8, the trial is designed as a Phase 1 monotherapy dose escalation trial to investigate the safety and tolerability of PYX-201, to identify a biologically active doses for cohort expansion, and to identify a maximum tolerated dose. We plan to initially enroll patients with NSCLC, breast cancer and other tumor types with a high frequency of EDB expression to identify a recommended dose to evaluate in separate expansion cohorts in select tumor types. We may pursue the development of PYX-201 as a combination therapy with the standard of care as appropriate in future studies. For example, in NSCLC and breast cancer, where immunotherapy is widely used in both first- and second-line settings, PYX-201 may provide a synergistic treatment benefit since the auristatin payload has been observed in preclinical studies to trigger hallmarks of immunogenic cell death. Information on this clinical trial is available on ClinicalTrials.gov (NCT05720117).

Figure 8

We anticipate reporting preliminary data from this Phase 1 clinical trial, including biomarker results and early signs of potential clinical activity, in early 2024.

Immuno-Oncology Programs and Target Catalog Overview

Background on Current Immuno-Oncology Therapeutics

The advent of immuno-oncology therapeutics, particularly immune checkpoint inhibitors, has shifted the treatment paradigm for oncology. The immune system has the capability to recognize and eliminate cancer, but tumor cells take advantage of immune checkpoint pathways, which normally prevent autoimmunity, to suppress and evade immune effector cell activity. The first generation of drugs that interrupt these pathways, including PD-L1 and cytotoxic T-lymphocyte associated protein 4, or CTLA-4, inhibitors, has generated significant enthusiasm due to their ability to achieve durable responses in some patients. While these drugs provide significant therapeutic benefit for durable responders, response rates remain low for most patients, particularly for tumors with low levels of T-cells infiltrating the tumor. These non-inflamed (i.e., “cold”) tumors can suppress the adaptive immune response through a variety of mechanisms within the TME.

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

Immuno-Oncology Programs Overview

We have initiated multiple monoclonal antibody programs that address critical immunomodulatory pathways within the TME and are exploring additional potential targets. Our programs address critically important tumor infiltrating immune cell populations, such as macrophages, T cells, and natural killer, or NK, cells, which may play crucial roles in limiting tumor growth and metastasis. In addition to singling out specific cell types, we believe our IO programs also address mechanisms responsible for T cell exhaustion and the immunosuppressive effects of the TME on T and NK cells. These effects can occur due to chronic exposure to tumor antigens within the TME and direct exposure to immunosuppressive cytokines and other signaling molecules. Though PD-L1 therapies can help reinvigorate T cells, they are often not sufficient to overcome T cell exhaustion and many patients do not respond to standard checkpoint therapy. Several immunosuppressive pathways can also directly limit T cell activity and other critical components of the anti-tumor immune response, such as direct tumor killing by NK cells. Therapies that target both T cell and NK cells to counteract these pathways have the promise to restore immune effector function, either alone or in combination with checkpoint inhibitors. Furthermore, MDSCs/TAMs are another major component of the TME with significant immunosuppressive activity. These cells represent a mixed population of immature myeloid cells and are actively recruited to the TME where they broadly suppress immune activity. MDSCs and tumor-associated macrophages, or TAMs, support tumor growth by depriving other immune cells of key amino acids essential for immune function, producing signaling molecules that block immune effector function, and enhancing activation of regulatory T cells. Furthermore, MDSCs and TAMS promote tumor angiogenesis and growth and are a marker associated with poor outcomes and linked to poor response to PD-L1 therapy. We believe our IO programs represent potential novel therapies that have the potential to overcome multiple protumor mechanisms by enhancing T and NK cell activity, or by inhibiting immune suppressive functions of MDSCs and TAMs within the TME.

PYX-106: Investigational IgG1 isotype anti-Siglec-15 Targeting Antibody

Overview

PYX-106 is an investigational fully human IgG1 isotype antibody that is designed to block Siglec-15 mediated suppression of T-cell proliferation and function. PYX-106 aims to address critically important tumor infiltrating immune cell populations, such as macrophages, T cells, and NK cells, which may play crucial roles in limiting tumor growth and metastasis. In addition to singling out specific cell types, we believe PYX-106 may also address mechanisms responsible for T cell exhaustion and the immunosuppressive effects of the TME on T and NK cells. We believe that our in-licensed anti-Siglec-15 mAb PYX-106 has the potential to provide additional benefit to cancer patients either alone or in combination with other therapies, including other immuno-therapies. We licensed worldwide rights other than in Greater China (mainland China, Hong Kong, Macau and Taiwan) to PYX-106 from Biosion USA, Inc.

In December 2022, we announced clearance of our IND by the FDA for PYX-106 to initiate a Phase 1 clinical trial. During the first quarter of 2023, we began activating clinical trial sites and are currently screening patients for enrollment in the Phase 1 trial, referred to as PYX-106-101. PYX-106-101 is a first-in-human, Phase 1, multicenter, open-label dose escalation trial designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and preliminary efficacy of PYX-106 in patients with relapsed or refractory solid tumors. This Phase 1 dose escalation trial includes patients who have developed solid tumors and disease progression through standard therapy and patients for whom standard of care therapy that prolongs survival is unavailable or unsuitable. This trial will enroll patients with solid tumors including non-small cell lung cancer without driver mutations/translocations, breast cancer, endometrial cancer, thyroid cancer, kidney cancer, cholangiocarcinoma, bladder cancer, colorectal cancer, and head and neck squamous cell carcinoma.

Rationale for Targeting Siglec-15 and Mechanism of Action for our Siglec-15 targeting antibody

Siglec-15 is a member of the Siglec family (Sialic acid-binding ImmunoGlobulin Lectins), a distinct subgroup of immunoglobulin, or Ig, superfamily proteins involved in immune regulation. Siglec recognize and bind to sialic acid on the surface of cells and this binding can affect cell signaling on immune cells. Siglec-15 is a single-pass type I membrane protein that has been shown to associate with the activating adaptor proteins DNAX activation protein (DAP)12 and DAP10 via its lysine residue in the transmembrane domain, implying that it functions as an activating signaling molecule. While Siglec-15 is minimally expressed on normal tissues, it is highly expressed on both tumor cells and M2 macrophages in the TME across multiple tumor types, including thyroid cancer, HNSCC, lung cancer, breast cancer and cholangiocarcinoma. The increased presence of highly immunosuppressive M2 macrophages within tumors leads to impaired T cell proliferation and function, causing a decreased anti-tumor immune response. Additionally, Siglec-15 may exacerbate this immunosuppressive effect by interacting with tumor associated myeloid cells to promote their survival and differentiation to drive a tumor-promoting environment. Interestingly, Siglec-15 appears to function independently from the PD-L1 pathway with largely non-overlapping expression in select tumor samples. Therefore, targeting Siglec-15 in the TME may be a promising therapeutic option for patients less likely to respond to a PD-1/PD-L1 targeted therapy.

An overview of the role of Siglec-15 in regulating the immune system and driving anti-tumor immune dysfunction is depicted in Figure 9 below.

Figure 9

Source: American Association for Cancer Research Journal - Cancer Clinical Research Review - Siglec-15 as an Emerging Target for Next-generation Cancer Immunotherapy by Jingwei Sun, Qiao Lu, Miguel F. Sanmamed and Jun Wang

Our Siglec-15 targeting antibody is a fully human monoclonal antibody and is engineered with high affinity to block Siglec-15 induced immune suppression and therefore restore T cell proliferation, function and anti-tumor immunity in the TME. Overall, by binding and blocking Siglec-15 activity on myeloid cells and tumors, our Siglec-15 targeting antibody is designed to enhance immune cell mediated tumor cell kill. Given the broad tumor expression profile of Siglec-15, our Siglec-15 targeting antibody has the potential to treat multiple oncology indications including those where PD-1/PD-L1 directed cancer therapies are ineffective.

Expression data for Siglec-15 in tissues where tumor expression was significantly higher than normal tissue expression are depicted in Figure 10. Of the indications tested, NSCLC, breast cancer, uterine cancer, thyroid cancer, kidney cancer, cholangiocarcinoma, bladder cancer, colorectal cancer, and sarcoma all show higher expression of Siglec-15 in tumor compared to normal samples. The low expression of Siglec-15 across the range of normal tissues tested suggests limited potential for effects in nontumor tissues of therapies targeting Siglec-15. Significantly higher expression in most tumor types indicates that patients with such tumors may respond to anti-Siglec-15 antibody treatment.

Figure 10

Siglec-15 is Upregulated in Multiple Solid Tumor Indications

Overall expression is lower in normal tissues than in tumor

SIGLEC15 expression in tumor vs. normal
thyroid
uterus
rectum
bile duct
colon
kidney
bladder
lung
liver
pancreas
breast
adrenal gland
stomach
prostate
log(fpkm + 0.01)
THCA
Normal
UCEC
UCS
READ
CHOL
COAD
HNSC
KICH
KIRP
BLCA
LUAD
LUSC
LIHC
PAAD
BRCA
PCPG
ACC
STAD
PRAD
SIGLEC15 expression in tumor vs. normal
gland
urinary system
respiratory system
liver
pancreas
breast
OV
TGCT
Sample type
Tumor
Normal

Showing significant t-test results; TCGA normal grouped with GTEx where available

Siglec-15 is broadly expressed across a range of solid tumors with higher expressing tumors, with kidney and thyroid cancer where the difference is substantial.

Preclinical Development

Blocking Siglec-15 with an antibody such as PYX-106 may overcome the immunosuppressive TME and enhance the antitumor activity of other immune checkpoint inhibitors. We have conducted a preclinical study in various animal models to evaluate the effect of blocking Siglec-15 and our observed results provide sufficient scientific rationale in both ex vivo and in vivo studies.

In an in vivo mouse syngeneic tumor model, PYX-106 demonstrated significant inhibition of tumor growth when administered at 15 mg/kg twice weekly for 6 weeks compared to the control group. PYX-106 resulted in an approximately 60% decrease in tumor volume at doses of 5 mg/kg and 15 mg/kg, with the decrease reaching statistical significance in the latter dose group. Moreover, the inhibition of tumor growth was not accompanied by any changes in behavior, body weight, or spleen weight within the mice.

In an ex vivo study using normal human peripheral blood mononuclear cells, or PBMCs, which are blood cells that are considered critical components in the immune system, PYX-106 was able to reverse Siglec-15-mediated suppression of T cell proliferation and interferon-gamma, or IFN-γ, secretion. The numbers of CD4+ and CD8+ T cells and secretion of IFF-γ were increased substantially while the negative control antibody had no effect on the suppression of proliferation. The effects of a single concentration of anti-Siglec-15 antibodies on T-cell proliferation using PBMCs are shown in Figure 11. The addition of the anti-CD3 antibody led to proliferation of both CD4+ and CD8+ T cells, which was reduced by addition of Siglec-15. The addition of the negative control antibody had no effect on this suppression of proliferation. PYX-106 reversed this suppression.

Figure 11

Illustrates an ex vivo assay using PBMCs, from normal healthy donors. In preclinical studies, PYX-106 reverses Siglec-15 mediated T cell suppression, upregulating the immune system to fight the cancer cells and prevent tumor growth.

Clinical Development Plan

In December 2022, we announced clearance of our IND by the FDA for PYX-106 to initiate a Phase 1 clinical trial. During the first quarter of 2023, we began activating clinical trial sites and are currently screening patients for enrollment in the Phase 1 trial, referred to as PYX-106-101. PYX-106-101 is a first-in-human, Phase 1, multicenter, open-label dose escalation trial designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and preliminary efficacy of PYX-106 in patients with relapsed or refractory solid tumors. This Phase 1 dose escalation trial includes patients who have developed solid tumors and disease progression through standard therapy and patients for whom standard of care therapy that prolongs survival is unavailable or unsuitable. This trial will enroll patients with solid tumors including non-small cell lung cancer without driver mutations/translocations, breast cancer, endometrial cancer, thyroid cancer, kidney cancer, cholangiocarcinoma, bladder cancer, colorectal cancer, and head and neck squamous cell carcinoma.

As illustrated below in Figure 12, this trial is designed as a Phase 1 monotherapy dose escalation trial to investigate the safety and tolerability of PYX-106, to identify a biologically active dose for cohort expansion and to identify a maximum tolerated dose. As part of the trial, tumor samples will be collected from participants to enable biomarker analysis. Patients with relapsed or refractory solid tumors known to have significant infiltration of M2 macrophages and expression of Siglec-15, including non-small cell lung cancer, breast cancer, endometrial cancer, thyroid cancer, kidney cancer, cholangiocarcinoma, bladder cancer, colorectal cancer, and head and neck squamous cell carcinoma, are eligible to enroll. Information on this clinical trial is available on ClinicalTrials.gov (NCT05718557).

Figure 12

We anticipate dosing patients in early second quarter 2023. We anticipate reporting preliminary data from this Phase 1 clinical trial, including biomarker results and early signs of potential clinical activity, in late 2023.

Overview of Antibody Drug Conjugates

ADCs are a therapeutic class in which cytotoxic chemotherapy molecules are linked to a targeting mAb to effectively deliver the tumor killing effect into tumor lesions while limiting systemic toxicity. Systemic toxicity limits the efficacy of chemotherapy, a highly cytotoxic class of anti-tumor medicines. ADCs can significantly improve the therapeutic window of toxic payloads even more cytotoxic than traditional chemotherapies by targeting their delivery to tumorous cells and their local environment and sparing healthy tissue. ADCs achieve this level of precision by pairing payloads with monoclonal antibodies, proteins that can recognize their target antigens with great specificity. ADCs are an established and fast-growing class of biological products. To date, thirteen ADCs have been FDA approved, of which nine have entered the market since 2019.

Figure 13

Schematic representation of an ADC, highlighting the three key components; targeted antibody, linker, and payload or cytotoxic agent (dark blue: mAb heavy chain; pink: mAb light chain).

The clinical properties of ADCs are a function of three components (as show in Figure 13 above):

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

A measure of drug tolerability for ADCs is the preclinical therapeutic index, which is calculated from data to estimate the safety profile (refer to Figure 14). This measure is the preclinical ratio of the HNSTD in monkeys versus the minimally effective dose, or MED, in mouse tumor models. The therapeutic index is defined formulaically as HNSTD (mg/m2) in monkeys / mouse minimal tumor regression dose (mg/m2). As further illustrated in Figure 14 below, a wider therapeutic index is a key attribute of an ADC’s potential clinical success.

Figure 14

The therapeutic index is a measure to estimate the clinical tolerability profile of ADCs based upon the ratio of maximum tolerated dose, or MTD, in monkeys versus the MED in rodents from preclinical studies.

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

Site-Specific Conjugation

Site-specific conjugation chemistry enables the engineering of next-generation ADCs with predictable DAR with improved ADC pharmacokinetics, or PK, observed preclinically. This improved PK results in minimizing premature payload release and less off-target toxicity and as a result improves the overall TI of the ADC.

DAR is defined as the number of payload moieties attached to each antibody, which typically range from zero to eight. Ideally, there is limited variability in DAR to allow for ADCs with predictable PK and more predictable efficacy. Variability in DAR and stability are primarily a consequence of the technology used to conjugate the linker to the antibody. The two conventional conjugation approaches employed in conventional ADC conjugation technology utilize either lysine residues or the interchain disulfides located on an antibody. These approaches result in a stochastic mixture of conjugates consisting of a heterogeneous pool of synthesized ADCs, as shown in Figure 15 below. Each bar in the graph consists of an ADC with the number of payloads indicated on the X-axis. Each one of these parts of the mixture of conjugates contributes to the efficacy and toxicity making it difficult to optimize for either property.

In addition to DAR, research has shown conjugate stability and the resulting rate of payload release can vary significantly between specific conjugation sites. Hence, conventional conjugation suffers from unpredictable and premature payload release outside of the tumor resulting in off target toxicities.

Together with our extensive toolbox of linkers, we believe our site-specific conjugation chemistry offers us the advantage of fine-tuning and optimizing the cleavage of the drug in the TME while limiting off-tumor release and allowing for predictable DAR distribution. Site-specific conjugation technologies have led to improved ADC predictability with narrow distribution of DAR to facilitate CMC manufacture and consistent potency (refer to Figure 15).

Figure 15

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

While an ADC’s primary mode of action is to induce direct cell death through the payload, ADCs can exploit multiple avenues of anti-tumor action beyond direct cytotoxicity. For example, a growing area of interest is applying ADCs to induce ICD allowing for synergy with immunotherapy modalities including checkpoint inhibitors. Rapid cancer cell death caused by ADCs results in the release of damage-associated molecular patterns and tumor antigens, stimulating a tumor-specific immune response and recruitment of T cells into the TME (Figure 16). An emerging area of interest is utilizing ADCs to disrupt various aspects of the TME, such as angiogenesis or tumor-associated fibroblasts. Furthermore, certain payloads, such as auristatins, have been shown to engender the maturation and activation of dendritic cells, a critical compartment of the immune system responsible for initiating and regulating the innate and adaptive immune response.

Figure 16

Overview of the process by which ADCs, particularly those with certain payloads, can potentially trigger hallmarks of immunogenic cell death to enhance tumor cell killing.

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

FACT Platform

We are developing next-generation ADCs using customized linker-payload combinations that are novel and supported by the preclinical data and site-specific conjugation techniques derived from the FACT Platform. We believe that these payloads and linkers could be readily applied to any IgG1 antibodies using our site-specific conjugation techniques to efficiently develop novel product candidates. We initially licensed the FACT Platform from Pfizer in December 2020, before securing an exclusive license to the FACT Platform in October 2022, and benefit from over a decade of research and investment by Pfizer. See “Licensing and Collaboration Agreements” in Item 1. Business in this Annual Report on Form 10-K. We believe that the site-specific conjugation techniques and ADC technology which underpin the FACT Platform enable us to develop next-generation ADCs with more favorable drug properties than traditional technologies based on preclinical studies.

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

Though multiple reports have shown that site-specific conjugation techniques often result in ADCs with a wider therapeutic index, greater stability, and better efficacy in preclinical in vivo models than traditional non-specific, conventional ADC conjugates, less is understood about how to optimize these sites, as optimization relies upon empirical data generation for each specific linker-payload combination. We believe that the FACT Platform has demonstrated that there are multiple biochemical parameters of ADCs impacting performance in vivo and established a framework for optimized conjugation sites for a variety of linker-payload combinations (Figure 17).

Figure 17

The FACT Platform technology is designed to empirically define optimal conjugation sites for linker-payloads to generate highly stable and predictable ADCs with potential for improved therapeutic indices.

Pfizer optimized sites for linker-payload conjugation through empirical research

We believe that the FACT Platform provides a toolkit of novel and validated payloads, cleavable and non-cleavable linkers, and a strong understanding of optimized conjugation sites. The FACT Platform provides the basis for our ADC product candidate, PYX-201, and preclinical program, PYX-203, and will underpin our development of future ADCs that we believe are optimized for, and guided by the following design elements:

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
•
Potential for improved therapeutic index and ADC stability. We believe that our site-specific conjugation technology has potential to mitigate off-target liabilities of ADCs contributing to an enhanced plasma stability and enhanced therapeutic index. As shown in Figures 18 and 19, applying the FACT Platform to a well-established antibody, NG-HER2-ADC, to generate a model ADC was observed to mitigate toxicity and increase the TI and PK exposure and half-life of the ADC in vivo. The rate of linker cleavage and release of the linker/payload construct has been observed to be heavily dependent on the conjugation location and we optimize our linkers for both specific targets and payloads. As a result, we believe the FACT Platform and our empirical understanding of optimal site-specific conjugation may allow us to generate candidates against a broad set of targets that result in superior cell killing.

Figure 18

Schematic illustration of how the therapeutic index of a model ADC generated using the FACT Platform can potentially mitigate toxicity while maximizing PK exposure in vivo. (NHP: non-human primates)

Figure 19

Comparison of stability and exposure in cynomolgus monkeys of Pfizer’s NG-HER2-ADC using the same linker-payload and conjugation site chemistry as our PYX-201 ADC was observed to improve the stability and tolerability over conventional ADCs conjugated with the same linker-payload in preclinical studies (NG: next generation).

•
Enhanced anti-tumor activity through bystander activity. As depicted in Figure 20 below, bystander activity occurs when payloads that are delivered to target cells diffuse into and kill neighboring cells in the tumor microenvironment and is of particular importance if the target is not uniformly expressed on all tumor cells. Bystander activity also has the potential to overcome resistance that may occur over time to treatment with ADCs, carrying non-bystander active payloads, as anti-tumor activity is not directly tied to antigen expression at the target site and destruction of a single target cell. We believe our toolkit of novel and validated payloads, linkers and site-specific conjugation techniques will allow us to further develop ADC candidates with bystander activity that may result in greater clinical activity, especially in cases with heterogeneous target expression.

Figure 20

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

We bring to Voxall targets from our target catalog and expertise in stromal and immune biology while Alloy contributes its ATX-Gx transgenic mouse and other discovery services which accelerate antibody drug discovery. Both parties provide full-time employees and project execution and project oversight. Under the collaboration agreement, the parties will conduct research under a mutually agreed research plan for up to six research programs focused on mutually selected targets. With this initial wave of targets, we retain an exclusive option to obtain an exclusive license to further develop and commercialize development candidates at our discretion.

Additional Discovery Efforts

We believe our broad expertise enables us to pioneer our scientific understanding in immune biology of the TME and beyond. We have a flexible pathway to do so via platform development, forging creative business models and alliance building, in-licensing and leveraging target catalogs to expand our portfolio of differentiated therapeutics for difficult-to-treat cancers. The realization of this vision will necessitate rapid innovation and operational excellence from a scientific and business perspective. As such, our mission is to take the next step towards creating an oncology company of the future — an oncology company unconstrained by conventional ideas and conventional practices, an oncology company that will rise to meet the many and complex challenges of difficult-to-treat cancers, and an oncology company that will have a significant impact on the lives of patients with limited effective treatment options.

Competition

The biotechnology and pharmaceutical industries, including the oncology subsector, are characterized by rapidly evolving technologies, intense competition, and a strong defense of intellectual property and proprietary technologies. Any product candidates that we successfully commercialize may be competitive with currently marketed therapies and any new therapies commercialized in the future. While we believe our technology, drug development expertise, leadership team and strong scientific understanding of cancer targets and biology provides us with certain competitive advantages, we face potential competition from many sources, including major pharmaceutical companies, biotechnology companies, academic institutions, and other public and private research institutions.

Many companies are active across various stages of development in the oncology subsector and are marketing and developing products that employ similar ADC and immunotherapy approaches. As of February 2023, we estimate that there are more than 500 industry-sponsored active clinical trials involving more than 140 unique ADCs, which may result in continued interest and subsequent transactions in the space. Additionally, there are several large and small companies working on various immunotherapy approaches for treatment of cancer. Multiple companies are also involved in the development of ADC therapeutics and immunotherapies, including, but not limited to, ADC Therapeutics SA, Astellas Pharma, Inc., AstraZeneca plc, Daiichi Sankyo Company, Ltd., Genentech, Inc., Gilead Sciences, Inc, GlaxoSmithKline, plc, Pfizer Inc., Rakuten Medical, Inc., Seagen, Inc., Nextcure, Inc. and Abcure, Inc.

Our ADC and immunotherapy candidates may face substantial competition from alternative therapeutic modalities, such as CAR-T therapies, bispecific antibodies, and small molecules that are being developed for the same cancer types that we are targeting with our pipeline candidates. These approaches could prove to be more effective, safer, or convey other advantages over any products resulting from our technology. In addition, we also face competition on specific targets, including the target of our PYX-201 candidate, EDB, from Philogen S.p.A., and the target of our PYX-106 product candidate, BSI-060T, from Nextcure, Inc.'s lead program - NC318. In November 2022, Nextcure announced that NC318 would not move forward in the Phase 2 monotherapy clinical trial, although NC318 has been observed to be safe and well-tolerated in patients. Additionally, there is a wide array of activity in the development of immunotherapies for oncology which may be competitive with our preclinical discovery programs. Furthermore, if any of our product candidates are approved in oncology indications such as lung, hematological and other cancers, they may compete with existing approaches to treating cancer including surgery, radiation, and drug therapy, including conventional chemotherapy, biological products, and targeted drug small molecule therapies.

Our competitors may possess greater scientific, research and development capabilities, as well as greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do. These competitors compete with us on the basis of establishing clinical trial sites and patient registration, recruiting and retaining qualified scientific and management personnel, and acquiring new technologies that may be complementary to, or necessary for, our programs. Our commercial opportunity for our product candidates may be dependent on the ability of our competitors to develop new products that may be more effective, safer, or less expensive than any products that we may develop. Our competitors may succeed in developing competing products before we do, obtaining marketing approval for products and gaining acceptance for such products in the same markets that we are targeting. Smaller or earlier-stage companies that seek collaborative arrangements with large and established companies, may prove to be significant competitors. In addition, our ability to compete may be affected by the availability of reimbursement from government and other third-party payors. Competitive factors affecting the success of our programs, if approved, will likely be based on their safety and effectiveness, the timing and scope of marketing approvals, the availability and cost of supply, the depth of marketing and sales capabilities, and reimbursement coverage.

Chemistry, Manufacturing and Controls

We believe the manufacturing of our ADCs and monoclonal antibodies requires considerable expertise, know-how, and resources. We do not own or operate and currently have no plans to establish any cGMP compliant manufacturing facilities. We currently rely, and expect to continue to rely, on external contract manufacturing organizations, or CMOs, for the manufacture of product to support non-clinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. Furthermore, the raw materials and intermediates for our product candidates may be sourced, in some cases, from a single-source supplier. As part of the manufacture and design process for our product candidates, we rely on internal scientific and manufacturing know-how and trade secrets and the know-how and trade secrets of third party manufacturers. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of our current product candidates. We maintain agreements with our CMOs that include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates. We have personnel with significant technical, manufacturing, analytical, quality, including Current Good Manufacturing Practices, or cGMP, and project management experience to oversee our CMOs and to manage manufacturing and quality data and information for regulatory compliance purposes.

Commercialization Plans

We retain full commercialization rights for all our product candidates, including those obtained through exclusive collaboration agreements, with the exception of PYX-106 in Greater China (mainland China, Hong Kong, Macau and Taiwan) and the right of first negotiation granted to Pfizer for PYX-201. We have not yet established our own commercial organization or distribution capabilities because our product candidates are still in preclinical or clinical development. Should any of our candidates receive marketing approval or licensure in the United States or elsewhere, we will need to develop a plan to realize the commercial value of the approved product candidate. At the appropriate time, we plan to build our own specialized sales and marketing organization to support the sales commercialization of approved candidates in the United States. We may also pursue collaboration, co-promotion, distribution and/or other marketing arrangements with one or more third parties to commercialize our product candidates in markets outside the United States. We may also pursue these arrangements for situations in which a larger sales and marketing organization is necessary to realize the full commercial value of any approved wholly owned or collaboration product candidates.

Licensing and Collaboration Agreements

License Agreement with Pfizer Inc.

In December 2020, we entered into a license agreement, as amended, or the Pfizer License Agreement, with Pfizer Inc., or Pfizer, for worldwide development and commercialization rights to two of Pfizer’s proprietary ADC product candidates (now referred to as PYX-201 and PYX-203), as well as other ADC product candidates directed to the licensed targets. The Pfizer License Agreement became effective for the Company in March 2021. The initial exclusively licensed targets are extra domain B (EDB of fibronectin) and CD123 and we have the option to expand the scope of our license to add other licensed targets. Pfizer also granted us a non-exclusive license to use Pfizer’s FACT Platform technology to develop and commercialize the licensed ADCs. In March 2021, we entered into an amendment to the Pfizer License Agreement to include additional know-how within the scope of our license. Pursuant to the Pfizer License Agreement, we incurred a combined $25.0 million for license fee, consisting of an upfront fee of $5.0 million and issued 12,152,145 shares of Series B convertible preferred stock in 2021 to Pfizer.

On October 6, 2022, we entered into an amended and restated license agreement, or the A&R License Agreement, with Pfizer, which amends and restates the Pfizer License Agreement. Pursuant to the A&R License Agreement, Pfizer granted us exclusive worldwide rights under Pfizer’s FACT Platform technology to develop and commercialize ADC product candidates directed to certain licensed targets, including PYX-201 and PYX-203, and products containing the ADC product candidates. Additional ADC targets may be licensed for a nominal upfront payment and milestones. Further, we granted the right of first negotiation to Pfizer, on an exclusive basis, to purchase or to develop, manufacture and commercialize licensed ADCs and licensed products in one or more countries directed to EDB and CD123. In accordance with the terms of the A&R License Agreement, we agreed to pay $8.0 million to Pfizer and issued 2,229,654 shares of our common stock. Additionally, we will issue such number of shares of common stock 180 days following the effective date, or the Issuance Date, equivalent to $5.0 million at a per share price equal to the closing price of our common stock on the business day prior to the Issuance Date, such that Pfizer’s ownership interest in us shall not exceed nineteen and a half percent (19.5%) with any difference in value between the value of shares and $5.0 million being payable in cash.

We are also obligated to pay future contingent payments and royalties, including up to an aggregate of $665 million in milestones for the first four licensed ADCs. In addition, we are required to pay future contingent payments including development, regulatory and commercial milestones for ADCs for each additional licensed target beyond the first four licensed ADC targets developed and commercialized via the FACT Platform. Additionally, if ADC licensed products are launched, we will pay Pfizer tiered royalties on net sales of licensed products in varying royalty rates ranging from low single digits to mid-teens. Our royalty obligations apply on a licensed product-by-licensed product and country-by-country basis from first commercial sale until the latest to occur of: (1) 12 years from first commercial sale; (2) the expiration of all regulatory or data exclusivity; and (3) the expiration of the last valid claim of a licensed patent covering the licensed product in a country. We are also obligated to pay Pfizer a percentage of certain sublicensing revenue ranging from twenty percent to low-double digits based on the stage of development of the licensed product at the time of entering into the applicable sublicense.

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

License Agreement with the University of Chicago

In April 2020, we entered into a license agreement, or the University License Agreement, with the University of Chicago, or the University, to obtain an exclusive license under certain patents resulting from research performed, in-part, by our scientific founder, Dr. Thomas Gajewski, as well as a non-exclusive license to certain know-how and materials. Under the terms of the license, we have the exclusive global right to develop and commercialize products that are covered by a valid claim of a licensed patent, incorporate or use the licensed know-how and materials or are known to assess, modulate or utilize the activity of certain specified biological targets.

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

Agreements with LegoChem Biosciences, Inc.

In December 2020, we entered into a license agreement, or the LegoChem License Agreement, and an opt-in, investment and additional consideration agreement, or the Opt-In Agreement, with LegoChem Biosciences, Inc., or LegoChem. Pursuant to the LegoChem License Agreement, we obtained worldwide (other than Korea) development and commercialization rights for LCB67, an ADC product candidate targeting DLK-1, and products containing the licensed compound. We paid $9.0 million in March 2021 to LegoChem, which was recorded as research and development expenses. Additionally, we may purchase certain initial quantities of licensed products from LegoChem for an estimated cost of $7.0 million and are also obligated to make future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products at varying rates. In the third quarter of the calendar year 2022, we stopped the continued development of LCB67, based on review and analysis of data from the toxicity studies, and anticipated clinical use and commercial prospects of anti-DLK1 ADC.

In addition, as part of the Opt-in Agreement, LegoChem exercised an option to pay $8.0 million to us, in exchange for the right to receive a milestone payment, or the Extra Milestone Payment, of $9.6 million upon the earliest to occur of certain events, including the date of pricing or offer of the first public offering of its common stock or if we are the subject of a change in control transaction. Upon our IPO in October 2021, the extra milestone payment event triggered, and we paid $9.6 million in January 2022 to LegoChem.

License Agreement with Biosion USA, Inc.

On March 28, 2022, we entered into a license agreement, or the Biosion License Agreement, with Biosion USA, Inc., or Biosion, pursuant to which we obtained an exclusive, worldwide (other than Greater China (mainland China, Hong Kong, Macau and Taiwan)) license for development, manufacture and commercialization rights for BSI-060T, a Siglec-15 targeting antibody, an IO product candidate (now referred to as PYX-106), and products containing the licensed compound. Under the terms of the Biosion License Agreement, each party granted to the other party a right of first offer to obtain an exclusive license in the other party’s territory (Greater China for Biosion, and the rest of the world for Pyxis) to develop, manufacture and commercialize any bi-specific or multi-specific antibody any antibody-drug conjugate controlled by a party or its affiliate that inhibits, modulates or binds to Siglec-15 as an intended mechanism of action.

Pursuant to the Biosion License Agreement, we agreed to pay an upfront fee of $10 million and are obligated to pay future contingent payments including development, regulatory and commercial milestones up to an aggregate of $217.5 million in case of normal approval and $222.5 million in case of accelerated approval. Additionally, if products are launched, we will pay Biosion tiered royalties on net sales of licensed products in varying royalty rates ranging from low single digits to low teens. Our royalty obligations apply on a licensed product-by-licensed product and country-by-country basis from first commercial sale until the latest to occur of: (1) 12 years from first commercial sale; (2) the expiration of all regulatory or data exclusivity; and (3) the expiration of the last valid claim of a licensed patent covering the licensed product in a country. We are also obligated to pay Biosion a percentage of certain sublicensing revenue ranging from mid-double to low-double digits based on the stage of development of the licensed product at the time of entering into the applicable sublicense.

Under the Biosion License Agreement, we are obligated to use commercially reasonable efforts to clinically develop and seek regulatory approval for at least one licensed product in the licensed territory, and to commercialize such licensed product following receipt of regulatory approval. We control prosecution and enforcement with respect to the licensed patents in the licensed territory.

The Biosion License Agreement will remain in effect on a licensed product-by-licensed product and country-by-country basis until the expiration of the applicable royalty term, unless terminated in accordance with the following: (1) by either party for the other party’s material breach if such party fails to cure such breach within the specified cure period; (2) by either party upon certain insolvency events of the other party; (3) by us for scientific or safety reasons; (4) any time following completion of our first clinical trial for a licensed product, by us for convenience; or (5) by Biosion if we cease development and commercialization activities for licensed products for a specified period of time, subject to certain exceptions.

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

Our patent portfolio includes patents and patent applications that are exclusively licensed from the University of Chicago, Pfizer, and Biosion, and patent applications that are owned by us. Our patent portfolio includes patents and patent applications that cover our product candidates PYX-201, PYX-203, PYX-106 and PYX-102 and the use of these candidates for therapeutic purposes in certain territories. Our proprietary technology has been developed primarily through relationships with academic institutions, Pfizer, Biosion and contract research organizations.

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

In total, our patent portfolio, including patents licensed from the University of Chicago, Pfizer and Biosion, and patents owned by us, comprises 26 different patent families, filed in various jurisdictions worldwide, including families directed to composition of matter for antibodies and antibody drug conjugates, families directed towards the manufacture, use, and compositions of antibodies and antibody drug conjugates generally, and families directed to methods of treating cancer and identifying potential targets. Our patent portfolio as of December 31, 2022, is outlined below.

Composition of Matter Patents

PYX-201 Anti-EDB Antibody-Drug Conjugate. We have exclusively licensed from Pfizer a patent family for antibodies and antibody-drug conjugates that bind to the extra domain B splice variant of fibronectin, that includes four issued patents, one each in Australia, Japan, Russia, and South Korea, and pending applications in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Mexico, Singapore, South Africa, and the United States that claim the composition of matter and certain methods of use with respect to PYX-201. The 20-year term of the patents in this family runs through 2037, absent any available patent term adjustments or extensions.

PYX-203 Anti-CD123 Antibody-Drug Conjugate. We have exclusively licensed from Pfizer a patent family for antibodies and antibody-drug conjugates that specifically bind to CD123, that includes two issued patents in South Korea and Taiwan, and pending applications in Australia, Brazil, Canada, China, Colombia, Europe, Hong Kong, India, Indonesia, Israel, Japan, South Korea, Malaysia, Mexico, New Zealand, Peru, Philippines, Russia, Saudi Arabia, Singapore, South Africa, Taiwan, and the United States that claim the composition of matter and certain methods of use with respect to PYX-203. The 20-year term of the patents in this family runs through 2038, absent any available patent term adjustments or extensions.

PYX-106 Anti-Siglec-15 Antibody. We have exclusively licensed from Biosion USA, Inc. a patent family for monoclonal antibodies that specifically bind human Siglec15, that recently entered the PCT national stage and now has pending applications in Australia, Brazil, Canada, Egypt, Europe, India, Indonesia, Israel, Japan, Malaysia, Mexico, New Zealand, Philippines, Russia, Saudi Arabia, Singapore, South Africa, South Korea, United Arab Emirates, and the United States. The 20-year term of the patent in this family runs through 2041, absent any available patent term adjustments or extensions.

GPNMB Antibodies and Methods of Use. We own a pending PCT application directed to compositions with binding specificity for glycoprotein nonmetastatic melanoma protein B. The 20-year term for patents in this family runs through 2042, excluding any extension of patent term that may be available. If we elect to do so, we are able to file national stage entry applications for this patent family through 2023.

ADC Patent Rights

Spliceostatin analogs. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture useful in antibody-drug conjugates generally, directed toward novel cytotoxic spliceostatin analogs and derivatives, to antibody drug conjugates that includes twenty-seven issued patents in Australia, Belgium, Brazil, Canada, China, Germany, Denmark, Spain, Finland, France, United Kingdom, Hong Kong, Ireland, India, Italy, Japan, South Korea, Mexico, Netherlands, Russia, Sweden, Turkey, and the United States, and no pending applications. The 20-year term of the patents in this family runs through 2033, absent any available patent term adjustments or extensions.

Tubulysin analogs and methods for their preparation. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture useful in antibody-drug conjugates generally, directed toward cytotoxic tubulysin analogs and derivatives, to antibody drug conjugates thereof, that includes one issued patent in the United States, and no pending applications. The 20-year term of the patent in this family runs through 2037, absent any available patent term adjustments or extensions.

Heteroaryl Sulfone-based Conjugation Handles, Methods for Their Preparation, and Their Use in Synthesizing Antibody Drug Conjugates. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture useful in antibody-drug conjugates generally, directed toward heteroaryl sulfone-based conjugation handles for use in synthesizing antibody-drug conjugates, that includes one issued patent in Canada, and pending applications in the United States, Europe and Japan. The 20-year term of the patents in this family runs through 2037, absent any available patent term adjustments or extensions.

Purification of Antibody Drug Conjugates Using a Sodium Phosphate Gradient. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture useful in antibody-drug conjugates generally, directed toward methods of removing high molecular weight species, in particular aggregates, from antibody drug conjugate preparations, by contacting preparations of the antibody drug conjugate reaction mixture with a hydroxyapatite resin and selectively eluting the ADC from the resin using a gradient comprising sodium phosphate, that includes six issued patents in France, Germany, Ireland, Italy, Spain, and the United Kingdom, and a pending application in the United States. The 20-year term of the patents in this family runs through 2036, absent any available patent term adjustments or extensions.

Bifunctional Cytotoxic Agents Containing the CTI Pharmacophore. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture useful in antibody-drug conjugates generally, directed toward bifunctional CTI-CTI and CBI-CTI dimers that can function as stand-alone drugs, payloads in ADCs, and linker-payload compounds useful in connection with the production or administration of such ADCs, that includes twenty-seven issued patents in Australia, Belgium, China, Denmark, Germany, Finland, France, Hong Kong, Ireland, Israel, India, Italy, Japan, Mexico, Netherlands, Norway, Russia, Singapore, South Korea, Spain, Sweden, Turkey, Taiwan, the United Kingdom, the United States and pending applications in Brazil and Canada. The 20-year term of the patents in this family runs through 2036, absent any available patent term adjustments or extensions.

Calicheamicin derivatives and antibody drug conjugates thereof. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture useful in antibody-drug conjugates generally, directed toward calicheamicin derivatives useful as payloads in antibody-drug-conjugates, that includes two issued patents in Canada and Japan, and pending applications in the United States and Europe. The 20-year term of the patents in this family runs through 2038, absent any available patent term adjustments or extensions.

Cysteine Engineered Antibody Drug Conjugate. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture useful in antibody-drug conjugates generally, directed toward anti-CD33 antibody-drug conjugates with an engineered cysteine residue, that includes one issued patent in the United States, and no pending applications. The 20-year term of the patent in this family runs through 2038, absent any available patent term adjustments or extensions.

Platform Patent Rights (Pyxis Oncology Managed)

Antibodies Specific for Trop-2 and Their Uses. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture related to Pfizer’s FACT Platform, directed toward antibodies and antibodies conjugates specific for Trop-2 in treating cancer, that includes four issued patents in the United States and Japan, and no pending applications. The 20-year term of the patents in this family runs through 2032, absent any available patent term adjustments or extensions.

Engineered Polypeptide Conjugates Using Transglutaminase. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture related to Pfizer’s FACT Platform, directed toward engineered polypeptide conjugates comprising specific acyl donor glutamine-containing tags and amine donor agents, that includes twelve issued patents in Canada, France, Germany, Ireland, Italy, Japan, Spain, the United Kingdom, and the United States, and a pending application in the United States. The 20-year term of the patents in this family runs through 2034, absent any available patent term adjustments or extensions.

Stability-Modulating Linkers For Use With Antibody Drug Conjugates. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture related to Pfizer’s FACT Platform, directed toward stability-modulating linker components used to make these stability-modulated antibody-drug conjugates, that includes thirty-five issued patents in Australia, Austria, Belgium, Bulgaria, Canada, China, Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Luxembourg, Mexico, Netherlands, Poland, Portugal, Romania, Russia, Slovakia, Slovenia, South Korea, Spain, Sweden, Switzerland, Turkey, the United Kingdom, the United States, and pending applications in Brazil, Mexico, Russia, and the United States. The 20-year term of the patents in this family runs through 2035, absent any available patent term adjustments or extensions.

Synergistic Auristatin Combinations. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture related to Pfizer’s FACT Platform, directed toward combinations of an auristatin or an auristatin-based ADC with second active agents including PI3K/mTOR inhibitors, MEK inhibitors, taxanes, or other anti-cancer agents, that includes two issued patents in the United States and Japan, and pending applications in Canada and Europe. The 20-year term of the patents in this family runs through 2035, absent any available patent term adjustments or extensions.

Capped and Uncapped Antibody Cysteines, and Their Use in Antibody-Drug Conjugation. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture related to Pfizer’s FACT Platform, directed toward antibody production process in which engineered unpaired cysteine residues are post-translationally modified and capped with particular chemical entities, which capped antibodies are well suited to further site-specific conjugation steps to form antibody-drug conjugates, that includes thirty-six issued patents in Australia, Austria, Belgium, Bulgaria, China, Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Luxembourg, Mexico, Netherlands, Poland, Portugal, Romania, Russia, Slovakia, Slovenia, South Korea, Spain, Sweden, Switzerland, Turkey, the United Kingdom, the United States, and pending applications in Brazil, Mexico, Russia, and the United States, and pending applications in Brazil, Canada, Europe, Russia and the United States. The 20-year term of the patents in this family runs through 2036, absent any available patent term adjustments or extensions.

Large Scale Production Process for Capped and Un-capped Antibody Cysteines and Their Use in Therapeutic Protein Conjugation. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture related to Pfizer’s FACT Platform, directed toward optimizing production of selectively capped, and uncapped, cysteines on antibodies by manipulation of cell growth conditions, that includes four issued patents in Canada, Japan, Russia, and South Korea, and pending applications in Australia, Brazil, China, Europe, Hong Kong, India, Israel, Mexico, and the United States. The 20-year term of the patents in this family runs through 2038, absent any available patent term adjustments or extensions.

Platform Patent Rights (Pfizer Managed)

Cytotoxic Peptides and Antibody Drug Conjugates Thereof. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family currently managed by Pfizer for compositions, methods of use, and/or methods of manufacture related to Pfizer’s FACT Platform, directed toward cytotoxic pentapeptides, to antibody drug conjugates thereof, that includes seventy-six issued patents in Australia, Austria, Belgium, Bulgaria, Canada, China, Colombia, Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, Indonesia, Ireland, Israel, Italy, Japan, Luxembourg, Malaysia, Mexico, Netherlands, New Zealand, Norway, Peru, Philippines, Poland, Portugal, Romania, Russia, Saudi Arabia, Singapore, Slovak Republic, Slovenia, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Turkey, the United Kingdom, and the United States, and pending applications in Argentina, Brazil, India, Peru, and Venezuela. The 20-year term of the patents in this family runs through 2032, absent any available patent term adjustments or extensions.

Bifunctional Cytotoxic Agents. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family currently managed by Pfizer for compositions, methods of use, and/or methods of manufacture related to Pfizer’s FACT Platform, directed toward cytotoxic dimers comprising CBI-based and/or CPI-based sub-units, antibody drug conjugates comprising such dimers, that includes forty-nine issued patents in Australia, Austria, Belgium, Brazil, Bulgaria, Canada, China, Colombia, Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, India, Indonesia, Ireland, Israel, Italy, Japan, Luxembourg, Malaysia, Mexico, Netherlands, New Zealand, Norway, Peru, Philippines, Poland, Portugal, Romania, Russia, Saudi Arabia, Singapore, Slovak Republic, Slovenia, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Turkey, the United Kingdom, and the United States, and pending applications in Argentina and Venezuela. The 20-year term of the patents in this family runs through 2035, absent any available patent term adjustments or extensions.

Antibodies and Antibody Fragments for Site-Specific Conjugation. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family currently managed by Pfizer for compositions, methods of use, and/or methods of manufacture related to Pfizer’s FACT Platform, directed toward polypeptides, antibodies, and antigen-binding fragments thereof, that comprise a substituted cysteine for site-specific conjugation, that includes eight issued patents in China, Colombia, Japan, Russia, South Africa, South Korea, and Russia, and pending applications in Argentina, Australia, Brazil, Canada, Europe, Hong Kong, India, Indonesia, Israel, Malaysia, Mexico, New Zealand, Peru, Philippines, Saudi Arabia, Singapore, Taiwan, the United States, and Venezuela. The 20-year term of the patents in this family runs through 2036, absent any available patent term adjustments or extensions.

Engineered Antibody Constant Regions for Site-Specific Conjugation and Methods and Uses Therefor. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family currently managed by Pfizer for compositions, methods of use, and/or methods of manufacture related to Pfizer’s FACT Platform, directed toward antibodies, and antigen-binding portions thereof, engineered to introduce amino acids for site-specific conjugation, that includes issued nine issued patents in Canada, France, Germany, Ireland, Italy, Japan, Spain, the United Kingdom, and the United States, and pending applications in Canada, Europe and Japan. The 20-year term of the patents in this family runs through 2032, absent any available patent term adjustments or extensions.

Engineered Polypeptide Conjugates and Methods for Making Thereof Using Transglutaminase. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family currently managed by Pfizer for compositions, methods of use, and/or methods of manufacture related to Pfizer’s FACT Platform, directed toward engineered polypeptide conjugates comprising acyl donor glutamine-containing tags and amine donor agents, that includes six issued patents in Canada, Japan, and the United States, and pending applications in Europe and the United States. The 20-year term of the patents in this family runs through 2031, absent any available patent term adjustments or extensions.

Antibody-Drug Conjugates with High Drug Loading. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family currently managed by Pfizer for compositions, methods of use, and/or methods of manufacture related to Pfizer’s FACT Platform, directed toward transglutaminase-mediated antibody-drug conjugates with high anti-body-drug ratio, that includes thirty-six issued patents in Australia, Austria, Belgium, Bulgaria, Canada, China, Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Luxembourg, Mexico, Netherlands, Poland, Portugal, Romania, Russia, Slovak Republic, Slovenia, South Korea, Spain, Sweden, Switzerland, Turkey, the United Kingdom, and the United States, and pending applications in Brazil, South Korea, and the United States. The 20-year term of the patents in this family runs through 2035, absent any available patent term adjustments or extensions.

Methods in Immuno-Oncology

Methods and compositions related to T-cell activity. We have exclusively licensed from the University of Chicago a patent family that includes two issued patents in the United States and pending applications in Europe and the United States that claim methods for treating patients with immunotherapy based on the identification of the patient as having non-anergic T cells after measuring expression levels of various genes. The 20-year term for patents in this family runs through March 2034, absent any available patent term adjustments or extensions.

Beta-catenin inhibitors in cancer immunotherapy. We have exclusively licensed from the University of Chicago a patent family that includes one issued patent and one pending application in the United States that claim methods for treating solid tumor cancers. The 20-year term for patents in this family runs through March 2036, absent any available patent term adjustments or extensions.

Dysfunctional antigen-specific CD8+ T cells in the tumor microenvironment. We have exclusively licensed from the University of Chicago a patent family that includes six pending applications in Canada, China, Europe, Japan, Hong Kong, and the United States that claim methods of treating cancer comprising administering an agent that specifically targets dysfunctional tumor antigen-specific CD8+ T cells. The 20-year term for patents in this family runs through January 2038, absent any available patent term adjustments or extensions.

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

Government Regulation

The research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, recordkeeping, serialization and tracking, promotion, advertising, distribution and marketing, post-approval or licensure monitoring and reporting, and export and import, among other things, of our product candidates are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates biological products under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations, and the Public Health Service Act, or the PHSA, and its implementing regulations. Failure to comply with the applicable U.S. requirements may subject us to administrative or judicial sanctions, such as the FDA’s refusal to approve a Biologics License Application or BLA, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution.

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
•
submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin;
•
approval by an Institutional Review Board, or IRB, at each clinical site before each trial may be initiated;
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

Regulation by U.S. and foreign governmental authorities is a significant factor affecting our ability to commercialize any of our products, as well as the timing of such commercialization and our ongoing research and development activities. The commercialization of drug products requires regulatory approval by governmental agencies prior to commercialization. Various laws and regulations govern or influence the research and development, non-clinical and clinical testing, manufacturing, processing, packaging, validation, safety, labeling, storage, record keeping, registration, listing, distribution, advertising, sale, marketing and post-marketing requirements and/or commitments of our products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable laws and regulations, require expending substantial resources.

The results of preclinical testing, which include laboratory evaluation of product chemistry, formulation, toxicity and carcinogenicity, animal studies to assess the potential safety, purity and potency of the product and its formulations, details concerning the drug manufacturing process and its controls, and a proposed clinical trial protocol and other information must be submitted to the FDA as part of an IND that must be reviewed and become effective before clinical testing can begin. The study protocol and informed consent information for patients in clinical trials must also be submitted to an independent IRB for approval covering each institution at which the clinical trial will be conducted. Once a sponsor submits an IND, the sponsor must wait 30 calendar days before initiating any clinical trials. If the FDA has comments or questions within this 30-day period, the issue(s) must be resolved to the satisfaction of the FDA before a clinical trial can begin. In addition, the FDA or an IRB may impose a clinical hold on ongoing clinical trials if, among other things, it believes that a clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable and significant risk to clinical trial patients. If the FDA imposes a clinical hold, clinical trials can only proceed under terms authorized by the FDA. If applicable, our preclinical and clinical studies must conform to the FDA’s Good Laboratory Practice, or GLP, and Good Clinical Practice, or GCP, requirements, respectively, which are designed to ensure the quality and integrity of submitted data and protect the rights and well-being of study patients. Information for certain clinical trials also must be publicly disclosed within certain time limits on the clinical trial registry and results databank maintained by the National Institutes of Health, or NIH.

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

Expedited Development and Review Programs

The FDA has a number of programs intended to expedite the development and review of product candidates. These programs include Fast Track designation, Breakthrough Therapy designation, priority review designation, and accelerated approval. Fast Track designation is intended to expedite or facilitate the process for reviewing new biological products that meet certain criteria. Specifically, new biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new biological product may request the FDA to designate the biological product as a Fast Track product at any time during the clinical development of the product. Unique to a Fast Track product, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application. FDA may revoke the Fast Track designation if it believes that the designation is no longer supported by data emerging in the clinical trial process.

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

Additionally, a product may be eligible for accelerated approval if it is intended to treat a serious or life-threatening disease or condition and would provide meaningful therapeutic benefit over existing treatments. Accelerated approval may be granted on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality and is reasonably likely to predict an effect on irreversible morbidity, mortality, or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a biological product receiving accelerated approval diligently perform adequate and well-controlled clinical studies demonstrating clinical benefit, and may require that these studies by underway prior to approval under the Food and Drug Omnibus Reform Act of 2022, or FDORA. In addition, the FDA requires as a condition for accelerated approval the submission of promotional materials in advance, which could adversely impact the timing of the commercial launch of the product. Fast Track designation, Breakthrough Therapy designation, priority review and accelerated approval do not change the standards for licensure but may expedite the review process.

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

FDA Review of BLAs

After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA approval of the BLA is required before marketing of the product may begin in the United States. The BLA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting a BLA is substantial. The submission of most BLAs is additionally subject to a substantial application user fee, currently $3,242,026 for BLAs requiring clinical data for fiscal year 2023, and the manufacturer and sponsor under an approved BLA are also subject to annual program fees, currently $393,933 for each prescription product. These fees are typically increased annually. Sponsors of applications for drugs granted Orphan Drug Designation are exempt from these user fees.

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

If the FDA approves a product, it may limit the approved indications for use for the product; require that contraindications, warnings or precautions be included in the product labeling; require that post-marketing studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after licensure; require testing and surveillance programs to monitor the product after commercialization; or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval, as applicable, of a new BLA or supplement before the change can be implemented. A BLA supplement for a new indication typically requires similar non-clinical and CMC data to that in the original application, and the FDA uses the same procedures and actions in reviewing supplements as it does in reviewing BLAs.

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

Patent term extension

In the United States, after BLA licensure, owners of relevant drug patents may apply for up to a five-year patent extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory process. The allowable patent term extension is typically calculated as one-half the time between, the latter of the effective date of an IND and issue date of the patent for which extension is sought, and the submission date of a BLA, plus the time between BLA submission date and the BLA approval date up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue licensure with due diligence. The total patent term after the extension may not exceed 14 years from the date of product licensure. Only one patent applicable to a licensed biological product is eligible for extension and only those claims covering the product, a method for using it, or a method for manufacturing it may be extended and the application for the extension must be submitted prior to the expiration of the patent in question. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Some, but not all, foreign jurisdictions possess patent term extension or other additional patent exclusivity mechanisms that may be more or less stringent and comprehensive than those of the United States.

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

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee of $441,547 for most PMAs for fiscal year 2023. Medical device establishments are also subject to annual registration fees, currently $6,493, and class III devices are subject to annual fees for periodic reporting, currently $15,454. FDA requires lower fee amounts for businesses certified by the Center for Devices and Radiological Health as a small business. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, a PMA application typically requires data regarding analytical and clinical validation studies. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and the requirement for post approval studies as well as post-marketing surveillance. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards are not maintained, or problems are identified following initial marketing.

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
•
The federal Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, which imposes annual reporting requirements for “applicable manufacturers,” meaning certain manufacturers of drugs, devices, biological products, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program. The law requires applicable manufacturers to disclose certain payments and other “transfers of value” provided to “covered recipients,” which include U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, certified nurse midwives, and U.S. teaching hospitals. The law also requires applicable manufacturers to disclose certain ownership and investment interests held by U.S.-licensed physicians and their immediate family members.
•
The FDCA and PHSA, which regulate licensure of biological products and prohibit the misbranding and adulteration of biological products.
•
Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply with respect to healthcare items or services reimbursed by non-governmental third-party payors and may be broader than their federal equivalents; state and foreign laws requiring pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and/or the relevant compliance guidance promulgated by the federal government or otherwise restricting payments that may be made to healthcare providers; state laws and regulations requiring drug manufacturer disclosures to state agencies and/or commercial purchasers with respect to certain price increases; state and foreign laws requiring drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers and restricting marketing practices or requiring disclosure of marketing expenditures and pricing information; and state and local laws that requiring registration of pharmaceutical sales representatives.

Violations of any of these laws or any other applicable laws or regulations may result in significant penalties, including, without limitation, administrative, civil, and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations to resolve allegations of noncompliance; exclusion from participation in federal and state healthcare programs, such as Medicare and Medicaid; and imprisonment. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from its business.

Coverage and Reimbursement

Sales of any pharmaceutical product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a payor-by-payor basis. These third-party payors are increasingly reducing coverage and reimbursement for healthcare items (including drugs) and services. Moreover, for products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our product is used.

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

Healthcare Reform

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the ACA, was enacted in the United States, which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Among other ways in which it may affect our business, the ACA established a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research; implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other healthcare providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models; implemented the federal Physician Payments Sunshine Act; and expanded the eligibility criteria and rebates for Medicaid programs.

Since its enactment, there have been executive, judicial and legislative branch challenges to certain aspects of the ACA. For example, while Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law, including the repeal, effective January 1, 2019, of the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden had issued an executive order that instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, policies that create barriers to obtaining access to health insurance coverage through the ACA marketplaces. It is unclear how healthcare reform measures enacted by Congress or implemented by the Biden administration or other efforts to challenge, repeal or replace the ACA, if any, will impact the ACA.

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other changes, led to aggregate reductions in Medicare payments to providers of up to 2% per fiscal year that started in April 2013 and, due to subsequent legislation, will continue into 2031 (with the exception of a temporary suspension instituted during the COVID-19 pandemic that halted the sequestration from May 1, 2020 to March 31, 2022, and later reduced the reductions to 1% from April 1, 2022 until July 1, 2022). To offset the temporary suspension during the COVID-19 pandemic, in 2030, reductions in Medicare payments will be 2.25% for the first half of the year, and 3% in the second half of the year. In addition, the American Rescue Plan Act of 2021 eliminated the statutory cap on drug manufacturers’ MDRP rebate liability effective January 1, 2024. Under current law, enacted as part of the ACA, drug manufacturers’ MDRP rebate liability is capped at 100% of AMP for a covered outpatient drug. However, beginning in 2024, drug manufacturers’ MDRP rebate liability may exceed 100% of AMP if the price of a covered outpatient increases faster than the rate of inflation.

Moreover, in August 2022, President Biden signed into law the Inflation Reduction Act of 2022, or the IRA, which implements substantial changes to the Medicare program, including drug pricing reforms and the creation of new Medicare inflation rebates. Namely, the IRA (1) imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; (2) implements changes to the Medicare Part D benefit that, beginning in 2025, will cap beneficiary annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers; and, (3) beginning in 2026, establishes a “maximum fair price” for a fixed number of high expenditure pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with CMS.

On February 2, 2022, the Biden Administration signaled its continued commitment to the Cancer Moonshot initiative, which was initially launched in 2016. In its announcement, the administration noted that its new goals under the initiative include addressing inequities in order to ensure broader access to cutting-edge cancer therapeutics and investing in a robust pipeline for new treatments. Additionally, on October 14, 2022, President Biden also issued an Executive Order on Lowering Prescription Drug Costs for Americans, which instructed the Secretary of the HHS to consider whether to select for testing by the CMS Innovation Center new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs. Most recently, on February 14, 2023, the HHS issued a report in response to the October 14, 2022 Executive Order, which, among other things, selects three potential drug affordability and accessibility models to be tested by the CMS Innovation Center. Specifically, the report addresses: (1) a model that would allow Part D Sponsors to establish a “high-value drug list” setting the maximum co-payment amount for certain common generic drugs at $2; (2) a Medicaid-focused model that would establish a partnership between CMS, manufacturers, and state Medicaid agencies that would result in multi-state outcomes-based agreements or certain cell and gene therapy drugs; and (3) a model that would adjust Medicare Part B payment amounts for Accelerated Approval Program drugs to advance the developments of novel treatments.

Meanwhile, individual states in the U.S. have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. In some cases, states have also encouraged importation of pharmaceutical and biological products from other countries and employed bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could adversely affect our business prospects, financial condition, and results of operations. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

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

Data Privacy & Security

Numerous state, federal and foreign laws and regulations govern the collection, dissemination, use, access to, privacy and security of personal information (including health-related information). Such laws and regulations that could apply to our operations or the operations of our partners include health information privacy and security laws (e.g., HIPAA), federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), state privacy laws (e.g., the California Consumer Privacy Act, or CCPA, as modified by the California Consumer Privacy Rights Act, or CPRA, in 2023; the Virginia Consumer Data Protection Act which went into effect in 2023), data breach notification laws, and the EU General Data Protection Regulation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Employees and Human Capital Management

Overview

We view our values of “Be Clever,” “Be of Service,” “Be Gutsy,” “Be Tenacious,” and “Be You,” as a mandate for excellence and the foundation for our success. These values create a culture that focuses on science and patients and promotes trust, teamwork, and celebration. As of March 22, 2023, we employed 75 full-time permanent employees. Of these employees, approximately 49% have advanced degrees including Ph.D., M.D., M.B.A., J.D. and approximately 69% were engaged in research and development activities. More than half of our workforce and our executive leadership is comprised of women. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

We consider the intellectual capital of our employees to be an essential driver of our business. Our workforce expanded during fiscal year 2022; new employees were hired to support our clinical and preclinical work, with additions in our research, clinical development, clinical operations and general and administrative functions. We continually evaluate our business needs and opportunities and strive to balance inhouse expertise and capacity with outsourced expertise and capacity.

Strategy

Our human capital resource objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our employees. We believe that our continued success is directly due to the commitment, engagement and performance of our employees. We strive to attract and retain experienced operators, oncology experts, clinicians, and biopharma veterans with deep market knowledge and insights with an uncompromising vision of delivering solutions for patients. In order to achieve this, we provide an inclusive and empowering work environment, foster a culture built on diversity, equity and inclusion, reward performance and leadership skills, and by offering competitive compensation and benefits programs.

Culture and Employee Engagement

We also place a high value on the diversity of our team, including gender, background and expertise, to foster our culture of innovation. Our employees are guided by our Code of Conduct, which sets basic requirements for business conduct and serves as a foundation for our policies, procedures and guidelines, all of which provide additional guidance on expected employee behaviors.

Compensation and Benefits

Drug development is a complex endeavor which requires deep expertise and experience across a broad array of disciplines. Biotechnology and pharmaceutical companies both large and small compete for a limited number of qualified applicants to fill specialized positions. As part of our total rewards philosophy, we offer competitive compensation and benefits to attract and retain top talent. We are committed to fair and equitable treatment in our compensation and benefits for employees at all levels. Our total rewards offerings include an array of programs to support our employees' financial well-being, including annual performance incentive opportunities, retirement savings programs, health and welfare benefits, paid time off and flexible work schedules. We also allow our employees to participate in equity incentive plans. The principal purposes of our equity incentive plans are to align the interests of our stockholders and those eligible for awards, to retain and incentivize officers, directors, employees, and other service providers and to encourage them to act in our long-term best interests.

Ongoing Professional Development

We focus on attracting, retaining and cultivating talented individuals. We provide reimbursement and time for employees to attend professional development courses ranging from technical training, competency-based workshops, and leadership development programs. Direct managers also take an active role in identifying individualized development plans to assist their employees in realizing their full potential and creating opportunities for promotions and added responsibilities that enhance the engagement and retention of our workforce. We are committed to maintaining and increasing our investment in our workforce as we grow, including improvements in the way we hire, develop, motivate and retain employees.

Safety and Well-Being

Employee health and safety in the workplace is one of our main priorities. As a result of the new challenges the COVID-19 pandemic brought, we took various steps to support our employees, including transitioning to remote work and offering flexible schedules. At the same time, we protected our facility-dependent employees, including those needed to maintain our research and development activities, by instituting strict protocols designed to ensure a healthy environment.

Board of Directors Oversight

Our Board of Directors, or the Board, recognizes the critical importance of our team and the necessity to ensure a diverse, inclusive, and innovative work environment that is centered around a values-based culture. Our Board meets regularly with management to discuss issues impacting our employees, and to focus on ways to support our workforce. Our focus on culture comes from our Board and flows throughout our company. In evaluating our Chief Executive Officer and management team, significant emphasis is place on their contributions to our overall culture.

Our Board’s Compensation Committee is responsible for reviewing with management our human resources activities, which include, among other things, matters relating to employee development, management and engagement, pay equity, and our demographics, diversity and inclusion.

Our Board’s Nominating and Corporate Governance Committee is responsible for developing and recommending to the Board any company program relating to corporate responsibility and sustainability, including environmental, social and governance matters.

Corporate Information

We were incorporated in the state of Delaware on June 11, 2018 and launched with our first employee and Series A funding in July 2019. Our principal executive offices are located at 150 Cambridgepark Drive, Cambridge, Massachusetts 02140, and our telephone number is (617) 221-9059. Our website address is www.pyxisoncology.com.

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

Item 1A. Risk Factors.

Our business involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including our financial statements and related notes appearing at the end of this Annual Report on Form 10-K. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. This Annual Report on Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Risks Related to Our Financial Position and Need for Additional Capital

We are a clinical stage biopharmaceutical company with a limited operating history and have incurred significant losses since our inception. We expect to incur losses over at least the next several years and may never achieve or maintain profitability.

We are a clinical stage biopharmaceutical company with a limited operating history. Since our inception, we have incurred significant operating losses. We reported net losses of $120.7 million and $76.0 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $212.4 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests. As such, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory licensure and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing licensure for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, procuring clinical- and commercial-scale manufacturing, successfully completing preclinical studies and clinical trials of our product candidates, establishing arrangements with third parties for the conduct of our clinical trials, obtaining marketing licensure for our product candidates, manufacturing, marketing and selling any products for which we may obtain marketing licensure, discovering or obtaining rights to additional product candidates, identifying collaborators to develop product candidates we identify or additional uses of existing product candidates and successfully completing development of product candidates for our collaboration partners.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•
manufacture product candidates and continue to develop and conduct clinical trials for our ADC product candidate, PYX-201, and our IO product candidate, PYX-106;
•
select antibody programs to take into development, manufacture product candidates, conduct IND enabling studies and submit INDs and initiate Phase 1 clinical trials;
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

The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we continue our clinical trials of our product candidates PYX-201 and PYX-106 and advance our other preclinical research and development programs. For example, to refocus development efforts and spending towards our two most advanced programs, PYX-201 and PYX-106, we have elected to pause preclinical development of PYX-203 and PYX-102. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other comparable regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

As of December 31, 2022, we had approximately $179.3 million in cash and cash equivalents. Based on our current operating plan, we estimate that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first half of the calendar year 2025. Our estimate as to how long we expect to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We intend to use our cash and cash equivalents for development and regulatory activities relating to our product candidates, discovery programs, business development activities and other general corporate purposes. Advancing the development of our product candidates will require a significant amount of capital. Our cash and cash equivalents will not be sufficient to fund any of our product candidates through regulatory licensure. Because the length of time and activities associated with successful research and development of any individual product candidate are highly uncertain, we are unable to estimate the actual funds we will require for development, marketing licensure and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

•
the manufacture of product candidates and conduct of Phase 1 clinical trials for PYX-201 and PYX-106;
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
•
any delays or interruptions that we experience in our preclinical studies, future clinical trials and/or supply chain;
•
the cost and timing of regulatory licenses; and
•
our efforts to hire additional clinical, regulatory, scientific, operational, financial and management personnel.

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, if any, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from sales of products or royalties from licensed products in the foreseeable future, if at all, and not until our product candidates are clinically tested, licensed for commercialization and successfully marketed. To date, we have primarily financed our operations through the sale of equity securities. We will be required to seek additional funding in the future and our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. For example, market volatility resulting from global economic developments, political unrest, high inflation, the COVID-19 pandemic and other factors could adversely impact our ability to access capital as and when needed. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Most recently, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition or results of operations

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We incorporated in 2018 and staffing and meaningful operations commenced in mid-2019 and our operations to date have been focused on developing and conducting preclinical and, since the first quarter of 2023, initiating Phase 1 clinical trials of our product candidates. To date, we have not yet demonstrated our ability to successfully complete a clinical trial, obtain marketing licenses, manufacture a commercial scale product directly or through a third party, or conduct sales, marketing, and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we had already successfully completed some or all of these types of activities

In addition, as a clinical stage biopharmaceutical company, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities and we may not be successful in making that transition.

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

Risks Related to the Discovery and Development of our Product Candidates

We are heavily dependent on the success of PYX-201 and PYX-106, which are in the early stages of development, and if PYX-201 and/or PYX-106 are not successful in clinical trials or do not receive regulatory approval or licensure or are not successfully commercialized, our business will be materially and adversely affected.

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

The research, testing, manufacturing, labeling, licensure, sale, packaging, marketing, and distribution of biological products are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries. We are not permitted to market PYX-201 and PYX-106 in the United States until we receive licensure of a Biologics License Application, or BLA, from the FDA for such product candidates, as appropriate. Further, we are not permitted to market PYX-201 and PYX-106 in any foreign countries until we receive the requisite licensure or approvals from such countries. We have not submitted a BLA to the FDA or comparable applications to any other comparable regulatory authorities for PYX-201 and PYX-106. We will not be in a position to do so for several years, if ever. If we are unable to obtain the necessary regulatory licensure or approvals for PYX-201 and PYX-106 in a country, we will not be able to commercialize such product candidate in that country. As a result, our financial position will be materially adversely affected, and we may not be able to generate sufficient revenue to continue our business.

Our product candidates may fail in development or suffer delays that materially and adversely affect their commercial viability. If we or our existing or future collaborators are unable to initiate and complete clinical development of, obtain regulatory approval or licensure for or commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have no products on the market and only two of our product candidates are currently in early stages of clinical development. As a result, their risk of failure is high. Our ability to achieve and sustain profitability depends on obtaining regulatory licensure for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory licensure for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical studies and clinical trials to demonstrate the safety, purity and potency in humans of our product candidates. In addition, the development of novel antibodies is complex and difficult. Although our discovery and preclinical programs may initially show promise in identifying potential product candidates, they may not translate into product candidates for clinical development for a number of reasons, including that the target selection methodology we use may not be successful due to our inability to generate an applicable antibody candidate. In addition, several of our product candidates are in-licensed and we continue to look for additional product candidates to in-license or acquire. Our preclinical studies or clinical trials may not replicate or advance the results of the research programs and pre-clinical studies that were completed prior to our in-licensing or acquisition of product candidates.

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
•
failure of our third party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
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

We have no experience as a company completing a clinical trial or submitting a BLA or NDA and may be unable to successfully do so for PYX-201 and PYX-106.

The conduct of a clinical trial is a long, expensive, complicated and highly regulated process. Although our employees have conducted successful clinical trials and made regulatory submissions in the past across many therapeutic areas while employed at other companies, we, as a company, have not completed any clinical trials, or submitted a BLA or New Drug Application, or NDA, and as a result may require more time and incur greater costs than we anticipate. Failure to commence or complete, or delays in, our clinical trials or planned regulatory submissions would prevent us from, or delay us in, obtaining regulatory approval of and commercializing PYX-201 and PYX-106, which would adversely impact our financial performance. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators and consultants. Relying on third-party clinical investigators, contract research organizations, or CROs, and consultants may cause us to encounter delays that are outside of our control. In addition, relying on third parties in the conduct of our preclinical studies or clinical trials exposes us to a risk that they may not adequately comply with good laboratory practice, or GLP, or good clinical practice, or GCP, as required for any studies or trials we plan to submit to a regulatory authority. We may be unable to identify and contract with sufficient investigators, CROs and consultants on terms that are acceptable to us on a timely basis or at all.

We may not be able to submit INDs to commence additional clinical trials on the timelines we expect and, even if we are able to, the FDA may not permit us to proceed.

We may submit additional INDs in the future. We may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing us to commence clinical trials or that, once begun, issues will not arise that lead to the suspension or termination of our clinical trials. Additionally, even if the applicable regulatory authorities agree with the design and implementation of the clinical trials set forth in our INDs, we cannot guarantee that those regulatory authorities will not change their requirements in the future, or that circumstances will not arise under which FDA or other regulatory authorities may place our clinical trials on partial or full clinical hold. These considerations apply to the INDs described above and also to new clinical trials we may submit as amendments to existing INDs or as part of new INDs in the future. Any failure to submit INDs on the timelines we expect or to obtain authorization to proceed with our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

Our preclinical studies and clinical trials may fail to demonstrate adequately the safety, purity and potency of any of our product candidates, which would prevent or delay development, regulatory approval or licensure and commercialization.

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

Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approval or licensure or commercialize these programs on a timely basis or at all.

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

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the timing and outcome. A failure of one or more clinical trials can occur at any stage of the process. We may experience numerous unforeseen events during or as a result of clinical trials, which could delay or prevent our ability to receive marketing licensure or commercialize our product candidates, including:

•
delays in reaching, or the failure to reach, a consensus with regulators on clinical trial design;
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
•
regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and
•
delays in developing and validating any companion diagnostic to be used in the trial, to the extent we are required to do so.

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
•
be subject to additional post-marketing testing requirements or changes in the way the product is administered;
•
the FDA or comparable foreign regulatory authorities may fail to approve any companion diagnostics that may be required in connection with approval of our therapeutic product candidates; or
•
have our product removed from the market after obtaining marketing licensure.

For example, the FDA launched Project Optimus in 2021 as an initiative to reform the dose optimization and dose selection paradigm in oncology drug development, which was driven by the FDA’s concerns that the current paradigm for dose selection may result in doses and schedules of molecularly targeted therapies that are inadequately characterized before initiating pivotal trials. Through collaboration with the biopharmaceutical industry, academia and other stakeholders, the FDA’s goal for this initiative is to advance an oncology dose-finding and dose optimization paradigm that emphasizes dose selections that maximize efficacy as well as safety and tolerability. In support of this initiative, the FDA may request sponsors of oncology product candidates to conduct dose optimization studies pre- or post-approval. The FDA also continues to develop and finalize guidance documents and implement initiatives regarding the development and clinical research of oncology product candidates.

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

We use the FACT Platform in our ADC product candidate, PYX-201. Any failures or setbacks involving the FACT Platform, including adverse events, could have a detrimental impact on our research pipeline and future success. For example, we may uncover a previously unknown risk associated with the FACT Platform or other issues that may be more problematic than we currently believe, which may prolong the period of observation required for obtaining regulatory approval, necessitate additional clinical testing or result in the failure to obtain regulatory licensure. If the FACT Platform or any of its components that is used in our ADC product candidate is not safe, we would be required to abandon or redesign other product candidates we develop via the FACT Platform, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be successful in our efforts to use and expand the FACT Platform to continue to build a pipeline of product candidates and develop marketable products.

We are using the FACT Platform to develop PYX-201, as well as continuing to build our pipeline of product candidates. Our business depends not only on our ability to successfully develop, obtain regulatory licensure for, and commercialize our product candidates, but to continue to generate new product candidates through our platform. Even if we are successful in continuing to build our pipeline and further progress the development of our current product candidates, any additional product candidates may not be suitable for clinical development, including as a result of harmful side effects, manufacturing issues, limited potency or other characteristics that indicate that they are unlikely to be products that will succeed in clinical development, receive marketing licensure or achieve market acceptance. If we cannot validate our technology platform by successfully commercializing product candidates, we may not be able to obtain product, licensing or collaboration revenue in future periods, which would adversely affect our business, financial condition, results of operations and prospects.

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

Our estimated addressable markets and market opportunities for our product candidates are based on a variety of inputs, including data published by third parties, our own market insights and internal market intelligence, and internally generated data and assumptions. We have not independently verified any third-party information and cannot be assured of its accuracy or completeness. Market opportunity estimates, whether obtained or derived from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove not to be accurate. Although we believe our market opportunity estimates are reasonable, such information is inherently imprecise. In addition, our assumptions and estimates of market opportunities are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including but not limited to those described in this Annual Report on Form 10-K. If this third-party or internally generated data prove to be inaccurate or if we make errors in our assumptions based on that data, our actual market may be more limited than we estimate it to be. In addition, these inaccuracies or errors may cause us to misallocate capital and other critical business resources, which could harm our business.

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
•
the availability of adequate government and third-party payor reimbursement;
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

We are early in our development efforts. Our lead product candidates, PYX-201 and PYX-106, are in the early stages of clinical development. The results of preclinical studies and early-stage clinical trials may not be predictive of future results in later studies or trials. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage clinical trials.

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials that are continuing may not be predictive of the results of the later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed on in later stage clinical trials. In particular, the small number of patients in our planned early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. For example, even if successful, the results of our Phase 1 clinical trials of our product candidates PYX-201 and PYX-106 and other product candidates may not be predictive of the results of further clinical trials of these product candidates or any of our other product candidates. Moreover, preclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain marketing licensure of their products. Our future clinical trials may not ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business, results of operations, financial condition and prospects.

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

•
the impact of the current COVID-19 pandemic, which may affect the conduct of a clinical trial, including by slowing potential enrollment or reducing the number of eligible patients for clinical trials;
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

Undesirable side effects caused by our product candidates could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory licensure or approval by the FDA or other regulatory authorities. As is the case with oncology drugs, it is likely that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny licensure or approval of our product candidates for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects.

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

We are aware of several companies that are developing cancer immunotherapies and ADCs. Many of these companies are well-capitalized and, in contrast to us, have significant clinical experience, and may include our existing or future collaborators. In addition, these companies compete with us in recruiting scientific and managerial talent and the patient pool available for participation in clinical trials.

Our success will partially depend on our ability to develop and protect therapeutics that are more safe, pure, and potent than competing products. Our commercial opportunity and success will be reduced or eliminated if competing products that are safer, more effective, or less expensive than the therapeutics we develop are commercialized.

If our product candidates are licensed, they will compete with a range of therapeutic treatments that are either in development or currently marketed. Many companies are active across various stages of development in the oncology subsector and are marketing and developing products that employ similar ADC and immunotherapy approaches. As of April 2021, there were approximately 275 ADCs in clinical or preclinical development worldwide, of which the vast majority are being developed for the treatment of various cancer indications. Additionally, there are several large and small companies working on various immunotherapy approaches for treatment of cancer. Multiple companies are also involved in the marketing of ADC therapeutics and Immunotherapy which include, but are not limited to, ADC Therapeutics SA, Astellas Pharma, Inc., AstraZeneca plc, Daiichi Sankyo Company, Ltd., Genentech, Inc., Gilead Sciences, Inc, GlaxoSmithKline, plc, Pfizer Inc., Rakuten Medical, Inc., Seagen, Inc., Nextcure, Inc. and Abcure, Inc.

Our preclinical ADC and immunotherapy candidates may face substantial competition from alternative therapeutic modalities, such as CAR-T therapies, bispecific antibodies, and small molecules that are being developed for the same cancer types that we are targeting with our pipeline candidates. These approaches could prove to be more effective, safer, or convey other advantages over any products resulting from our technology. In addition, we also face competition on specific targets, including the target of our PYX-201 candidate, EDB, from Philogen S.p.A., the target of our PYX-203 product candidate, CD123, from ImmunoGen, Inc., Vincerx Pharma, Inc., Macrogenics and Byondis B.V., the target of our PYX-106 product candidate, BSI-060T, from Nextcure, Inc. lead program - NC318 and the target of our PYX-102 product candidate, Anti-KLRG1, from Abcuro, Inc. Additionally, there is a wide array of activity in the development of immunotherapies for oncology which may be competitive with our preclinical discovery programs. Furthermore, if any of our product candidates are approved in oncology indications such as lung, hematological and other cancers, they may compete with existing approaches to treating cancer including surgery, radiation, and drug therapy, including conventional chemotherapy, biological products, and targeted drug small molecule therapies.

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

The Affordable Care Act, or ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated licensure pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the licensure of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have an adverse effect on the future commercial prospects for our product candidates.

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

In addition, even if we were to obtain licensure, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant a license contingent on the performance of costly post-marketing clinical trials, or may approve or license a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

If any of our product candidates are licensed or approved by regulatory authorities, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, track and trace, serialization, post-market adverse event reporting, and submission of safety, purity, potency, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with cGMP and GCP requirements for any clinical trials that we conduct post-licensure.

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

Any regulatory licenses that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of licensure, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety, purity, and potency of the product candidate. The FDA may also require a REMS program as a condition of licensure of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Comparable foreign regulatory authorities may also have programs similar to REMS. In addition, if the FDA or a comparable foreign regulatory authority licenses or approves our product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports and registration.

Clinical trials of our product candidates must be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any future collaborator, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If one or more of our product candidates receive marketing licensure and we, or others, discover that the biological product is less effective than previously believed or causes undesirable side effects that were not previously identified, a number of potentially significant negative consequences could result, including:

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety, purity, or potency of the product, including the adoption and implementation of REMS. The FDA and other agencies, including the United States Department of Justice, or DOJ, closely regulate and monitor the post-licensure marketing and promotion of biological products to ensure they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our products only for the approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug and Cosmetic Act, or FDCA, and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

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
•
requirements to conduct post-marketing studies or clinical trials;
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

Non-compliance with European Union requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population (as explained further below), also can result in significant financial penalties, and non-compliance with pediatric requirements may prevent regulatory approvals from being granted. Similarly, failure to comply with the European Union and United Kingdom's, or UK, requirements regarding the protection of personal information can lead to significant penalties and sanctions.

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

Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or licensure compared to candidate products considered for licensure under non-expedited FDA review procedures and does not assure ultimate licensure by the FDA. In addition, even if one or more of our product candidates qualify as Breakthrough Therapies, the FDA may later decide that the product no longer meets the conditions for qualification. For example, in June 2022, FDA published a draft guidance document outlining considerations for the FDA in rescinding Breakthrough Therapy designation for products that no longer meet the requirements for that designation. Thus, even though we intend to seek Breakthrough Therapy designation for some or all of our future product candidates for the treatment of various cancers, there can be no assurance that we will receive Breakthrough Therapy designation.

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

We may seek Orphan Drug Designation for our product candidates in additional orphan indications in which there is a medically plausible basis for the use of these product candidates. Even if we obtain Orphan Drug Designation, exclusive marketing rights in the United States may be limited if we seek licensure for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we, through our manufacturer, are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek Orphan Drug Designation for other product candidates, we may never receive these designations.

Congress is also considering updates to the orphan drug provisions of the FDCA in response to a recent 11th Circuit decision. Any changes to the orphan drug provisions could change our opportunities for, or likelihood of success in obtaining, orphan drug exclusivity and would materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

Accelerated approval by the FDA, even if granted, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing licensure. If we are unable to obtain licensure of our products through the Accelerated Approval Program in the United States, we may be required to conduct additional nonclinical and clinical studies and trials beyond those that we currently contemplate, which could increase the expense of obtaining, reduce the likelihood of obtaining and/or delay the timing of obtaining, necessary marketing licensure. Even if we receive accelerated approval from the FDA through the Accelerated Approval Program, if our confirmatory post-marketing trial does not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.

We plan to seek accelerated approval of PYX-201 and PYX-106 and may seek approval of future product candidates using the FDA’s accelerated approval pathway. For any licensure to market a biological product, we must provide the FDA and foreign regulatory agencies with clinical data that adequately demonstrate the safety, purity, and potency of the product for the indication applied for in the NDA or BLA or other respective regulatory filings. The Accelerated Approval Program is one of several approaches used by the FDA to make prescription drugs or biological products more rapidly available for the treatment of serious or life-threatening diseases. Section 506(c) of the FDCA provides that the FDA may grant accelerated approval to “a product for a serious or life-threatening condition upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.” Licensure through the Accelerated Approval Program is subject, however, to the requirement that a sponsor perform adequate and well controlled post-marketing clinical trials to verify and describe the drug’s clinical benefit, where there is uncertainty as to the relationship of the surrogate endpoint to the clinical benefit, or of the observed clinical endpoint to ultimate outcome. Typically, clinical benefit is verified when post-marketing clinical trials show that the biological products provide a clinically meaningful positive therapeutic effect, that is, an effect on how a patient feels, functions, or survives. These confirmatory trials must be completed with due diligence and may require that such studies be underway prior to approval under FDORA. If such confirmatory post-marketing trial fails to confirm the product’s clinical profile or risks and benefits, the FDA may withdraw accelerated approval of the product.

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

Even if we receive licensure for one of our products through the Accelerated Approval Program, we will be subject to rigorous post-marketing requirements, including the completion of one or more confirmatory post-marketing trials as the FDA may require, to verify the clinical benefit of the product, and submission to the FDA of all promotional materials prior to their dissemination. These requirements could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or licensure process. Further, receiving accelerated approval does not provide assurance of ultimate full FDA licensure.

The FDA could seek to withdraw accelerated approval for multiple reasons, including if we fail to conduct any required confirmatory post-marketing trial with due diligence, our confirmatory post-marketing trial does not confirm the predicted clinical benefit, other evidence shows that the product is not safe, pure, or potent under the conditions of use, or we disseminate promotional materials that are found by the FDA to be false and misleading.

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

A marketing authorization can be obtained via the centralized procedure or the national procedure. The centralized procedure results in a single marketing authorization, issued by the European Commission (based on the opinion of the EMA), which is valid across the entire European Economic Area, or EEA, which comprises the EU, Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human drugs that are (i) derived from biotechnology processes, such as genetic engineering; (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases; (iii) designated orphan medicines; and (iv) advanced-therapy medicines, such as gene therapy, somatic cell therapy or tissue-engineered medicines. The centralized procedure may at the request of the applicant also be used in certain other cases. Therefore, the centralized procedure would be mandatory for the product candidates we are developing.

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

In the EU, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product, for example, because of differences in raw materials or manufacturing processes. For such products, the results of appropriate preclinical testing or clinical trials must be provided, and guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological products. There are currently no such guidelines for complex biological products such as gene or cell therapy medicinal products, and so in the short term it is unlikely that biosimilars of those products will be approved in the EU. However, guidance from the EMA states that they will be considered in the future in light of the scientific knowledge and regulatory experience gained at the time.

In the EU, marking authorization applications for new medicinal products must include the results of clinical trials conducted in pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PDCO can grant waivers or deferrals to these requirements in certain circumstances (for example, a waiver may be obtained if the condition only occurs in adult populations). Where required, pediatric studies must cover all sub-sets of the pediatric population for both existing and new indications, pharmacological forms and route of administrations. Limited further exclusions apply, including in relation to biosimilar applications. Certain incentives may be available for completion of pediatric studies. For example, once the marketing authorization is obtained in all European Union Member States and study results are included in the product information, even when negative, the product is eligible for a six-months supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan pharmaceutical products, a two year extension of the orphan market exclusivity is granted.

In the EU, the criteria for designating an “orphan medicinal product” are similar in principle to those in the United States. A medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. The application for Orphan Drug Designation must be submitted before the marketing authorization application. Orphan Drug Designations entitle a party to financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to 10 years of market exclusivity. During the 10-year market exclusivity period, the EMA cannot accept another marketing authorization application, or grant a marketing authorization or accept an application to extend an existing marketing authorization, for the same therapeutic indication, in respect of a similar medicinal product. An orphan medicinal product can also obtain an additional two years of market exclusivity in the European Union for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Although the UK has left the EU, its regulatory legal framework provides for similar periods of protection (namely regulatory data exclusivity, marketing protection and market exclusivity).

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

In connection with the clinical development of our product candidates for certain indications, we may work with collaborators to develop or obtain access to companion diagnostic tests to identify appropriate patients for our product candidates. We may rely on third parties for the development, testing and manufacturing of these companion diagnostics, the application for and receipt of any required regulatory clearances or approvals, and the commercial supply of these companion diagnostics. The FDA and foreign regulatory authorities regulate companion diagnostics as medical devices that will likely be subject to clinical trials in conjunction with the clinical trials for product candidates, and which will require separate regulatory clearance or approval prior to commercialization. This process could include additional meetings with health authorities, such as a pre-submission meeting and the requirement to submit an investigational device exemption, or IDE. In the case of a companion diagnostic that is designated as “significant risk device,” approval of an IDE by the FDA and IRB is required before such diagnostic is used in conjunction with the clinical trials for a corresponding product candidate. We or our third-party collaborators may fail to obtain the required regulatory clearances or approvals, which could prevent or delay approval of our product candidates. In addition, the commercial success of any of our product candidates that requires a companion diagnostic will be tied to and dependent upon the receipt of required regulatory clearances or approvals and the continued ability of such third parties to make the companion diagnostic commercially available to us on reasonable terms in the relevant geographies.

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

Ensuring that our business arrangements with third parties comply with applicable healthcare laws and regulations will likely be costly. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, or exclusion from participating in government-funded healthcare programs, such as Medicare and Medicaid; additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws; contractual damages; reputational harm; and/or the curtailment or restructuring of our operations.

If the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusion from government-funded healthcare programs. Even if resolved in our favor, litigation or other legal proceedings relating to healthcare laws and regulations may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development, manufacturing, sales, marketing or distribution activities. Uncertainties resulting from the initiation and continuation of litigation or other proceedings relating to applicable healthcare laws and regulations could have an adverse effect on our ability to compete in the marketplace.

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

Further, increasing efforts by third-party payors in the United States and abroad to cap or reduce healthcare costs may cause payor organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. In order to secure coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA or comparable marketing authorizations or approvals. Additionally, we may also need to provide permissible discounts to purchasers, private health plans or government healthcare programs. Our product candidates may nonetheless not be considered medically necessary or cost-effective. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after marketing authorization or approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. We expect to experience pricing pressures from third-party payors in connection with the potential sale of any of our product candidates.

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

In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect results of our future operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. See Part I, Item 1, Government Regulation – Other Healthcare Laws - Healthcare Reform for additional detail on recent healthcare reform efforts that could affect our operations.

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

The Federal Trade Commission, or the FTC and many state attorney generals are interpreting existing federal and state consumer protection laws to impose evolving standards for the collection, use, dissemination and security of health-related and other personal information. Privacy laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. Violating individuals’ privacy rights, publishing false or misleading information about security practices, or failing to take appropriate steps to keep individuals’ personal information secure may constitute unfair or deceptive acts or practices in violation of Section 5 of the FTC Act. Additionally, the FTC recently published an advance notice of proposed rule making on “commercial surveillance” and data security, and is seeking comment on whether it should implement new trade regulation rules or other regulatory alternatives concerning the ways in which companies (2) collect, aggregate, protect, use, analyze, and retain consumer data, as well as (2) transfer, share, sell, or otherwise monetize that data in ways that are unfair or deceptive. Federal regulators, state attorneys general and plaintiffs’ attorneys have been and will likely continue to be active in this space, and if we do not comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions. Further, the California Consumer Privacy Act of 2018, or the CCPA, went into effect in January 2020, which creates individual data privacy rights for consumers and operational requirements for companies, including placing increased privacy and security obligations on entities handling certain personal information of consumers or households. These requirements could increase our compliance costs and potential liability. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. While there is currently an exception for protected health information maintained by a business associate or covered entity as well as an exception for clinical trial data, as currently written, the CCPA may impact certain of our business activities. Further, the California Privacy Rights Act, or CPRA, recently passed in California and modifies the CCPA. The CCPA (as modified by the CPRA) imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have been adopted in other states or proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. For example, on March 2, 2021, the Nevada Privacy of Information Collected on the Internet from Consumers Act went into effect on October 1, 2021, the Virginia Consumer Data Protection Act went into effect on January 1, 2023, the Colorado Privacy Act goes into effect on July 1, 2023, the Connecticut Data Privacy Act goes into effect July 1, 2023, and the Utah Consumer Privacy Act goes into effect December 31, 2023. In the event that we are subject to or affected by HIPAA, the CCPA and CPRA, or other privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In addition, the European Union General Data Protection Regulation, or EU GDPR, went into effect on May 2018 and imposes strict requirements for processing the personal data (i.e., data which identifies an individual or from which an individual is identifiable) of individuals within the EEA and grants individuals various data protection rights (e.g., the right to erasure of personal data).

Companies that must comply with the EU GDPR face increased compliance obligations including inter alia: (i) accountability and transparency requirements, and enhanced requirements for obtaining valid consent; (ii) obligations to consider data protection as any new products or services are developed, including to limit the amount of personal data processed; (iii) obligations to implement appropriate technical and organizational measures to safeguard personal data and to report certain personal data breaches to the relevant supervisory authority without undue delay (and, in any event, no later than 72 hours, where feasible); and (iv) additional more onerous requirements around the processing of special categories of personal data (including health data and genetic data).

The EU GDPR also prohibits transfers of personal data subject to the EU GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, unless specific safeguards are implemented. Historically of the primary safeguards allowing U.S. companies to import personal data from the EEA was certification to the EU-U.S. Privacy Shield framework. However, the Court of Justice of the European Union, or the CJEU, issued a decision in July 2020 invalidating the EU-U.S. Privacy Shield framework as a data transfer mechanism (Schrems II) and imposing further restrictions on the use of standard contractual clauses, or SCCs, including a requirement for companies to carry out a transfer privacy impact assessment, which, among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under the SCCs will need to be implemented to ensure an “essentially equivalent” level of data protection to that afforded in the EU. Subsequently, the European Commission published new EU SCCs in June 2022 to account for the decision in Schrems II and which place onerous obligations on the contracting parties. At present, there are few, if any, viable alternatives to the SCCs. However, on October 7, 2022, the U.S. President introduced an Executive Order to facilitate a new U.S.-EU Data Privacy Framework which will act as a successor to the invalidated Privacy Shield. On December 13, 2022, the European Commission also published its draft adequacy decision to reflect its view that the new executive order and U.S.-EU Data Privacy Framework, is able to meet the concerns raised in Schrems II. If the draft adequacy decision is approved and implemented, the agreement will facilitate the transatlantic flow of personal data and provide additional safeguards to data transfer mechanisms (including EU SCCs and Binding Corporate Rules) for companies transferring personal data from the EU to the U.S. However, before parties rely on the new framework, there are still legislative and regulatory steps that must be undertaken both in the U.S. and in the EU.

Companies subject to the EU GDPR may be subject to robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global turnover of the noncompliant company, whichever is greater. In addition, the EU GDPR confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR.

Further, from January 1, 2021, companies may have to comply with the EU GDPR and also the United Kingdom GDPR, or the UK GDPR, which, together with the amended United Kingdom Data Protection Act 2018, retains the EU GDPR in United Kingdom national law. The UK GDPR mirrors the fines under the EU GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of annual global turnover. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU Member States to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision, and remains under review by the Commission during this period. These changes may lead to additional costs and increase our overall risk exposure. It should also be noted that the UK Government published its own form of SCCs, known as the International Data Transfer Agreement and International Data Transfer Addendum to the new EU SCCs. The UK Information Commissioner’s Office has also published its version of the transfer impact assessment and revised guidance on international transfers, although entities may choose to adopt either the EU or UK style transfer impact assessment. In terms of international data transfers between the UK and U.S., it is understood that the UK and the U.S. are negotiating an adequacy agreement to be known as a “Data Bridge”.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and clinical and scientific personnel. We are highly dependent upon members of our senior management, including Lara Sullivan, M.D., our President and Chief Executive Officer, Pamela Connealy, our Chief Financial Officer and Chief Operating Officer, and Jay Feingold M.D., Ph.D., our Chief Medical Officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, the initiation and completion of our planned clinical trials or the commercialization of product candidates or any future product candidates.

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

As of March 22, 2023, we had 75 full-time employees. As our development and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We or the third parties upon whom we depend on may be adversely affected by earthquakes, wildfires or other natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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
•
potential liability under the Foreign Corrupt Practices Act, or FCPA, or comparable foreign regulations;
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

In December 2019, the coronavirus disease, COVID-19, was identified in Wuhan, China. Since then, COVID-19 has spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a national emergency with respect to COVID-19. In response to the COVID-19 pandemic, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States, including in the locations of our offices and those of key vendors and partners. As a result of the COVID-19 pandemic, or similar pandemics, and related “shelter in place” orders and other public health guidance measures, we may in the future experience disruptions that could materially and adversely impact our preclinical studies and development, any clinical trials we subsequently commence, and our business, financial condition, and results of operations. Potential disruptions to our preclinical development efforts include, but are not limited to:

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

Potential disruptions of clinical activities as a result of COVID-19 or similar pandemics including, but are not limited to:

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the Securities and Exchange Commission, or the SEC, and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

We are a party to license agreements with Pfizer Inc., or Pfizer, Biosion USA, Inc., or Biosion, and the University of Chicago, pursuant to which we in-license patents and technology for certain of our product candidates, and we are also party to a collaboration agreement with Alloy Therapeutics, Inc., or Alloy, and Voxall Therapeutics, LLC, or Voxall, pursuant to which we may license patents and technology for future product candidates. Our current license agreements and our collaboration agreement impose, and any future license agreements or collaboration agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement and/or other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, while we cannot currently determine the amount of the royalty obligations we would be required to pay on sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

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

We entered into a three-year collaboration with Alloy to finance and operate Voxall, a joint venture company formed in collaboration with Alloy to leverage our site-specific target catalog and Alloy’s ATX-Gx platform and antibody discovery services. We additionally may seek other third-party collaborators for the research, development and commercialization of our current or future product candidates. The collaboration with Alloy and Voxall and any other collaboration agreements we enter into will likely limit our control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration in which we have entered or may enter.

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

We rely on third parties to manufacture our product candidates. Any failure by a third party manufacturer to produce acceptable raw materials or product candidates for us or to obtain authorization from the FDA or comparable foreign regulatory authorities relating thereto may delay or impair our ability to initiate or complete our clinical trials, obtain regulatory licensure or approvals or commercialize approved products.

We rely on third-party contract manufacturers to manufacture our preclinical trial product supplies and clinical product supplies, and if we receive authorization to market our product candidates, for commercial supplies. We do not own or operate manufacturing facilities for producing such supplies. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements and could take a significant amount of time to complete.

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

We expect to continue to rely on third party manufacturers if we receive regulatory licensure for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements and comply with cGMP or similar foreign requirements could adversely affect our business in a number of ways, including:

•
an inability to initiate or continue clinical trials of product candidates under development;
•
delay in submitting regulatory applications, or receiving regulatory licenses, for product candidates;
•
loss of the cooperation of an existing or future collaborators;
•
subjecting third party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
•
requirements to cease distribution or to recall batches of our product candidates; and
•
the inability to commercialize a product candidate, and an inability to meet commercial demands for such products.

We may be unable to establish agreements with third party contract manufacturing organizations, or CMO, or to do so on acceptable terms. Even if we are able to establish agreements with CMOs, reliance on them entails additional risks, including:

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

A portion of our manufacturing of our product candidates takes place in China, through third-party manufacturers. A significant disruption in the operation of those manufacturers could materially adversely affect our business, financial condition and results of operations.

We currently contract manufacturing operations to third parties, and large quantities of our product candidates are manufactured by these third parties outside the U.S., including in China. Any disruption in production or inability of our manufacturers to produce adequate quantities to meet our needs could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. Furthermore, since certain of these manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions in China. For example, a trade war could lead to tariffs on the chemical intermediates we use that are manufactured in China. Any of these matters could materially and adversely affect our business and results of operations. Any recall of the manufacturing lots or similar action regarding our product candidates used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings.

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

We will rely on third-party CROs, to conduct clinical trials for our biological product candidates. We currently do not plan to conduct any clinical trials independently. Agreements with these CROs might terminate for a variety of reasons, including for their failure to perform. Entry into alternative arrangements, if necessary, could significantly delay our product development activities.

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

We rely upon a combination of patents, proprietary know-how, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates and discovery programs. Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our current and any future product candidates. We seek to protect our proprietary position by, among other methods, licensing and filing patent applications in the United States and abroad related to our current and future product candidates and discovery programs. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

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

Our commercial success depends, in part, upon our ability and the ability of others with whom we may collaborate to develop, manufacture, market and sell our current and any future product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any future product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize our current and any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Other companies and research institutions have filed, and may file in the future, patent applications related to antibodies or antibody-drug conjugates and their therapeutic use. Some of these patent applications have already been allowed or issued, and others may issue in the future. While we may decide to initiate proceedings to challenge the validity of these or other patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our product candidates. Regardless of when filed, we may fail to identify relevant third-party patents or patent applications, or we may incorrectly conclude that a third-party patent is invalid or not infringed by our product candidates or activities. If a patent holder believes our product candidate infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant drug revenue and against whom our own patent portfolio may thus have no deterrent effect. If a patent infringement suit were threatened or brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the therapeutic or product candidate that is the subject of the actual or threatened suit.

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

Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. If we breach our University of Chicago, Pfizer, or Biosion license agreements or any of the other agreements under which we acquired, or will acquire, intellectual property rights covering our product candidates, we could lose the ability to continue the development and commercialization of the related product candidates(s).

The licensing of intellectual property is of critical importance to our business and to our current and future product candidates, and we expect to enter into additional such agreements in the future.

In particular, the rights to the intellectual property covering PYX-201 are in-licensed from Pfizer and the rights to the intellectual property covering our product candidate PYX-106 are in-licensed from Biosion. We may acquire the rights to the intellectual property covering future product candidates from other third-party licensors.

If we fail to meet our obligations under any of our in-license agreements, including the Pfizer License Agreement (as amended and restated by the A&R License Agreement), or the Biosion License Agreement, then the licensor may terminate the license agreement. If one of our material in-license agreements is terminated, we will lose the right to continue to develop and commercialize the product candidate(s) covered by such in-license agreement. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under our in-license agreements, we may not be able to do so in a timely manner, at an acceptable cost or at all.

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
•
if any of our product candidates receive regulatory licensure, the terms of such licensure and market acceptance and demand for such product candidates;
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

Our stock price is highly volatile. As a result of this volatility, investors may not be able to sell their common stock at or above the price they purchased their common stock. The market price for our common stock may be influenced by many factors, including the other risks described in this section of the Annual Report on Form 10-K titled “Risk Factors” and the following:

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

As of March 22, 2023, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially own approximately 56.2% of our outstanding common stock. As a result, these stockholders, if acting together, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700 million as of the prior June 30th and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

An emerging growth company may take advantage of specified reduced reporting requirements and other burdens that are otherwise applicable generally to public companies. These provisions include:

•
being permitted to present only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations in this Annual Report on Form 10-K;
•
not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
•
an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotations;
•
reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and
•
exemptions from the requirement to hold a nonbinding advisory vote on executive compensation and to obtain stockholder approval of any golden parachute payments not previously approved.

We have elected to take advantage of certain reduced disclosure obligations and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our investors may be different from the information you might receive from other public reporting companies that are not emerging growth companies in which you hold equity interests. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected not to avail itself of this extended transition period, and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

As a public company, and particularly after we are no longer an emerging growth company or a smaller reporting company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors or our board committees or as executive officers. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

In addition, as a public company, we will incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company or a smaller reporting company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

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

Our ability to use net operating loss carryforwards and other tax attributes may be subject to limitations.

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, subject to certain limitations (including the limitations described below) until such unused losses expire (if at all). As of December 31, 2022, our federal and state net operating losses, or NOL, in the United States were $10.1 million ($48.0 million before tax) and $3.0 million ($48.1 million before tax) respectively. The federal net operating loss carryforwards in the United States can be carried forward indefinitely but may be subject to annual usage limitations to the extent certain substantial changes our ownership occur. The state net operating loss carryforwards begin expiring in 2039. In addition, as of December 31, 2022, we had $2.5 million and $1.2 million of federal and state credit carryovers which begin to expire in 2039. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located at 150 Cambridgepark Drive, Cambridge, MA 02140, where we lease approximately 8,955 rentable square feet of office and laboratory space under a lease that terminates on March 31, 2023. On September 29, 2021, we entered into a new lease agreement for approximately 31,659 square feet of an office and laboratory space at 321 Harrison Avenue, Boston, MA 02118. The lease will end on December 31, 2032, with an additional five-year option to extend the lease beyond December 31, 2032. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is trading on The Nasdaq Global Select Market under the symbol “PYXS”.

Holders of Our Common Stock

Broadridge Corporate Issuer Solutions, Inc is our transfer agent and registrar for our common stock. As of the close of business on March 21, 2023, there were approximately 34 holders of record of shares of our common stock. These numbers were derived from our stockholder records and do not include beneficial owners of our common stock whose shares are held in “street” name with various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Recent Sales of Unregistered Equity Securities

On March 16, 2023, or the Effective Date, we entered into the first amendment, or Amendment No. 1, to the Amended and Restated License Agreement, or the A&R License Agreement, dated October 14, 2022 between Pfizer Inc. or Pfizer, and the Company, which amends and restates certain terms of the A&R License Agreement. The A&R License Agreement amends and restates the previously executed license agreement dated December 8, 2020, effective as of March 12, 2021 between Pfizer and the Company, as amended to date. Pursuant to Amendment No. 1, we agreed to issue such number of shares of common stock equivalent to $5.0 million at a per share price equal to the closing price of our common stock on the business day when the closing price of our common stock on the Nasdaq Global Select Market is at or above $2.46 per share on any day from the Effective Date to a date that is within 180 days following October 6, 2022, or the A&R Effective Date. If, within 180 days following the A&R Effective Date, the share price for our common stock has not closed at or above $2.46 per share, then we agreed to issue such number of shares of common stock 180 days following the effective date, or the Issuance Date, equivalent to $5.0 million at a per share price equal to the closing price of our common stock on the business day prior to the Issuance Date, such that Pfizer’s ownership interest in us shall not exceed nineteen and a half percent (19.5%) with any difference in value between the value of shares and $5.0 million being payable in cash.

On March 17, 2023, the closing price of our common stock on the Nasdaq Global Select Market was $2.76 per share. In accordance with the terms of Amendment No. 1, we issued 1,811,594 shares of our common stock to Pfizer, which is an amount equivalent to $5.0 million.

The shares of common stock issued pursuant to Amendment No. 1 are not registered under the Securities Act of 1933, as amended, or the Securities Act, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

A copy of Amendment No. 1 is filed as Exhibit 10.24 to this Annual Report on Form 10-K. The foregoing description of the terms of Amendment No. 1 is qualified in its entirety by reference to the full text of Amendment No. 1.

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

Securities authorized for issuance under equity incentive plans

The following table summarizes information about our equity incentive plans as of December 31, 2022. All outstanding awards relate to our common stock.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders:
2021 Equity Incentive Plan(1)(3)	5,117,872	$14.28	360,924
2019 Equity Incentive Plan(1)	2,745,402	$6.22	657,484
2021 Employee Stock Purchase Plan(4)	—	$—	752,524
Restricted Common Stock pursuant to Separate Agreements(5)	151,286	$0.01	—
Equity compensation plans not approved by security holders:
2022 Inducement Plan(1)(2)	721,242	$1.95	678,758
Total	8,735,802	$9.43	2,449,690

(1) Restricted Stock Units issued under the 2022 Inducement Plan, 2021 Equity Incentive Plan and 2019 Equity Incentive Plan, which do not have an exercise price, are excluded in the calculation of weighted-average exercise price.

(2) On July 1, 2022, the Company’s board of directors approved the 2022 Equity Inducement Plan (the “2022 Plan”), which became effective on that date.

(3) The number of shares of common stock reserved for issuance under the 2021 Equity Incentive Plan will automatically increase annually on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2021, and continuing until (and including) the fiscal year ending December 31, 2031 by the lesser of (i) 5% of the total number of shares of common stock outstanding on December 31st of the immediately preceding fiscal year and (ii) the number of shares as may be determined by our board of directors. As a result of the evergreen provision of the 2021 Plan, the Company added an additional 1,639,643 shares of common stock to the 2021 Plan as of January 1, 2022.

(4) On September 27, 2021, our board of directors and stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on the date immediately preceding the date on which our registration statement declared effective by the SEC. The 2021 ESPP initially reserved and authorized the issuance of up to a total of 424,595 shares of common stock to participating employees. The number of shares of common stock reserved for issuance under the ESPP will automatically increase annually on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022, and continuing until (and including) the fiscal year ending December 31, 2031 by the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31st of the immediately preceding fiscal year and (ii) the number of shares as may be determined by the board of directors. As a result of the evergreen provision of the 2021 ESPP, the Company added an additional 327,929 shares of common stock to the 2021 ESPP as of January 1, 2022.

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

Not applicable.

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

We are a clinical-stage oncology company focused on developing a multi-modality portfolio of next-generation therapeutics to target difficult-to-treat cancers and improve quality of life for patients. We develop our product candidates with the objective to directly kill tumor cells, and to address the underlying pathologies created by cancer that enable its uncontrollable proliferation and immune evasion. We consider multi-modality as a variety of technologies, either stand-alone or in combination with others, to build effective cancer therapeutics for patients. Since our launch in 2019, we have developed a broad portfolio that includes novel antibody drug conjugate, or ADC, product candidates, immuno-oncology, or IO, product candidates, and monoclonal antibody, or mAb, preclinical discovery programs that we are developing as monotherapies and in combination with other therapies.

We have assembled a team with deep experience and proficiency in oncology research and development and plan to leverage our team’s decades of experience in drug development to bring a variety of innovative therapies through the clinic. The collective experience across our team spans the spectrum of both pharmaceuticals and biotechnology.

Our portfolio consists of both ADC and IO product candidates. Our pipeline is balanced across programs with an emphasis on solid tumors. We in-licensed two ADC programs in March 2021 from Pfizer and one IO program from Biosion USA, Inc. in March 2022. We have additional preclinical mAb discovery programs derived from work at the laboratory of Dr. Thomas Gajewski. We retain full worldwide development and commercialization rights to all our product candidates, with the exception of PYX-106 in Greater China (mainland China, Hong Kong, Macau and Taiwan). In December 2022, we announced clearance of our investigation new drug applications, or IND, by the U.S. Food and Drug Administration, or FDA, for PYX-201 and PYX-106. We are enthusiastic to have transitioned to a clinical stage oncology company and look forward to leveraging our team’s experience to execute our clinical trials with the aim of providing patients with safer and more efficacious treatment options.

The following is our current clinical development pipeline:

PYX-201

Our lead ADC product candidate is PYX-201, an investigational, novel ADC consisting of an Immunoglobulin G1, or IgG1, anti-fibronectin Extradomain-B, or EDB, mAb site-specifically conjugated to an auristatin derivative via a cathepsin B-cleavable linker. Fibronectin is a glycoprotein found in the extracellular matrix. Fibronectin EDB regulates blood vessel morphogenesis, which provides the tumor access to nutrition and oxygen, a means to remove waste, and a pathway for metastasizing cells. EDB is overexpressed in many malignancies and is minimally expressed in most normal adult tissues, making it a potentially attractive means to target tumors while sparing healthy cells. In preclinical models of patient-derived xenograft, or PDX models, we observed tumor regression with single agent PYX-201. In addition, we observed that the treatment of preclinical syngeneic tumor models with PYX-201 resulted in enhanced T-cell infiltration into the TME, which is a hallmark of immunogenic cell death, or ICD, enabling synergistic activity in combination with a checkpoint inhibitor.

In December 2022, we announced clearance of our IND by the FDA for PYX-201 to initiate a Phase 1 clinical trial. During the first quarter of 2023, we announced dosing of the first subject in a Phase 1 trial of PYX-201, referred to as PYX-201-101. PYX-201-101 is an open-label, multicenter, dose-escalation trial designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary efficacy of PYX-201 and identify recommended doses for further study. Patients with relapsed or refractory solid tumors, including non-small cell lung cancer, or NSCLC, hormone receptor positive breast cancer, ovarian cancer, thyroid cancer, pancreatic ductal adenocarcinoma, or PDAC, soft tissue sarcoma, or STS, hepatocellular carcinoma, or HCC, and kidney cancer are eligible to enroll. We anticipate reporting preliminary data from this Phase 1 clinical trial, including biomarker results and early signs of potential clinical activity, in early 2024.

PYX-106

Our lead IO product candidate is PYX-106, an investigational, fully human IgG1 isotype Siglec-15-targeting antibody designed to block Siglec-15 mediated suppression of T-cell proliferation and function. We plan to initially develop this asset for the treatment of solid tumors. We licensed worldwide rights, other than in Greater China (mainland China, Hong Kong, Macau and Taiwan), to PYX-106 from Biosion USA, Inc.

In December 2022, we announced clearance of our IND by the FDA for PYX-106 to initiate a Phase 1 clinical trial. During the first quarter of 2023, we began activating clinical trial sites and are currently screening patients for enrollment in the Phase 1 trial, referred to as PYX-106-101. PYX-106-101 is a first-in-human, Phase 1, multicenter, open-label dose escalation trial designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and preliminary efficacy of PYX-106 in patients with relapsed or refractory solid tumors. This Phase 1 dose escalation trial includes patients who have developed solid tumors and disease progression through standard therapy and patients for whom standard of care therapy that prolongs survival is unavailable or unsuitable. This trial will enroll patients with solid tumors including non-small cell lung cancer without driver mutations/translocations, breast cancer, endometrial cancer, thyroid cancer, kidney cancer, cholangiocarcinoma, bladder cancer, colorectal cancer, and head and neck squamous cell carcinoma, or HNSCC. We anticipate dosing patients in early second quarter of 2023. We anticipate reporting preliminary data from this Phase 1 clinical trial, including biomarker results and early signs of potential clinical activity, in late 2023.

Paused / terminated programs

In August 2022, we paused preclinical development of our anti-CD123 ADC, PYX-203, and anti-KLRG1 IO program, PYX-102. Although these programs remain important to our diversified portfolio of therapeutic candidates, pausing preclinical development efforts currently will allow us to increase the resources available to advance clinical development of PYX-201 and PYX-106. Further, we elected to pause the continued development of our anti-DLK1 ADC, PYX-202, based upon review and analysis of data from preclinical toxicity studies, and the anticipated clinical use and commercial prospects of PYX-202 if approved.

Discovery

In addition to the programs identified above, we are conducting research and development activities on various targets, leveraging our expertise in monoclonal antibodies, ADC conjugation, linker and payload selection, and understanding of immuno-oncology.

Since our inception, we have focused substantially all of our resources on conducting research and development activities, undertaking preclinical studies and clinical trials, organizing and staffing our company, business planning, raising capital, establishing and maintaining our intellectual property portfolio and identifying potential product candidates. We do not have any products approved for sale and have not generated any revenue from product sales or from any other sources. We have incurred significant operating losses since our inception. We reported net losses of $120.7 million and $76.0 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $212.4 million, net equity of $160.8 million, and cash and cash equivalents of $179.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses and capital expenditures will increase substantially in connection with our ongoing activities. Our operations to date have been financed primarily through sales of convertible preferred stock and sale of equity securities and additional funding may be necessary to fund future clinical and preclinical activities.

Licensing and Collaboration Agreements

License Agreement with Pfizer Inc.

In December 2020, we entered into a license agreement, as amended, or the Pfizer License Agreement, with Pfizer Inc., or Pfizer, for worldwide development and commercialization rights to antibody drug conjugate product candidates directed to certain licensed targets, including PYX-201 and PYX-203, and products containing the ADC product candidates. Our rights are exclusive with respect to certain patents owned or controlled by Pfizer covering the licensed ADCs. Pfizer has also granted us a non-exclusive license to use Pfizer’s ADC technology, or FACT, platform. The initial licensed targets include CD123 and extra domain B (EDB of fibronectin) and we have the option to expand the scope of its license to add additional licensed targets that have not been licensed to a third party or are not the subject of a Pfizer ADC development program. The Pfizer License Agreement became effective in March 2021 and we paid a combined $25.0 million for the license fee, consisting of an upfront cash payment of $5.0 million and issued 12,152,145 shares of Series B convertible preferred stock, which was converted into 1,911,015 shares of its common stock upon the initial public offering in October 2021, with a value of $20.0 million to Pfizer.

On October 6, 2022, we entered into an amended and restated license agreement, or the A&R License Agreement, with Pfizer, which amends and restates the Pfizer License Agreement. Pursuant to the A&R License Agreement, Pfizer granted us exclusive worldwide rights under Pfizer’s FACT Platform technology to develop and commercialize ADC product candidates directed to certain licensed targets, including PYX-201 and PYX-203, and products containing the ADC product candidates. Additional ADC targets may be licensed for a nominal upfront payment and milestones. Further, we granted the right of first negotiation to Pfizer, on an exclusive basis, to purchase or to develop, manufacture and commercialize licensed ADCs and licensed products in one or more countries directed to EDB and CD123. In accordance with the terms of the A&R License Agreement, we agreed to pay $8.0 million to Pfizer (which was paid in January 2023) and issued 2,229,654 shares of our common stock. Additionally, we will issue such number of shares of common stock 180 days following the effective date, or the Issuance Date, equivalent to $5.0 million at a per share price equal to the closing price of our common stock on the business day prior to the Issuance Date, such that Pfizer’s ownership interest in us shall not exceed nineteen and a half percent (19.5%) with any difference in value between the value of shares and $5.0 million being payable in cash.

We are also obligated to pay future contingent payments including development, regulatory and commercial milestones up to an aggregate of $665 million for the first four licensed ADCs. In addition, we are required to pay future contingent payments including development, regulatory and commercial milestones for ADCs to each additional licensed target beyond the first four licensed ADCs developed and commercialized via the FACT Platform. Additionally, if ADC licensed products are launched, we will pay Pfizer tiered royalties on net sales of licensed products in varying royalty rates ranging from low single digits to mid-teens. Our royalty obligations apply on a licensed product-by-licensed product and country-by-country basis from first commercial sale until the latest to occur of: (1) 12 years from first commercial sale; (2) the expiration of all regulatory or data exclusivity; and (3) the expiration of the last valid claim of a licensed patent covering the licensed product in a country. We are also obligated to pay Pfizer a percentage of certain sublicensing revenue ranging from twenty percent to low-double digits based on the stage of development of the licensed product at the time of entering into the applicable sublicense.

License Agreement with the University of Chicago

In April 2020, we entered into a license agreement, or the University License Agreement, as well as a sponsored research agreement, with the University of Chicago, or the University. Under the terms of the license, we have the exclusive global right to develop and commercialize products that are covered by a valid claim of a licensed patent, incorporate or use the licensed know-how and materials or are known to assess, modulate or utilize the activity of certain specified biological targets.

In partial consideration for the license from the University, we issued to the University 48,919 shares of our common stock in 2020. Pursuant to the University License Agreement, we are obligated to pay potential development and commercial milestones of up to an aggregate of $7.7 million as well as running royalties on net sales of licensed products at varying rates ranging from less than one percent to the low single digits, subject to a minimum annual royalty of up to $3.0 million during certain years following the first commercial sale of a licensed product. We are also obligated to pay the University a percentage of certain sublicensing revenue ranging from low- to mid-teens based on the date of entering into the applicable sublicense.

Agreements with LegoChem Biosciences, Inc.

In December 2020, we entered into a license agreement, or the LegoChem License Agreement, and an opt-in, investment and additional consideration agreement, or the Opt-In Agreement, with LegoChem Biosciences, Inc., or LegoChem. Pursuant to the LegoChem License Agreement, we obtained worldwide (other than Korea) development and commercialization rights for LCB67, an ADC product candidate targeting DLK-1, and products containing the licensed compound. We paid $9.0 million in March 2021 to LegoChem, which was recorded as research and development expenses. Additionally, we may purchase certain initial quantities of licensed products from LegoChem for an estimated cost of $7.0 million and are also obligated to make future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products at varying rates. In the third quarter of the calendar year 2022, we stopped the continued development of LCB67, based on review and analysis of data from the toxicity studies, and anticipated clinical use and commercial prospects of anti-DLK1 ADC.

In addition, as part of the Opt-in Agreement, LegoChem exercised an option to pay $8.0 million to us, in exchange for the right to receive a milestone payment, or the Extra Milestone Payment, of $9.6 million upon the earliest to occur of certain events, including the date of pricing or offer of the first public offering of its common stock or if we are the subject of a change in control transaction. Upon our IPO in October 2021, the extra milestone payment event triggered, and we paid $9.6 million in January 2022 to LegoChem. We have no further obligations under the Opt-In Agreement.

License Agreement with Biosion USA, Inc.

On March 28, 2022, we entered into a license agreement, or the Biosion License Agreement, with Biosion USA, Inc., or Biosion, pursuant to which we obtained an exclusive, worldwide (other than Greater China (mainland China, Hong Kong, Macau and Taiwan)) license for development, manufacture and commercialization rights for BSI-060T, a Siglec-15 targeting antibody, an IO product candidate (now referred to as PYX-106), and products containing the licensed compound. Under the terms of the Biosion License Agreement, each party granted to the other party a right of first offer to obtain an exclusive license in the other party’s territory (Greater China for Biosion, and the rest of the world for Pyxis) to develop, manufacture and commercialize any bi-specific or multi-specific antibody any antibody-drug conjugate controlled by a party or its affiliate that inhibits, modulates or binds to Siglec-15 as an intended mechanism of action.

Pursuant to the Biosion License Agreement, we paid an upfront fee of $10.0 million and are also obligated to pay future contingent payments including development, regulatory and commercial milestones up to an aggregate of $217.5 million in case of normal approval and $222.5 million in case of accelerated approval. Additionally, if products are launched, we will pay Biosion tiered royalties on net sales of licensed products in varying royalty rates ranging from low single digits to low teens. Our royalty obligations apply on a licensed product-by-licensed product and country-by-country basis from first commercial sale until the latest to occur of: (1) 12 years from first commercial sale; (2) the expiration of all regulatory or data exclusivity; and (3) the expiration of the last valid claim of a licensed patent covering the licensed product in a country. We are also obligated to pay Biosion a percentage of certain sublicensing revenue ranging from mid-double to low-double digits based on the stage of development of the licensed product at the time of entering into the applicable sublicense.

The Voxall Joint Venture with Alloy Therapeutics, Inc.

In March 2021, we entered into definitive transaction agreements with Alloy to finance and operate Voxall, a joint venture company formed in collaboration with Alloy to leverage Pyxis Oncology’s site-specific target catalog and Alloy’s ATX-Gx™platform and antibody discovery services. Voxall granted to both Pyxis Oncology and Alloy 50% of the voting membership units of Voxall in exchange for certain initial contributions.

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

Components of Our Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses consist of costs incurred for our research activities, including our discovery efforts, and the development of our programs. These expenses include:

•
employee-related expenses, including salaries, payroll taxes, related benefits, severance and stock-based compensation expense for employees engaged in research and development activities;
•
expenses incurred under agreements with clinical research organizations, or CROs, investigative sites that conduct our clinical trials, and other clinical trial-related vendors, and consultants;
•
the costs of acquiring, developing, and manufacturing and testing clinical and preclinical materials, including costs incurred under agreements with contract manufacturing organizations, or CMOs;
•
costs associated with preclinical activities and regulatory operations;
•
license fees and milestone payments related to the acquisition and retention of certain licensed technology and intellectual property rights; and
•
facilities, depreciation, market research, and other expenses, which include allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and laboratory supplies.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and personnel-related costs, including stock-based compensation, and severance for our personnel in executive, legal, finance and accounting, human resources and other administrative functions. General and administrative expenses also include professional fees for auditing, tax, and legal services, as well as insurance, board of director compensation, consulting, other administrative expenses and facility costs not otherwise included in research and development expenses.

Other Income (Expense)

Interest income consists primarily of interest earned on our invested cash and cash equivalent balances.

The change in fair value of derivative liability represents the increase in the fair value of the derivative liability recorded as a result of an opt-in, investment and additional consideration agreement with LegoChem.

Income Taxes

Since our inception, we have not recognized any income tax benefits for the net losses we have incurred or for the research and development tax credits earned in each year and interim period, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating losses, or NOLs, carryforwards and tax credit carryforwards will not be realized.

As of December 31, 2022, our federal and state net operating losses in the United States were $10.1 million ($48.0 million before tax) and $3.0 million ($48.1 million before tax) respectively. The federal net operating loss carryforwards in the United States can be carried forward indefinitely but may be subject to annual usage limitations to the extent certain substantial changes our ownership occur. The state net operating loss carryforwards begin expiring in 2039. In addition, as of December 31, 2022, we had $2.5 million and $1.2 million of federal and state credit carryovers which begin to expire in 2039. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Change
Operating expenses:
Research and development	$86,129	$51,054	$35,075
General and administrative	37,352	18,663	18,689
Total operating expenses:	123,481	69,717	53,764
Loss from operations	(123,481)	(69,717)	(53,764)
Other income (expense):
Interest income	2,764	23	2,741
Service fee income from related party	—	181	(181)
Change in fair value of derivative liability	—	(6,231)	6,231
Total other income (expense)	2,764	(6,027)	8,791
Loss from equity method investment in joint venture	—	(231)	231
Net loss	$(120,717)	$(75,975)	$(44,742)

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Change
Research and development program expenses	$60,967	$40,363	$20,604
Personnel-related expenses including stock-based compensation	18,975	7,836	11,139
Other research and development expenses	6,187	2,855	3,332
Total research and development expenses	$86,129	$51,054	$35,075

Research and development expenses increased by $35.1 million, from $51.0 million for the year ended December 31, 2021, to $86.1 million for the year ended December 31, 2022. The program expenses increased by $20.6 million, which was primarily due to increases in contract manufacturing costs of $13.7 million, preclinical costs of $6.2 million primarily related to toxicity studies and preclinical work towards IND filings related to PYX-201 and PYX-106, and clinical trial costs of $3.0 million, offset by a decrease in licensing fees of $2.3 million. The increases in both personnel-related expenses by $8.6 million and stock-based compensation by $2.5 million were primarily due to an increase in headcount to support our research and development activities. Other research and development expenses increased by $3.3 million which was primarily related to the increase in laboratory supplies, allocated cost for laboratory space and higher professional and consulting costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Change
Personnel-related expenses including stock-based compensation	$18,732	$8,622	$10,110
Professional and consultant fees	13,061	7,606	5,455
Facilities, insurance and other costs	5,559	2,435	3,124
Total general and administrative expenses	$37,352	$18,663	$18,689

General and administrative expenses increased by $18.7 million, from $18.7 million for the year ended December 31, 2021, to $37.4 million for the year ended December 31, 2022. Personnel-related expenses including stock-based compensation increased by $10.1 million primarily due to higher personnel-related expenses of $3.3 million and higher stock-based compensation of $6.8 million, both of which were due to an increase in headcount. Professional and consultant fees increased by $5.4 million primarily due to an overall increase in legal, professional, and consulting fees to support our growth and operations. Facilities, insurance and other costs increased by $3.1 million mainly due to an increase in rent expense by $1.6 million and directors and officers insurance expense of $1.5 million.

Other Income (Expense)

Interest income for the years ended December 31, 2022 and 2021 was $2.8 million and $23 thousand, respectively, consisting of interest earned on invested cash and cash equivalent balances. The increase during the year ended December 31, 2022 was primarily due to higher interest rates on our deposits and money market funds.

Other expense consists of change in fair value of the derivative liability of $6.2 million for the year ended December 31, 2021 as a result of the Opt-In Agreement. Service fee income from related party consists of income from services provided to the Voxall joint venture of $0.2 million for the year ended December 31, 2021.

Liquidity and Capital Resources

We had cash and cash equivalents of $179.3 million as of December 31, 2022. For the years ended December 31, 2022 and 2021, we had net losses of $120.7 million and $76.0 million, respectively. As of December 31, 2022, we had an accumulated deficit of $212.4 million.

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the clinical trials for our product candidates in development. The timing and amount of our funding requirements will depend on many factors, including:

•
the cost associated with Phase 1 clinical trials for PYX-201 and PYX-106;
•
the manufacture of product candidates for PYX-201 and PYX-106;
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
•
the costs of maintaining, expanding and protecting our intellectual property portfolio;
•
the cost and timing of regulatory licenses;
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

Shelf Registration Statement and “At-the-Market” Program

On November 1, 2022, we filed a registration statement on Form S-3 with the SEC for the issuance of common stock, preferred stock, warrants, debt securities, rights and units up to an aggregate of $250.0 million. On November 14, 2022, the registration statement was declared effective by the SEC. The registration statement includes an at-the-market, or ATM, offering program for the sale of up to $125.0 million of shares of our common stock. We have not sold any shares of our common stock or received any proceeds from the ATM offering program as of the date of this report.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(89,335)	$(35,326)
Net cash used in investing activities	(6,399)	(590)
Net cash provided by financing activities	183	304,044
Net (decrease) increase in cash, cash equivalents and restricted cash	$(95,551)	$268,128

Operating Activities

Net cash used in operating activities was $89.3 million for the year ended December 31, 2022 and consisted of our net loss of $120.7 million, partially offset by non-cash charges of $26.9 million and a net change in our operating assets and liabilities of $4.6 million. The non-cash charges primarily consisted of $9.3 million related to license fees for Pfizer FACT Platform settled and payable in common stock, stock-based compensation expenses of $15.8 million, and amortization of operating lease right-of-use assets of $1.1 million. The change in our operating assets and liabilities was primarily due an increase in operating lease liabilities of $4.3 million as a result of the operating lease for our new headquarters and an increase in prepaid expenses and other current assets of $3.4 million primarily related to prepayment of clinical and contract manufacturing costs and directors and officers insurance policy costs, offset by an increase in accrued expenses and other current liabilities of $12.0 million and a decrease in accounts payable of $8.3 million related to timing of routine vendor payments.

Net cash used in operating activities was $35.3 million for the year ended December 31, 2021 and consisted of our net loss of $76.0 million, partially offset by non-cash charges of $34.0 million and a net change in our operating assets and liabilities of $6.7 million. The non-cash charges of $34.0 million was primarily due to the $20.0 million of research and development license fees for Pfizer settled in Series B convertible preferred stock, the $6.2 million change in the fair value of derivative liability and $6.4 million in stock-based compensation. The change in our operating assets and liabilities was primarily due to an increase of $9.7 million in accounts payable and accrued expenses and other current liabilities, partially offset by changes in prepaid and other current assets and lease payments of $3.0 million, all of which were due to growth in our business, the advancement of our research programs, and the timing of vendor invoicing and payments.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2022 and 2021 was $6.4 million and $0.6 million, respectively, primarily due to purchases of property and equipment. The purchases of property and equipment consists of laboratory equipment, furniture and fixtures and leasehold improvements for our new headquarters. During the year ended December 31, 2021, we also made an investment in our joint venture, Voxall Therapeutics, LLC, for $0.1 million.

Financing Activities

Net cash provided by financing activities was $0.2 million for the year ended December 31, 2022 and consisted primarily of net proceeds from stock option exercises.

Net cash provided by financing activities was $304.0 million for the year ended December 31, 2021 and consisted primarily of net proceeds of $152.3 million from the sale of our common stock in the initial public offering and net proceeds of $151.6 million from the sale of our Series B convertible preferred stock.

Based on our existing cash balance as of December 31, 2022 of $179.3 million and our research and development and business development plans, we expect to be able to fund our operating expenses and capital expenditure requirements into the first half of the calendar year 2025. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expect.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2022, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods.

We lease an office and laboratory space in Boston, Massachusetts. The lease payments on from December 22, 2022 and will continue through December 31, 2032, and have scheduled rent increases each year of 3%. The remaining contractual fixed lease payments over the term of the lease net of tenant improvement allowance aggregate to $31.8 million.

In addition, we entered into licensing and related agreements in the normal course of business. In accordance with the agreements, we are obligated to pay, among other items, future contingent payments, royalties, and sublicensing revenue in the future, as applicable. We have not included potential future payments due under these licensing and collaboration agreements in contractual obligations because the payment obligations under the agreements are contingent upon future events.

Pursuant to the A&R License Agreement with Pfizer, we are obligated to pay future contingent payments including development, regulatory and commercial milestones up to an aggregate of $665 million for the first four licensed ADCs. In addition, we are required to pay future contingent payments including development, regulatory and commercial milestones for ADCs to each additional licensed target beyond the first four licensed ADCs developed and commercialized via the FACT Platform. Additionally, if products are launched, we will pay Pfizer tiered royalties on net sales of licensed products in varying royalty rates ranging from low single digits to mid-teens. Our royalty obligations apply on a licensed product-by-licensed product and country-by-country basis from first commercial sale until the latest to occur of: (1) 12 years from first commercial sale; (2) the expiration of all regulatory or data exclusivity; and (3) the expiration of the last valid claim of a licensed patent covering the licensed product in a country. We are also obligated to pay Pfizer a percentage of certain sublicensing revenue ranging from twenty percent to low-double digits based on the stage of development of the licensed product at the time of entering into the applicable sublicense.

Additionally, pursuant to the A&R License Agreement with Pfizer, we agreed to issue such number of shares of common stock in April 2023, equivalent to $5.0 million at a per share price equal to the closing price of our common stock on the business day prior to the date of issuance, such that Pfizer’s ownership interest in us shall not exceed nineteen and a half percent (19.5%) with any difference in value between the value of shares and $5.0 million being payable in cash.

Pursuant to the LegoChem License Agreement, we are obligated to pay up to an aggregate of $284.5 million to LegoChem if certain development, regulatory and sales milestones are achieved, as well as tiered royalties on net sales of licensed products ranging from mid-single digit to high single digit royalty rates. As part of our pipeline reprioritization, we have elected to stop the continued development of the PYX-202, which was licensed from LegoChem.

Pursuant to the University License Agreement with the University of Chicago, or the University, we are obligated to pay potential development and commercial milestones of up to an aggregate of $7.7 million as well as running royalties on net sales of licensed products at varying rates ranging from less than one percent to the low single digits, subject to a minimum annual royalty ranging up to $3.0 million during certain years following the first commercial sale of a licensed product. We are also obligated to pay the University a percentage of certain sublicensing revenue ranging from low- to mid-teens based on the date of entering into the applicable sublicense.

Pursuant to the Biosion License Agreement, we are obligated to pay future contingent payments including development, regulatory and commercial milestones up to an aggregate of $217.5 million in case of normal approval and $222.5 million in case of accelerated approval. Additionally, if products are launched, we will pay Biosion tiered royalties on net sales of licensed products in varying royalty rates ranging from low single digits to low teens. Our royalty obligations apply on a licensed product-by-licensed product and country-by-country basis from first commercial sale until the latest to occur of: (1) 12 years from first commercial sale; (2) the expiration of all regulatory or data exclusivity; and (3) the expiration of the last valid claim of a licensed patent covering the licensed product in a country. We are also obligated to pay Biosion a percentage of certain sublicensing revenue ranging from mid-double to low-double digits based on the stage of development of the licensed product at the time of entering into the applicable sublicense.

We also enter into contracts in the normal course of business with CMOs, CROs, and other third parties for preclinical work and clinical development related work. These contracts do not contain minimum purchase commitments and are cancelable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation. These payments are not included in the contractual obligations above as the amount and timing of such payments are not known.

Off-Balance Sheet Arrangements

We did not have during the years presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

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

Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. At each period end, we corroborate the accuracy of these estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include those related to fees paid to:

•
CROs in connection with performing research and development services on our behalf;
•
CMOs in connection with manufacturing of drug substance and drug products to be used in clinical trials on our behalf;
•
other providers in connection with clinical trials;
•
vendors in connection with non-clinical development activities; and
•
vendors related to product manufacturing, development and distribution of clinical supplies.

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

Stock-Based Compensation

We maintain equity incentive plans as a long-term incentive for employees, consultants, and directors. We account for all stock-based awards granted to employees and non-employees based on their fair value on the date of the grant and recognize compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The grant date fair value of the stock-based awards with graded vesting is recognized on a straight-line basis over the requisite service period. We recognize forfeitures related to stock-based compensation awards as they occur and reverse any previously recognized compensation cost associated with forfeited awards in the period the forfeiture occurs.

We value stock options with service conditions using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model uses various inputs and we make certain assumptions regarding the fair value of our common stock, the expected volatility of our common stock, the expected term of stock options, the risk-free interest rate for a period that approximates the expected term of our common stock options and our expected dividend yield. The following summarizes the inputs used and assumptions made:

Expected Volatility—We lack company-specific historical and implied volatility information. Therefore, we estimate the expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expect to continue to do so until we have adequate historical data regarding the volatility of our traded stock price.

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

Following our IPO, we determined the fair value of our common stock based on the quoted market price of our common stock on the Nasdaq Global Select Market.

Recent Accounting Pronouncements

For information with respect to recently issued accounting standards and the impact of these standards on our consolidated financial statements, refer to “Note 2 — Summary of Significant Accounting Policies” in our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Jumpstart Our Business Startups Act

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards. We are an “emerging growth company,” as defined in the JOBS Act. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period, and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

None.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022, at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States GAAP. Our internal control over financial reporting includes those policies and procedures that:

•
pertain to the maintenance of records that, in reasonable detail, accurately, and fairly reflect our transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in its 2013 Internal Control - Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

On March 16, 2023, or the Effective Date, we entered into the first amendment, or Amendment No. 1, to the Amended and Restated License Agreement, or the A&R License Agreement, dated October 14, 2022 between Pfizer Inc. or Pfizer, and the Company, which amends and restates certain terms of the A&R License Agreement. The A&R License Agreement amends and restates the previously executed license agreement dated December 8, 2020, effective as of March 12, 2021 between Pfizer and the Company, as amended to date. Pursuant to Amendment No. 1, we agreed to issue such number of shares of common stock equivalent to $5.0 million at a per share price equal to the closing price of our common stock on the business day when the closing price of our common stock on the Nasdaq Global Select Market is at or above $2.46 per share on any day from the Effective Date to a date that is within 180 days following October 6, 2022, or the A&R Effective Date. If, within 180 days following the A&R Effective Date, the share price for our common stock has not closed at or above $2.46 per share, then we agreed to issue such number of shares of common stock 180 days following the effective date, or the Issuance Date, equivalent to $5.0 million at a per share price equal to the closing price of our common stock on the business day prior to the Issuance Date, such that Pfizer’s ownership interest in us shall not exceed nineteen and a half percent (19.5%) with any difference in value between the value of shares and $5.0 million being payable in cash.

On March 17, 2023, the closing price of our common stock on the Nasdaq Global Select Market was $2.76 per share. In accordance with the terms of Amendment No. 1, we issued 1,811,594 shares of our common stock to Pfizer, which is an amount equivalent to $5.0 million.

The shares of common stock issued pursuant to Amendment No. 1 are not registered under the Securities Act of 1933, as amended, or the Securities Act, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC, with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC, with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC, with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC, with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC, with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein and report of independent registered public accounting firm (PCAOB ID: 42), see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(3)
Exhibits:

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Pyxis Oncology, Inc.	10-Q	001-40881	3.1	November 15, 2021
3.2	Amended and Restated Bylaws of Pyxis Oncology, Inc.	10-Q	001-40881	3.1	November 15, 2021
4.1	Description of registrant’s securities	10-K	001-40881	4.1	March 22, 2023
10.1	Amended and Restated Investor Rights Agreement, dated March 5, 2021	S-1/A	333-259627	10.1	October 1, 2021
10.2+	Form of Indemnification Agreement	S-1/A	333-259627	10.2	October 4, 2021
10.3+	Employment Agreement between Pyxis Oncology, Inc. and Lara Sullivan, M.D.	S-1/A	333-259627	10.3	October 4, 2021
10.4+	Pyxis Oncology, Inc. 2019 Equity Incentive Plan	S-8	333-260441	4.3	October 22, 2021
10.5+	Pyxis Oncology, Inc. 2021 Equity Incentive Plan	S-8	333-260441	4.4	October 22, 2021
10.6+	Pyxis Oncology, Inc. Employee Stock Purchase Plan	S-8	333-260441	4.5	October 22, 2021
10.7†	License Agreement by and between Pyxis Oncology, Inc. and Pfizer Inc., dated December 8, 2020	S-1	333-259627	10.7	September 17, 2021
10.8†	Amendment No. 1 to License Agreement by and between Pyxis Oncology, Inc. and Pfizer Inc., dated March 22, 2021	S-1	333-259627	10.8	September 17, 2021
10.9†	Exclusive License Agreement between the University of Chicago and Pyxis Oncology for Cancer Immunotherapy Technology, dated April 16, 2020	S-1	333-259627	10.9	September 17, 2021
10.10†	License Agreement between Pyxis Oncology, Inc. and LegoChem Biosciences Inc., dated December 1, 2020	S-1	333-259627	10.10	September 17, 2021
10.11†	First Amendment to License Agreement between Pyxis Oncology, Inc. and LegoChem Biosciences Inc., dated February 25, 2021	S-1	333-259627	10.11	September 17, 2021
10.12†	Opt-In, Investment and Additional Consideration Agreement between Pyxis Oncology, Inc. and LegoChem Biosciences, Inc., dated December 1, 2020	S-1	333-259627	10.12	September 17, 2021
10.13	Amendment to Opt-In, Investment and Additional Consideration Agreement between Pyxis Oncology, Inc. and LegoChem Biosciences, Inc., dated August 2, 2021	S-1/A	333-259627	10.13	October 1, 2021
10.14†	Collaboration Agreement by and among Pyxis Oncology, Inc., Alloy Therapeutics, Inc. and Voxall Therapeutics, LLC., dated March 30, 2021	S-1/A	333-259627	10.14	October 1, 2021
10.15	Lease by and between B9 LS Harrison & Washington LLC and Pyxis Oncology, Inc., dated September 29, 2021.	S-1/A	333-259627	10.15	October 1, 2021
10.16+	Employment Agreement between Pyxis Oncology, Inc. and Pamela Connealy.	S-1/A	333-259627	10.16	October 4, 2021
10.17+	Employment Agreement between Pyxis Oncology, Inc. and Jay Feingold, M.D.	S-1/A	333-259627	10.17	October 4, 2021
10.18†	License Agreement, dated March 28, 2022 between the registrant and Biosion USA, Inc.	10-Q	001-40881	10.1	May 13, 2022
10.19†	Amended and Restated License Agreement by and between Pyxis Oncology, Inc. and Pfizer Inc., dated October 6, 2022	10-Q	001-40881	10.1	November 1, 2022
10.20†	Letter Agreement by and between Pyxis Oncology, Inc. and Pfizer Inc., dated October 14, 2022	10-Q	001-40881	10.2	November 1, 2022

10.21+	Amended Employment Agreement between Pyxis Oncology, Inc. and Lara Sullivan, M.D.	X
10.22+	Amended Employment Agreement between Pyxis Oncology, Inc. and Pamela Connealy	X
10.23+	Amended Employment Agreement between Pyxis Oncology, Inc. and Jitu Wadhane	X
10.24	Amendment No. 1 dated March 16, 2023 to Amended and Restated License Agreement by and between Pyxis Oncology, Inc. and Pfizer Inc., dated October 14, 2022	X
10.25†	Amendment No. 1 to License Agreement, dated March 28, 2022 between the registrant and Biosion USA, Inc.	X
10.26†	Amendment No. 2 to License Agreement, dated March 28, 2022 between the registrant and Biosion USA, Inc.	X
10.27†	Amendment No. 3 to License Agreement, dated March 28, 2022 between the registrant and Biosion USA, Inc.	X
21.1	List of Subsidiaries	X
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.	X
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

Pyxis Oncology, Inc.

Date: March 22, 2023	By:	/s/ Lara Sullivan
Lara Sullivan, M.D.
President and Chief Executive Officer

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

Name	Title	Date

/s/ Lara Sullivan	President, Chief Executive Officer and Director	March 22, 2023
Lara Sullivan, M.D.	(Principal Executive Officer)

/s/ Pamela Connealy	Chief Financial Officer and Chief Operating Officer	March 22, 2023
Pamela Connealy	(Principal Financial Officer)

/s/ Jitendra Wadhane	Chief Accounting Officer	March 22, 2023
Jitendra Wadhane	(Principal Accounting Officer)

/s/ John Flavin	Chairman of the Board of Directors	March 22, 2023
John Flavin

/s/ Thomas Civik	Director	March 22, 2023
Thomas Civik

/s/ Darren Cline	Director	March 22, 2023
Darren Cline

/s/ Freda Lewis-Hall, M.D.	Director	March 22, 2023
Freda Lewis-Hall, M.D.

/s/ Rachel Humphrey, M.D.	Director	March 22, 2023
Rachel Humphrey, M.D.

PYXIS ONCOLOGY, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Pyxis Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pyxis Oncology, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 22, 2023

PYXIS ONCOLOGY, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$179,293	$274,735
Restricted cash	1,472	1,472
Prepaid expenses and other current assets	5,847	2,466
Total current assets	186,612	278,673
Property and equipment, net	11,165	1,007
Operating lease right-of-use assets	13,602	232
Other assets, noncurrent	—	109
Total assets	$211,379	$280,021
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,097	$11,951
Accrued expenses and other current liabilities	24,537	6,592
Operating lease liabilities, current portion	—	165
Total current liabilities	31,634	18,708
Operating lease liabilities, net of current portion	18,921	—
Total liabilities	50,555	18,708
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 190,000,000 shares; 35,110,016 and 32,792,867 shares issued as of December 31, 2022 and 2021, respectively, and 34,958,730 and 32,222,881 shares outstanding as of December 31, 2022 and 2021, respectively	34	32
Additional paid-in capital	373,225	352,999
Accumulated deficit	(212,435)	(91,718)
Total stockholders’ equity	160,824	261,313
Total liabilities and stockholders’ equity	$211,379	$280,021

The accompanying notes are an integral part of these consolidated financial statements.

PYXIS ONCOLOGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$86,129	$51,054
General and administrative	37,352	18,663
Total operating expenses	123,481	69,717
Loss from operations	(123,481)	(69,717)
Other income (expense):
Interest income	2,764	23
Service fee income from related party	—	181
Change in fair value of derivative liability	—	(6,231)
Total other income (expense)	2,764	(6,027)
Loss from equity method investment in joint venture	—	(231)
Net loss and comprehensive loss	$(120,717)	$(75,975)
Net loss per common share - basic and diluted	$(3.65)	$(8.95)
Weighted average shares of common stock outstanding - basic and diluted	33,033,081	8,493,273

The accompanying notes are an integral part of these consolidated financial statements.

PYXIS ONCOL OGY, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2020	22,724,925	$21,942	1,289,342	$1	$97	$(15,743)	$(15,645)
Issuance of Series B convertible preferred stock to Pfizer Inc. (Refer to Note 3)	12,152,145	20,000	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of issuance costs of $419	92,660,103	152,081	—	—	—	—	—
Issuance of shares of common stock through initial public offering, net of underwriting commission and issuance costs of $15,704	—	—	10,500,000	11	152,285	—	152,296
Conversion of Series A and Series B convertible preferred stock into shares of common stock	(127,537,173)	(194,023)	20,056,145	20	194,003	—	194,023
Stock options exercised	—	—	70,396	—	170	—	170
Vesting of restricted common stock	—	—	306,998	—	3	—	3
Stock-based compensation	—	—	—	—	6,441	—	6,441
Net loss	—	—	—	—	—	(75,975)	(75,975)
Balance at December 31, 2021	—	$—	32,222,881	$32	$352,999	$(91,718)	$261,313
Issuance of common stock to Pfizer Inc. (Refer to Note 3)	—	—	2,229,654	2	4,279	—	4,281
Stock options exercised	—	—	73,841	—	183	—	183
Vesting of restricted common stock	—	—	432,354	—	—	—	—
Stock-based compensation	—	—	—	—	15,764	—	15,764
Net loss	—	—	—	—	—	(120,717)	(120,717)
Balance at December 31, 2022	—	$—	34,958,730	$34	$373,225	$(212,435)	$160,824

The accompanying notes are an integral part of these consolidated financial statements.

PYXIS ONCOLOGY, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021
Operating activities
Net loss	$(120,717)	$(75,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	709	647
Stock-based compensation	15,764	6,441
Non-cash research and development expenses	9,281	20,000
Non-cash lease expense	1,127	604
Non-cash loss from equity method investment in joint venture	—	50
Changes in fair value of derivative liability	—	6,231
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,381)	(2,444)
Accounts payable	(8,328)	4,643
Accrued expenses and other current liabilities	11,951	5,092
Operating lease liabilities	4,259	(615)
Net cash used in operating activities	(89,335)	(35,326)
Investing activities
Purchase of property and equipment	(6,399)	(540)
Investment in joint venture	—	(50)
Net cash used in investing activities	(6,399)	(590)
Financing activities
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	151,581
Proceeds from issuance of common stock in initial public offering, net of issuance costs	—	152,296
Proceeds from the exercise of stock options	183	167
Net cash provided by financing activities	183	304,044
Net (decrease) increase in cash, cash equivalents, and restricted cash	(95,551)	268,128
Cash, cash equivalents and restricted cash at beginning of year	276,316	8,188
Cash, cash equivalents and restricted cash at end of period	$180,765	$276,316
Supplemental cash flow information:
Cash received for interest	$2,166	$—
Cash paid for taxes	$17	$—
Noncash investing and financing activities:
Property and equipment in accounts payable and accrued expenses	$4,479	$11
Operating lease right-of-use asset obtained in exchange for operating lease liabilities	$14,497	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$179,293	$274,735
Restricted cash	1,472	1,581
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$180,765	$276,316

The accompanying notes are an integral part of these consolidated financial statements.

PYXIS ONCOLOGY, INC.

Notes to Consolidated Financial Statements

1. Description of Business

Nature of Business

Pyxis Oncology, Inc. (the “Company”), a Delaware corporation, was founded in June 2018 and launched its operations in July 2019. The Company is a clinical stage company focused on defeating difficult-to-treat cancers. The company is efficiently building next-generation therapeutics that hold the potential for mono and combination therapies. The Company's therapeutic candidates are designed to directly kill tumor cells and to address the underlying pathologies created by cancer that enable its uncontrollable proliferation and immune evasion. The Company's antibody-drug conjugates ("ADCs") and immuno-oncology ("IO") programs employ novel and emerging strategies to target a broad range of solid tumors resistant to current standards of care.

The Company has one operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of assessing performance and allocating resources.

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

Liquidity

As of December 31, 2022, the Company had an accumulated deficit of $212.4 million. The Company has incurred losses and negative cash flows from operations since inception, including net losses of $120.7 million and $76.0 million for the years ended December 31, 2022 and 2021, respectively.

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

The Company currently expects that its existing cash and cash equivalents of $179.3 million as of December 31, 2022 will fund its operating expenses and capital requirements at least twelve months from the date these audited consolidated financial statements are issued. Additional funding may be necessary to fund future clinical and preclinical activities.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expense, and related disclosures. The Company regularly evaluates estimates and assumptions related to assets, liabilities, stock-based compensation, operating leases, assessment of the useful lives of property and equipment, valuation of deferred tax assets and liabilities, impairment of investment in joint venture, and research and development costs. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Actual results could differ from those estimates and there may be changes to management’s estimates in future periods.

Risks and Uncertainties

The Company is subject to risks common to early-stage companies in the biopharmaceutical industry including, but not limited to, uncertainties related to commercialization of products, regulatory approvals, dependence on key suppliers for active ingredients and third-party service providers such as contract research and manufacturing organizations, protection of intellectual property rights and the ability to make milestone, royalty or other payments due under any license, collaboration or supply agreements.

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

Cash and Cash Equivalents

The Company considers all short term, highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist primarily of money market funds as of December 31, 2022 and 2021.

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

Property and Equipment, net

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful lives of the related assets as follows:

Estimated Useful Life (Years)
Laboratory equipment	3
Furniture and office equipment	3
Leasehold improvements	Shorter of remaining life of lease or useful life
Construction in process	N/A

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

Impairment of Long-Lived Assets

The Company evaluates the long-lived assets, which consist of property and equipment and operating lease right-of-use assets, for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. Management then determines whether the remaining useful life continues to be appropriate, or whether there has been an impairment of long-lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets’ recovery. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company recognized no impairment losses for the years ended December 31, 2022 and 2021.

Leases

Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are initially recognized and measured based on the present value of the future fixed lease payments over the expected lease term at the commencement date calculated using the Company’s incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable. The Company determines the lease term as the non-cancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease ROU assets also include any initial direct costs incurred and any lease payments made on or before the lease commencement date, less lease incentives received. Operating lease ROU assets are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Leases with a term of 12 months or less are not recognized on the consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease costs such as common area costs and other operating costs are expensed as incurred. The Company accounts for lease and non-lease components as a single lease component for all its facilities leases. The Company had no finance leases as of December 31, 2022 and 2021.

Investment in Joint Venture

Investment in the Company’s joint venture is accounted for using the equity method of accounting. The Company applies the equity method of accounting to investments when the Company has significant influence, but not controlling interest in the investee. Judgment regarding the level of influence over equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. Under the equity method, investments are initially recorded at cost and are adjusted for dividends, distributed and undistributed earnings and losses, and additional investments. In the event the Company’s share of a joint venture’s cumulative losses exceeds the Company’s investment balance, the balance is reported at zero value until proportionate income exceeds the losses. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable.

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

Research and Development Expenses

The Company expenses research and development costs as incurred. The Company’s research and development expenses consist primarily of license fees to acquire intellectual property which does not meet the definition of intangible assets and costs incurred in performing research and development activities, including personnel-related expenses such as salaries, stock-based compensation and benefits, facilities costs, depreciation as well as external costs from third parties who conduct research and development activities (including manufacturing) on behalf of the Company. The Company accrues expenses related to development activities performed by third parties based on an evaluation of services received and efforts expended pursuant to the terms of the contractual arrangements. Payments under some of these contracts depend on preclinical and/or clinical trial milestones. There may be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment of expenses. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts the accrual or prepaid expense accordingly.

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

The Company values its stock options with service conditions using the Black-Scholes option-pricing model. The Company uses certain assumptions to determine fair value of the stock options pursuant to the Black-Scholes option-pricing model, including the expected life of the award, volatility of the underlying shares, the risk-free interest rate, expected dividend yield and the fair value of the Company’s common stock. Since the Company lacks sufficient historical option exercise data to provide a reasonable basis upon which to estimate the expected term, the Company uses the simplified method described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”), to determine the expected life of the option grants. The Company lacks sufficient company-specific historical and implied volatility information. Therefore, the Company estimates the expected stock volatility based on the historical volatility of a publicly traded set of peer companies. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the equity award. As the Company has never paid and does not anticipate paying cash dividends on its common stock, the expected dividend yield is considered as zero.

Prior to the completion of the Company’s initial public offering ("IPO") of common stock, the fair value of the Company's common stock which is one of the key inputs in Black-Scholes option-pricing model, was determined by the board of directors with input from management and based on certain assumptions including probability weighting of events, business and market conditions, volatility, time to liquidation, a risk-free interest rate and an assumption for a discount for lack of marketability. The Company used 409A valuations to determine the fair value of the shares of common stock. The 409A valuations were performed using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. After completion of the IPO on October 8, 2021, the Company uses the fair value of its publicly traded common stock to determine grant date fair value.

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

Net Loss per Share

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

In periods in which the Company reports a net loss, all common stock equivalents are deemed anti-dilutive such that basic net loss per common share and diluted net loss per common share are equivalent. Potentially dilutive common stock has been excluded from the diluted net loss per common share computations in all periods presented because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss. There are no reconciling items used to calculate the weighted-average number of total common stock outstanding for basic and diluted net loss per common share data.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses on available-for-sale debt securities to be recorded through an allowance for credit losses instead of as a reduction in the amortized cost basis of the securities. For "emerging growth companies", ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company is currently evaluating the new standard and expects it to have no material impact on the Company's consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 revises the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. As an "emerging growth company", ASU 2020-06 will become effective for the Company for fiscal years beginning after December 15, 2023, and early adoption is permitted. The Company is currently evaluating the new standard and expects it to have no material impact on the Company's consolidated financial statements and related disclosures.

Recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to, have a material impact on the Company’s audited consolidated financial statements and related disclosures.

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

Pursuant to the University License Agreement, the Company is obligated to pay potential development and commercial milestones of up to $7.7 million as well as running royalties on net sales of licensed products at varying rates ranging from less than a percent to the low single digits, subject to a minimum annual royalty of up to $3.0 million during certain years following the effective date. The Company is also obligated to pay the University a percentage of certain sublicensing revenue ranging from low- to mid-teens based on the date of entering into the applicable sublicense.

The Company assessed the milestone and royalty events under University License Agreement as of December 31, 2022 and 2021, and determined that no such amounts were required.

Pfizer Inc. Agreement

In December 2020, the Company entered into a license agreement (as amended, the “Pfizer License Agreement”) with Pfizer Inc. (“Pfizer”) for worldwide development and commercialization rights to ADC product candidates directed to certain licensed targets, including PYX-201 and PYX-203, and products containing the ADC product candidates. The Company’s rights are exclusive with respect to certain patents owned or controlled by Pfizer covering the licensed ADCs. Pfizer has also granted the Company a non-exclusive license to use Pfizer’s ADC technology (“FACT”) platform. The initial licensed targets include CD123 and extra domain B (EDB of fibronectin) and the Company has the option to expand the scope of its license to add additional licensed targets that have not been licensed to a third party or are not the subject of a Pfizer ADC development program. The Pfizer License Agreement became effective in March 2021 and the Company paid a combined $25.0 million for the license fee, consisting of an upfront cash payment of $5.0 million and issued 12,152,145 shares of Series B convertible preferred stock, which was converted into 1,911,015 shares of its common stock upon the IPO in October 2021, with a value of $20.0 million to Pfizer.

On October 6, 2022, the Company entered into an amended and restated license agreement (the “A&R License Agreement”) with Pfizer, which amends and restates the Pfizer License Agreement. Pursuant to the A&R License Agreement, Pfizer granted to the Company exclusive worldwide rights under Pfizer’s FACT Platform technology to develop and commercialize ADC product candidates directed to certain licensed targets, including PYX-201 and PYX-203, and products containing the ADC product candidates. Additional ADC targets may be licensed for a nominal upfront payment and milestones. Further, the Company granted the right of first negotiation to Pfizer, on an exclusive basis, to purchase or to develop, manufacture and commercialize licensed ADCs and licensed products in one or more countries directed to EDB and CD123. In accordance with the terms of the A&R License Agreement, the Company agreed to pay $8.0 million to Pfizer (which was paid in January 2023) and issued 2,229,654 shares of its common stock. Additionally, the Company will issue such number of shares of common stock 180 days following the effective date (the “Issuance Date”), equivalent to $5.0 million at a per share price equal to the closing price of the Company’s common stock on the business day prior to the Issuance Date, such that Pfizer’s ownership interest in the Company shall not exceed nineteen and a half percent (19.5%) with any difference in value between the value of shares and $5.0 million being payable in cash. The Company recorded $17.3 million as research and development expenses for the A&R License Agreement during fourth quarter of the calendar year 2022.

The Company is also obligated to pay future contingent payments including development, regulatory and commercial milestones up to an aggregate of $665 million for the first four licensed ADCs. In addition, the Company is required to pay future contingent payments including development, regulatory and commercial milestones for ADCs to each additional licensed target beyond the first four licensed ADC targets developed and commercialized via the FACT Platform. Additionally, if ADC licensed products are launched, the Company will pay Pfizer tiered royalties on net sales of licensed products in varying royalty rates ranging from low single digits to mid-teens. The Company’s royalty obligations apply on a licensed product-by-licensed product and country-by-country basis from first commercial sale until the latest to occur of: (1) 12 years from first commercial sale; (2) the expiration of all regulatory or data exclusivity; and (3) the expiration of the last valid claim of a licensed patent covering the licensed product in a country. The Company is also obligated to pay Pfizer a percentage of certain sublicensing revenue ranging from twenty percent to low-double digits based on the stage of development of the licensed product at the time of entering into the applicable sublicense.

The Company assessed the milestone and royalty events under A&R License Agreement as of December 31, 2022 and 2021, and determined that no such amounts were required.

LegoChem Biosciences, Inc. Agreements

In December 2020, the Company entered into a license agreement (the “LegoChem License Agreement”) and an opt-in, investment and additional consideration agreement (the “Opt-In Agreement”) with LegoChem Biosciences, Inc. (“LegoChem”). Pursuant to the LegoChem License Agreement, the Company obtained worldwide (other than Korea) license for development and commercialization rights for LCB67, an ADC product candidate targeting DLK-1, and products containing the licensed compound. The Company paid $9.0 million in March 2021 to LegoChem, which was recorded as research and development expenses. Additionally, the Company may purchase certain initial quantities of licensed products from LegoChem for an estimated cost of $7.0 million.

The Company is obligated to make future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products at varying rates. During the year ended December 31, 2022, the Company stopped the continued development of LCB67, based on review and analysis of data from the toxicity studies, and anticipated clinical use and commercial prospects of anti-DLK1 ADC. Due to stoppage of clinical development of LCB67, no amounts were due and payable related to the manufacturing of the initial quantities of licensed product as well as the milestones and royalties related to LCB67 ADC of December 31, 2022.

In addition, as part of the Opt-in Agreement, LegoChem had an option to pay $8.0 million to the Company, in exchange for the right to receive a milestone payment (the “Extra Milestone Payment”) of $9.6 million upon the earliest to occur of certain events, including the date of pricing or offer of the first public offering of its common stock or if the Company is the subject of a change in control transaction. The Company determined that the Extra Milestone Payment met the definition and recognition condition of derivative under ASC 815, “Derivatives and Hedging” for which there was a binding contract and firm commitment in January 2021. An initial derivative liability was recognized for $3.4 million with an offset to research and development expenses in January 2021. The derivative liability was re-measured at each reporting date, and as a result, $6.2 million was recorded in “Other income (expense)” in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021. The liability was realized upon the IPO of the Company and Extra Milestone Payment of $9.6 million was paid to LegoChem in January 2022. The Company has no further obligations under the Opt-In Agreement as of December 31, 2022.

License Agreement with Biosion USA, Inc.

On March 28, 2022, the Company entered into a license agreement (the “Biosion License Agreement”) with Biosion USA, Inc. ("Biosion"), pursuant to which the Company obtained an exclusive, worldwide (other than Greater China (mainland China, Hong Kong, Macau and Taiwan)) license for development, manufacture and commercialization rights for BSI-060T, a Siglec-15 targeting antibody, an IO product candidate (now referred to as PYX-106), and products containing the licensed compound. Under the terms of the Biosion License Agreement, each party granted to the other party a right of first offer to obtain an exclusive license in the other party’s territory (Greater China for Biosion, and the rest of the world for Pyxis) to develop, manufacture and commercialize any bi-specific or multi-specific antibody any antibody-drug conjugate controlled by a party or its affiliate that inhibits, modulates or binds to Siglec-15 as an intended mechanism of action.

Pursuant to the Biosion License Agreement, the Company paid an upfront license fee of $10.0 million, which was recorded as research and development expenses. The Company is also obligated to pay future contingent payments including development, regulatory and commercial milestones up to an aggregate of $217.5 million in case of normal approval and $222.5 million in case of accelerated approval. Additionally, if products are launched, the Company will pay Biosion tiered royalties on net sales of licensed products in varying royalty rates ranging from low single digits to low teens. The Company’s royalty obligations apply on a licensed product-by-licensed product and country-by-country basis from first commercial sale until the latest to occur of: (1) 12 years from first commercial sale; (2) the expiration of all regulatory or data exclusivity; and (3) the expiration of the last valid claim of a licensed patent covering the licensed product in a country. The Company is also obligated to pay Biosion a percentage of certain sublicensing revenue ranging from mid-double to low-double digits based on the stage of development of the licensed product at the time of entering into the applicable sublicense.

The Company assessed the milestone and royalty events involving Biosion as of December 31, 2022 and determined that no such amounts were required.

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

The Company accounted for investment in Voxall under the equity method of accounting. Voxall has incurred losses since inception and the Company’s share in the losses of Voxall aggregated to $0.5 million and $1.2 million for the years ended December 31, 2022 and 2021, respectively. The Company recognized its share of losses of Voxall only to the extent of the carrying value of its investment in Voxall and the promissory note issued by Voxall, which aggregated to $0.2 million for the year ended December 31, 2021. The remaining unabsorbed loss will be offset against future income, if any. As the Company has no commitment to fund the losses of the equity method investment, the carrying value of the equity method investment has not been reduced below zero.

5. Fair Value Measurements

The following tables present the financial instruments carried at fair value on a recurring basis as of December 31, 2022 and 2021, respectively, in accordance with the FASB ASC 820 hierarchy (in thousands):

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$177,279	$—	$—	$177,279

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$272,210	$—	$—	$272,210

The Company’s cash equivalents represent deposits in a short-term United States Treasury money market fund quoted in an active market and classified as a Level 1 asset. There were no assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2022 and 2021. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2022 and 2021.

The Company recorded the derivative liability of $3.4 million in January 2021 for Extra Milestone Payment due under the Opt-in Agreement with LegoChem. The fair value of the derivative liability was initially determined using a probability-weighted income approach and revalued at each reporting date. Changes in the fair value of the derivative liability of $6.2 million were recorded as expense within other (expense) income in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021. The significant unobservable inputs used in the fair value measurement of the derivative liability include probability of payment factors and the discount rate. The liability was realized upon the IPO of the Company and Extra Milestone Payment of $9.6 million was paid to LegoChem in January 2022. Refer to Note 3, Licensing Agreements, for additional information on the derivative liability.

There were no Level 3 assets or liabilities as of December 31, 2022 and 2021.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2022	2021

Research and development	$3,560	$619
Insurance	1,308	1,763
Accrued interest receivable	598	—
Other	381	84
Total prepaid expenses and other current assets	$5,847	$2,466

7. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2022	2021
Laboratory equipment	$2,247	$1,804
Furniture and office equipment	1,036	94
Leasehold improvements	530	225
Construction in process	9,177	—
	12,990	2,123
Less: accumulated depreciation and amortization	(1,825)	(1,116)
Total property and equipment, net	$11,165	$1,007

Depreciation and amortization expense for the years ended December 31, 2022 and 2021 was $0.7 million and $0.6 million, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Research and development expenses	$17,414	$2,381
Employee compensation and benefits	4,238	2,963
Legal and professional fees	1,794	982
Other	1,091	266
Total accrued expenses and other current liabilities	$24,537	$6,592

9. Operating Leases

In September 2021, the Company entered into an operating lease agreement, with a lease term commencement date of April 1, 2022, the date the Company took control of the property, for an office and laboratory space in Boston, Massachusetts. The lease payments began on December 21, 2022 and will continue through December 31, 2032 and with scheduled rent increases each year of 3%. In addition to the rent, the Company bears the costs of certain insurance, property taxes and maintenance, which represent the Company’s proportionate share of the actual expenses incurred by the landlord. There is an additional five-year option to extend the lease beyond December 31, 2032.

At the lease commencement date, the operating lease ROU assets of $15.3 million and lease liabilities of $15.3 million were recognized based on the present value of remaining fixed lease payments over the expected lease term using an incremental borrowing rate of 9.4%. As the Company’s operating lease does not provide an implicit rate, an estimated incremental borrowing rate based on the information available at the time of lease commencement date was used in determining the present value of lease payments. Under the lease agreement the landlord provided for a tenant improvement allowance of $6.4 million to be applied to the costs of the construction of the leasehold improvements, of which $3.0 million was received by the Company during the year ended December 31, 2022. The tenant improvement allowance is recognized as a reduction in operating lease ROU assets and lease liabilities on the lease commencement date.

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Lease cost
Operating lease cost	$1,978	$650
Short-term lease cost	1,681	5
Variable lease cost	121	75
Total lease cost	$3,780	$730
Other information
Operating lease right-of-use asset obtained in exchange for new operating lease liabilities	$14,497	$—
Cash paid for amounts included in the measurement of lease liabilities, included in operating cash flows	—	$663
Weighted-average remaining lease term (in years)	10.00	0.25
Weighted-average discount rate	9.40%	10.00%

Variable lease costs primarily relate to common area costs and other operating costs, which are assessed based on the Company’s proportionate share of such costs for the leased premises. Total lease costs are included as operating expenses in the Company’s consolidated statements of operations and comprehensive loss.

Maturities of lease liabilities as of December 31, 2022, were as follows (in thousands):

Years Ending December 31,	Operating Leases
2023	$2,557
2024	3,208
2025	3,302
2026	3,399
2027	3,499
Thereafter	18,750
Total undiscounted payments	34,715
Less: tenant improvement allowance	(3,026)
Less: present value adjustment	(12,768)
Present value of future payments	18,921
Less: current portion of operating lease liabilities	—
Operating lease liabilities, net of current portion	$18,921

10. Convertible Preferred Stock

Series A Convertible Preferred Stock

In June 2019, the Company entered into a securities purchase agreement (as amended, “Series A Agreement”) with certain investors to sell shares of Series A convertible preferred stock (“Series A”) at $0.9681 per share. In June and July 2019, the Company issued 22,724,925 shares of Series A to institutional investors at $0.9681 per share for gross cash proceeds of $22.0 million, less issuance costs of $0.1 million, resulting in net proceeds of $21.9 million. On October 1, 2021, the Company effected a 1-for-6.359 reverse stock split. Upon completion of the IPO, 22,724,925 shares of Series A were converted to 3,573,659 shares of common stock.

Series B Convertible Preferred Stock

On March 5, 2021, the Company entered into a securities purchase agreement (as amended, “Series B Agreement”) with certain investors to sell shares of Series B convertible preferred stock (“Series B”) at $1.6458 per share. In March 2021, the Company issued 92,356,299 shares of Series B to institutional investors at $1.6458 per share for gross cash proceeds of $152.0 million, less issuance costs of $0.4 million, resulting in net proceeds of $151.6 million. In addition, the Company granted 12,455,949 shares, or $20.5 million, of Series B convertible preferred stock through separate agreements with Pfizer and LegoChem. On October 1, 2021, the Company effected a 1-for-6.359 reverse stock split. Upon completion of the IPO, the entire outstanding shares of 104,812,248 of Series B were converted to 16,482,486 shares of common stock.

11. Stockholders’ Equity

Preferred Stock

In connection with the closing of the IPO, the Company filed an Amended Certificate of Incorporation and authorized 10,000,000 shares of preferred stock, with a par value of $0.001 per share. The board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the dividend, dividend rights, conversion rights, voting, redemption terms, liquidation preference and other rights, preferences and privileges of the shares. There were no issued and outstanding shares of preferred stock as of December 31, 2022 and 2021, respectively.

Common Stock

Initial Public Offering

On October 8, 2021, the Company completed an IPO in which the Company issued and sold 10,500,000 shares of its common stock at a public offering price of $16.00 per share, for aggregate gross proceeds of $168.0 million. The Company raised approximately $152.3 million in net proceeds after deducting underwriting discounts and commissions of $11.8 million and offering expenses of $3.9 million.

The Company was authorized to issue up to 190,000,000 shares of common stock as of December 31, 2022 and 2021, respectively, of which 35,110,016 and 32,792,867 shares were issued as of December 31, 2022 and 2021, respectively, 34,958,730 and 32,222,881 shares were outstanding at December 31, 2022 and 2021, respectively.

Voting, dividend and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.

Voting—Each holder of outstanding shares of common stock shall be entitled to one vote in respect of each share.

Reserved Shares— The Company reserved the following shares of common stock for issuance:

	December 31,
	2022	2021
Stock options outstanding	5,720,415	5,926,969
Unvested restricted stock awards	3,015,387	618,494
Stock options available for issuance	1,697,166	1,289,259
Employee stock purchase plan	752,524	424,595
Total	11,185,492	8,259,317

12. Stock-Based Compensation

2022 Equity Inducement Plan

On July 1, 2022, the Company’s board of directors approved the 2022 Equity Inducement Plan (the “2022 Plan”), which became effective on that date. The 2022 Plan allows the Company to make equity-based incentive awards to its officers and employees without stockholder approval pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules, or any successor rule relating to inducement awards. Unless earlier terminated by the Board, 2022 Plan will terminate on the tenth anniversary of the effective date. The Company has initially reserved 1,400,000 shares of its common stock for the issuance of awards under the 2022 Plan. As of December 31, 2022, options to purchase 400,692 shares of common stock and 320,550 restricted stock units were outstanding under the 2022 Plan and 678,758 shares remained available for future issuance under the 2022 Plan.

2021 Equity Incentive Plan

On September 27, 2021, the Company’s board of directors and stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective on October 7, 2021, when the Company’s registration statement was declared effective by the SEC. The 2021 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company has initially reserved 3,852,807 shares of its common stock for the issuance of awards under the 2021 Plan. The number of shares of common stock reserved for issuance under the 2021 Plan will automatically increase annually on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022, and continuing until (and including) the fiscal year ending December 31, 2031 by the lesser of (i) 5% of the total number of shares of common stock outstanding on December 31st of the immediately preceding fiscal year and (ii) the number of shares as may be determined by the board of directors. As a result of the evergreen provision of the 2021 Plan, the Company added an additional 1,639,643 shares of common stock to the 2021 Plan as of January 1, 2022. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive options under the 2021 Plan is 7,705,614. Unless earlier terminated by the Board, 2021 Plan will terminate on the tenth anniversary of the effective date. As of December 31, 2022, options to purchase 2,668,700 shares of common stock and 2,449,172 restricted stock units were outstanding under the 2021 plan and 360,924 shares remained available for future issuance under the 2021 plan.

2019 Equity Incentive Plan

In 2019, the Company established the 2019 Equity Incentive Plan (the "2019 Plan"), under which the Company is allowed to grant options and restricted stock to its employees and non-employees. The maximum number of shares of common stock reserved for issuance under the 2019 Plan is 4,042,408 shares. Options granted under the 2019 Plan include incentive stock options that can be granted only to the Company’s employees and non-statutory stock options that can be granted to the Company’s employees, consultants, advisors and directors. The 2019 Plan also permits the Company to issue restricted stock awards. Unless earlier terminated by the Board, the 2019 Plan will terminate on the tenth anniversary of the effective date.

Prior to the IPO, the exercise prices, vesting and other restrictions of the awards granted under the 2019 Plan were determined by the board of directors, except that no stock option may be issued with an exercise price less than the fair market value of the common stock at the date of the grant or have a term in excess of ten years. Options granted under the 2019 Plan are exercisable in whole or in part at any time subsequent to vesting. As of December 31, 2022, options to purchase 2,651,023 shares of common stock and 94,379 restricted stock units were outstanding under the 2019 Plan and 657,484 shares remained available for future issuance under the 2019 Plan.

2021 Employee Stock Purchase Plan

On September 27, 2021, the Company’s board of directors and stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on October 7, 2021, when the Company’s registration statement was declared effective by the SEC. The 2021 ESPP initially reserved and authorized the issuance of up to a total of 424,595 shares of common stock to participating employees. The number of shares of common stock reserved for issuance under the ESPP will automatically increase annually on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022, and continuing until (and including) the fiscal year ending December 31, 2031 by the lesser of (1) 1% of the total number of shares of common stock outstanding on December 31st of the immediately preceding fiscal year and (ii) the number of shares as may be determined by the board of directors. As a result of the evergreen provision of the 2021 ESPP, the Company added an additional 327,929 shares of common stock to the 2021 ESPP as of January 1, 2022. No shares are issued under 2021 ESPP plan as of the date of issuance of these consolidated financial statements. As of December 31, 2022, the authorized number of shares and shares available for issuance under the 2021 ESPP is 752,524.

Stock Options

Stock options granted under the 2022 Plan, 2021 Plan and 2019 Plan (together, the “Plans”) to employees generally vest over four years and expire after 10 years.

The following table summarizes stock option activity for the year ended December 31, 2022 (in thousands, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2022	5,926,969	$10.03	9.5	$16,414
Granted	1,178,280	4.06
Exercised	(73,841)	2.48
Forfeited	(834,095)	7.24
Expired	(476,898)	5.51
Outstanding at December 31, 2022	5,720,415	$9.68	8.8	$72
Options exercisable at December 31, 2022	2,037,934	$9.34	8.5	$59

The weighted-average grant-date fair value of options granted during the years ended December 31, 2022 and 2021, was $3.06 and $7.57 per share, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock of $1.34 per share as of December 31, 2022. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022 and 2021 was less than $0.1 million and $0.6 million, respectively.

The Company estimated the fair value of each option on the date of grant using the Black-Scholes option-pricing model applying the range of assumptions in the following table:

	Year Ended December 31,
	2022	2021
Expected volatility	96.09% - 101.66%	72.88% - 103.41%
Risk-free interest rate	1.60% - 4.02%	0.81% - 1.36%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.00 - 6.11	5.25 - 7.00

Stock-based compensation expense related to stock options recorded in the statements of operations is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$4,330	$2,396
General and administrative	7,617	3,976
Total	$11,947	$6,372

The Company has an aggregate $25.2 million of gross unrecognized stock-based compensation expense as of December 31, 2022, remaining to be amortized over a weighted average period of 2.29 years. The Company has not recognized and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance related to its net deferred tax assets.

Restricted Stock Awards

Under the 2019 Plan, 2021 Plan and 2022 Inducement Plan, the Company issued 3,174,656 restricted stock units ("RSU") to employees and non-employees. Compensation costs related to these RSUs were recorded based on the Company's stock price on the date of issuance and amortized over the service period.

Additionally, the Company issued certain shares of restricted common stock ("RSA") to the employee co-founders and certain non-employee consultants in 2019. The shares of restricted common stock were issued pursuant to standalone restricted stock purchase agreements that are independent of the 2019 Plan, 2021 Plan and 2022 Inducement Plan. The shares of restricted common stock pursuant to standalone restricted stock purchase agreements carried a purchase price equivalent of $0.01 per share. As of December 31, 2022, 151,286 RSAs were unvested and outstanding.

Under the terms of the restricted stock purchase agreements, the Company has a repurchase option whereby it has the right to repurchase any unvested shares upon termination at a price per share equal to the lesser of (i) the fair market value of the Company’s common stock on the date of repurchase and (ii) the original purchase price. The shares of restricted common stock issued to the Company’s co-founders and non-employee consultants vest based on a predefined number of shares.

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

The following table summarizes restricted stock activity for the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	618,494	$3.04
Granted	3,174,656	3.69
Vested and settled	(432,354)	0.55
Forfeited	(345,409)	3.74
Non-vested and unsettled at December 31, 2022	3,015,387	$3.64

The Company has recorded stock-based compensation expense related to the restricted stock of $3.8 million and $0.1 million for the years ended December 31, 2022, and 2021, respectively. The Company has an aggregate $7.4 million of gross unrecognized restricted stock-based compensation expense as of December 31, 2022, remaining to be amortized over a weighted average period of 2.26 years.

13. Income Taxes

During the years ended December 31, 2022 and 2021, the Company recorded no current or deferred income tax expenses or benefits as the Company has incurred losses since inception and has provided a full valuation allowance against its deferred tax assets.

A reconciliation of the expected income tax benefit computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Income tax computed at federal statutory rate %	21.0%	21.0%
State taxes, net of federal benefit	5.6	5.7
Change in valuation allowance	(26.6)	(27.7)
Research and development credit carryovers	1.7	1.9
Permanent differences	(1.7)	(0.9)
Effective income tax rate %	0.0%	0.0%

The Company's effective tax rate was 0% for the years ended December 31, 2022 and 2021, as a result of the valuation allowance that eliminates the company's net deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets as of December 31, 2022 and 2021 are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$13,108	$12,918
Intangibles	69	75
Tax credit carryforwards	3,674	1,648
Derivative	1,455	1,577
Stock-based compensation	2,645	1,003
Reserves and accruals	1,105	804
Capitalized research expenditures	20,059	—
License fees	14,235	7,716
Operating lease liability	5,107	45
Other	29	25
Total deferred tax assets before valuation allowance	61,486	25,811
Less: valuation allowance	(57,812)	(25,748)
Total deferred tax assets	$3,674	$63
Deferred tax liabilities:
Operating lease ROU assets	(3,674)	(63)
Net deferred tax asset	$—	$—

As of December 31, 2022, the Company's federal and state net operating losses ("NOL") in the United States were $10.1 million ($48.0 million before tax) and $3.0 million ($48.1 million before tax) respectively. The federal net operating loss carryforwards in the United States can be carried forward indefinitely but may be subject to annual usage limitations to the extent certain substantial changes in the entity's ownership occur. The state net operating loss carryforwards begin expiring in 2039. In addition, as of December 31, 2022, the Company had $2.5 million and $1.2 million of federal and state credit carryovers which begin to expire in 2039. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

The Company assesses the realizability of the deferred tax assets at each balance sheet date based on the available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary. Due to the Company's cumulative loss position which provides significant negative evidence, which is difficult to overcome, the Company has recorded a valuation allowance of $57.8 million as of December 31, 2022, representing the portion of the deferred tax asset that is not more likely than not to be realized. For the years ended December 31, 2022 and 2021, the valuation allowance for deferred tax assets increased by $32.2 million and $21.4 million, respectively. The amount of the deferred tax asset considered realizable, could be adjusted for future factors that would impact the assessment of the objective and subjective evidence. The Company will continue to assess the realizability of deferred tax assets at each balance sheet date in order to determine the proper amount, if any, required for a valuation allowance.

The Tax Cuts and Jobs Act contained a provision which requires the capitalization of Section 174 costs incurred in the years beginning on or after January 1, 2022. Section 174 costs are expenditures which represent research and development costs that are incident to the development or improvement of a product, process, formula, invention, computer software or technique. This provision changes the treatment of Section 174 costs such that the expenditures are no longer allowed as an immediate deduction but rather must be capitalized and amortized. We have included the impact of this provision, which results in a deferred tax asset of approximately $20.1 million as of December 31, 2022.

The U.S. tax attributes may be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986 (the “Code”), and similar state provisions if the Company experiences one or more ownership changes, which would limit the amount of the tax attributes that can be utilized to offset future taxable income. In general, an ownership change as defined by Section 382, results from the transactions increasing ownership of certain stockholders or public groups in the stock of the corporation of more than fifty percentage points over a three-year period. If a change in ownership occurs in the future, the net operating loss and research and development credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

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

14. Net Loss per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021
Numerator:
Net loss	$(120,717)	$(75,975)
Denominator:
Weighted-average common shares outstanding, basic and diluted	33,033,081	8,493,273
Net loss per share, basic and diluted	$(3.65)	$(8.95)

The Company’s potentially dilutive securities, which include restricted stock, and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per common share due to their anti-dilutive effect:

	December 31,
	2022	2021
Stock options outstanding	5,720,415	5,929,969
Unvested restricted stock awards	3,015,387	618,494
Stock options available for issuance	1,697,166	1,289,259
Employee stock purchase plan	752,524	424,595
Total	11,185,492	8,262,317

15. Related Parties

The Company was founded out of Dr. Thomas Gajewski’s laboratory at the University of Chicago. In 2020, the Company entered into the License Agreement with the University of Chicago, as well as a sponsored research agreement. The Company incurred $0.3 million and $0 for the years ended December 31, 2022 and 2021, respectively, with regards to the University License Agreement. Refer to Note 3 for additional discussion.

Pfizer owns more than 10% of the Company and is considered the principal owner of the Company. On October 6, 2022, the Company entered into the A&R License Agreement with Pfizer, which amends and restates the previously executed license agreement between Pfizer and the Company. During the year ended December 31, 2022, the Company incurred $17.3 million of research and development expenses for the A&R License Agreement. During the year ended December 31, 2021, the Company incurred $25.0 million of research and development expenses towards license fee. Refer to Note 3 for additional discussion.

The Company and Alloy formed a joint venture company, Voxall Therapeutics, LLC (“Voxall”) to leverage the Company’s technology and Alloy’s ATX-Gx™ platform and antibody discovery services. The Company and Alloy contributed $50 thousand each to Voxall along with certain license in 2021. During the year ended December 31, 2022, the Company has not incurred expenses related to Voxall. During the year ended December 31, 2021, the Company provided services to Voxall for which it recognized service fee other income of $181 thousand. Refer to Note 4 for additional discussion.

16. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may become involved in various legal proceedings that arise in the ordinary course of business. The Company is not currently a party to any material legal proceedings and is not aware of any pending or threatened legal proceeding against it that the Company believes could have an adverse effect on its business, operating results or financial condition.

Commitments

In the normal course of business, the Company enters into agreements with various third parties for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes, which are generally cancellable by the Company at any time, subject to payment of remaining obligations under binding purchase orders and, in certain cases, nominal early-termination fees. These commitments are not deemed significant.

17. Subsequent Event

Leases

On February 2, 2023, the Company entered into a sublease agreement for approximately 17,729 square feet of office and laboratory space in the building located at 321 Harrison Avenue, Boston, Massachusetts. The sublease is for the fixed period of 36 months and will expire on February 1, 2025. The Company will receive approximately $5.2 million in base rent payments over the sublease term. The subtenant will also be responsible for certain other costs under the sublease, such as operating expenses, taxes, insurance, property management fee and utilities.