Form 10-K/A
period 2022-12-31
Pyxis Oncology, Inc.
filed 2023-05-10
CIK 1782223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40881

Pyxis Oncology, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	83-1160910
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
321 Harrison Avenue Boston, Massachusetts	02118
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 221-9059

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PYXS	Nasdaq Global Select Market

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

DOCUMENTS INCORPORATED BY REFERENCE

A definitive proxy statement pursuant to Regulation 14A relating to the 2023 Annual Meeting of Stockholders was filed with the Securities and Exchange Commission on April 28, 2023. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm PCAOB ID: 42	Auditor Name: Ernst & Young LLP	Auditor Location: Boston, MA

EXPLANATORY NOTE

On March 22, 2023, Pyxis Oncology, Inc. (the “Company”) filed its Annual Report on Form 10-K (the “Original Form 10-K”). The purpose of this Amendment No. 1 to the Original Form 10-K (the "Amendment") is solely to correct the inadvertent omission of paragraph 4(b) from Exhibit 31.1, Certification of the Principal Executive Officer, and Exhibit 31.2, Certification of the Principal Financial Officer (together, the “Certifications”), each as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350). New Certifications with the appropriate corrections are filed as Exhibits 31.1 and 31.2 attached hereto, respectively. Because no financial statements are included with this Amendment, paragraph 3 of the certifications in Exhibits 31.1 and 31.2 has been omitted. No other items of the Original Form 10-K are being amended and this Amendment does not reflect any events occurring after the filing of the Original Form 10-K and the Original Form 10-K continues to speak as of the date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the Original Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as a part of this Amendment.

(1)
Exhibits:

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pyxis Oncology, Inc.

Date: May 10, 2023	By:	/s/ Lara Sullivan
Lara Sullivan, M.D.
President and Chief Executive Officer