Form 10-Q
period 2023-03-31
Pyxis Oncology, Inc.
filed 2023-05-11
CIK 1782223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023, the registrant had 38,245,287 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$53,059	$179,293
Marketable debt securities, short-term	96,290	—
Restricted cash	1,472	1,472
Prepaid expenses and other current assets	5,361	5,847
Total current assets	156,182	186,612
Property and equipment, net	13,163	11,165
Operating lease right-of-use assets	13,458	13,602
Total assets	$182,803	$211,379
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,025	$7,097
Accrued expenses and other current liabilities	6,363	24,537
Operating lease liabilities, current portion	1,213	—
Total current liabilities	11,601	31,634
Operating lease liabilities, net of current portion	19,039	18,921
Total liabilities	30,640	50,555
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 190,000,000 shares authorized; 36,974,396 and 35,110,016 shares issued as of March 31, 2023 and December 31, 2022, respectively, 36,918,371 and 34,958,730 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	37	34
Additional paid-in capital	383,108	373,225
Accumulated other comprehensive income	696	—
Accumulated deficit	(231,678)	(212,435)
Total stockholders’ equity	152,163	160,824
Total liabilities and stockholders’ equity	$182,803	$211,379

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$11,901	$20,071
General and administrative	9,053	11,318
Total operating expenses	20,954	31,389
Loss from operations	(20,954)	(31,389)
Other income, net:
Interest and investment income	1,673	9
Sublease income	38	—
Total other income, net	1,711	9
Net loss	$(19,243)	$(31,380)
Net loss per common share - basic and diluted	$(0.54)	$(0.97)
Weighted average shares of common stock outstanding - basic and diluted	35,351,671	32,316,689
Other comprehensive income:
Net unrealized gain on marketable debt securities	696	—
Other comprehensive income	696	—
Comprehensive loss	$(18,547)	$(31,380)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2022	34,958,730	$34	$373,225	$(212,435)	$—	$160,824
Issuance of common stock to Pfizer Inc. (Refer to Note 6)	1,811,594	2	4,998	—	—	5,000
Vesting of restricted common stock	148,047	1	1	—	—	2
Stock-based compensation	—	—	4,884	—	—	4,884
Net unrealized gains on marketable debt securities	—	—	—	—	696	696
Net loss	—	—	—	(19,243)	—	(19,243)
Balance at March 31, 2023	36,918,371	$37	$383,108	$(231,678)	$696	$152,163

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2021	32,222,881	$32	$352,999	$(91,718)	$—	$261,313
Stock options exercised	51,118	—	176	—	—	176
Vesting of restricted common stock	100,908	—	1	—	—	1
Stock-based compensation	—	—	3,404	—	—	3,404
Net loss	—	—	—	(31,380)	—	(31,380)
Balance at March 31, 2022	32,374,907	$32	$356,580	$(123,098)	$—	$233,514

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows (In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(19,243)	$(31,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	190	158
Stock-based compensation	4,884	3,404
Non-cash lease expense	144	232
Accretion of discount on marketable debt securities	(607)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	486	(232)
Other assets, noncurrent	—	(340)
Accounts payable	(753)	(9,896)
Accrued expenses and other current liabilities	(13,273)	10,540
Operating lease liabilities	1,331	(165)
Net cash used in operating activities	(26,841)	(27,679)
Investing activities
Purchase of marketable debt securities	(94,987)	—
Purchase of property and equipment	(4,406)	(146)
Net cash used in investing activities	(99,393)	(146)
Financing activities
Proceeds from the exercise of stock options	—	176
Net cash provided by financing activities	—	176
Net (decrease) increase in cash, cash equivalents, and restricted cash	(126,234)	(27,649)
Cash, cash equivalents and restricted cash at beginning of year	180,765	276,316
Cash, cash equivalents and restricted cash at end of period	$54,531	$248,667
Supplemental cash flow information:
Cash received for interest	$915	$—
Cash paid for taxes	$20	$—
Noncash investing and financing activities:
Property and equipment in accounts payable and accrued expenses	$2,261	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$53,059	$247,087
Restricted cash	1,472	1,580
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$54,531	$248,667

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

In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three months ended March 31, 2023 are not necessarily indicative of those expected for the year ending December 31, 2023 or for any future period. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2023.

Liquidity

As of March 31, 2023, the Company had an accumulated deficit of $231.7 million. The Company has incurred losses and negative cash flows from operations since inception, including net losses of $19.2 million and $31.4 million for the three months ended March 31, 2023 and 2022, respectively.

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

The Company currently expects that its existing cash, cash equivalents and short-term investments of $149.3 million as of March 31, 2023 will fund its operating expenses and capital requirements at least twelve months from the date these unaudited consolidated financial statements are issued. Additional funding may be necessary to fund future clinical and preclinical activities.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expense, and related disclosures. The Company regularly evaluates estimates and assumptions related to assets, liabilities, stock-based compensation, operating leases, assessment of the useful lives of property and equipment, marketable debt securities, and research and development costs. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and there may be changes to management’s estimates in future periods.

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

Concentration of Credit Risks

Financial instruments which potentially subject the Company to significant concentration of credit risk consist of cash and cash equivalents, restricted cash, and short-term investments. The Company is exposed to credit risk from its deposits of cash in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company maintains insured cash sweep accounts where balances are maintained in interest bearing demand accounts. The Company has not realized any losses on these deposits.

Significant Accounting Policies

Other than the new accounting policy for "Investments", detailed below, there have been no other changes to the Company’s significant accounting policies disclosed in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2023.

Investments

Short-term investments consist of U.S. Treasury securities with original maturities greater than three months. The Company may sell investments at any time for use in current operations even if the investments have not yet reached maturity. As a result, the Company classifies its investments as current assets. All investments have been classified as available-for-sale marketable debt securities. Marketable debt securities are recorded at fair value, with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit) and a component of total comprehensive loss in the condensed consolidated statements of operations and comprehensive loss, until realized. The fair value of these securities is determined based upon quoted market prices or pricing models for similar securities at period end. Premiums paid or discounts received at the time of purchase of marketable securities, are amortized to interest and investment income over the terms of the related securities. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

At each reporting date the Company will evaluate available-for-sale marketable debt securities in an unrealized loss position, using the discounted cash flow model, to determine whether the unrealized loss or any potential credit losses should be recognized in net loss. For available-for-sale marketable debt securities in an unrealized loss position, the Company will assess (i) whether it intends to sell, or (ii) it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If the aforementioned criteria is met, such marketable debt security’s amortized cost basis will be written down to its fair value through earnings along with any existing allowance for credit losses. For available-for-sale marketable debt securities that do not meet this criteria, the Company will evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, underlying credit ratings, and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded as an allowance in interest income.

There have been no impairment or credit losses recognized during the periods presented in the accompanying condensed consolidated statements of operations and comprehensive loss.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses on available-for-sale debt securities to be recorded through an allowance for credit losses instead of as a reduction in the amortized cost basis of the securities. On January 1, 2023, the Company adopted ASU 2016-13, which did not have a material effect on the Company's financial position, results of operations, or cash flows.

Recently Issued Accounting Pronouncements

Recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to, have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

3. Fair Value Measurements

The carrying amounts of the Company’s financial instruments, including prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value due to their relatively short maturities. The Company’s financial instruments consist of Level I assets which consist primarily of highly liquid money market funds and U.S. Treasury securities that are included in marketable debt securities.

The following tables set forth the fair value of the Company’s financial instruments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements in accordance with the FASB ASC 820 hierarchy (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$48,929	$-	$-	$48,929
Restricted Cash
Money market funds	1,472	-	-	1,472
Marketable debt securities
U.S. Treasury securities	96,290	-	-	96,290
Total	$146,691	$-	$-	$146,691

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$177,279	$-	$-	$177,279
Restricted Cash
Money market funds	1,472	-	-	1,472
Total	$178,751	$-	$-	$178,751

Money market funds and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, as they are valued using quoted prices in active markets. There were no transfers of financial instruments among Level 1, Level 2, and Level 3 during the periods presented.

4. Marketable Debt Securities

Marketable debt securities, all of which were classified as available-for-sale, consist of the following (in thousands):

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Marketable debt securities
U.S. Treasury securities	$95,594	$696	$-	$96,290
Total	$95,594	$696	$-	$96,290

As of December 31, 2022, the Company did not have marketable debt securities.

As of March 31, 2023, the remaining contractual terms of the U.S. Treasury securities are less than 12 months.

Interest and Investment Income

Interest and investment income consists of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest income	$1,066	$9
Accretion of discount, net	607	-
Total interest and investment income	$1,673	$9

5. Joint Venture

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

The Company accounted for the investment in Voxall under the equity method of accounting. Voxall has incurred losses since inception and the Company has recognized its share of losses of Voxall only to the extent of the carrying value of its investment in Voxall and the promissory note issued by Voxall, which aggregated to $0.2 million for the year ended December 31, 2021. The Company has not recognized any further losses of Voxall during the three months ended March 31, 2023 and 2022. The remaining unabsorbed loss will be offset against future income, if any. As the Company has no commitment to fund the losses of the equity method investment, the carrying value of the equity method investment has not been reduced below zero.

6. Licensing Agreements

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

Pursuant to the University License Agreement, the Company is obligated to pay potential development and commercial milestones as well as running royalties on net sales of licensed products at varying rates.

The Company assessed the milestone and royalty events under University License Agreement as of March 31, 2023 and 2022, and determined that no such amounts were required.

Pfizer Inc. Agreement

In December 2020, the Company entered into a license agreement (as amended, the “Pfizer License Agreement”) with Pfizer Inc. (“Pfizer”) for worldwide development and commercialization rights to ADC product candidates directed to certain licensed targets, including PYX-201 and PYX-203, and products containing the ADC product candidates. The Company’s rights are exclusive with respect to certain patents owned or controlled by Pfizer covering the licensed ADCs. Pfizer has also granted the Company a non-exclusive license to use Pfizer’s ADC technology (“FACT”) platform. The initial licensed targets include CD123 and extra domain B (EDB of fibronectin) and the Company has the option to expand the scope of its license to add additional licensed targets that have not been licensed to a third party or are not the subject of a Pfizer ADC development program. The Pfizer License Agreement became effective in March 2021 and the Company paid a combined $25.0 million for the license fee, consisting of an upfront cash payment of $5.0 million and issued 12,152,145 shares of Series B convertible preferred stock, which was converted into 1,911,015 shares of its common stock upon the initial public offering ("IPO") in October 2021, with a value of $20.0 million to Pfizer.

On October 6, 2022, the Company entered into an amended and restated license agreement (the “A&R License Agreement”) with Pfizer, which amends and restates the Pfizer License Agreement. Pursuant to the A&R License Agreement, Pfizer granted to the Company exclusive worldwide rights under Pfizer’s FACT Platform technology to develop and commercialize ADC product candidates directed to certain licensed targets, including PYX-201 and PYX-203, and products containing the ADC product candidates. Additional ADC targets may be licensed for a nominal upfront payment and milestones. In accordance with the terms of the A&R License Agreement, the Company issued 2,229,654 shares of its common stock in October 2022, paid $8.0 million to Pfizer in January 2023 and issued 1,811,594 shares of its common stock in March 2023.

Further, pursuant to the A&R License Agreement, the Company is obligated to pay future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products at varying rates. The Company assessed the milestone and royalty events under A&R License Agreement as of March 31, 2023 and 2022, and determined that no such amounts were required.

LegoChem Biosciences, Inc. Agreements

In December 2020, the Company entered into a license agreement (the “LegoChem License Agreement”) and an opt-in, investment and additional consideration agreement (the “Opt-In Agreement”) with LegoChem Biosciences, Inc. (“LegoChem”). Pursuant to the LegoChem License Agreement, the Company obtained a worldwide (other than Korea) license for development and commercialization rights for LCB67, an ADC product candidate targeting DLK-1, and products containing the licensed compound. Additionally, the Company may purchase certain initial quantities of licensed products from LegoChem for an estimated cost of $7.0 million. No amounts were due and payable related to the manufacturing of the initial quantities of licensed product as of March 31, 2023.

Further, the Company is obligated to make future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products at varying rates. The Company assessed the milestone and royalty events under LegoChem License Agreement as of March 31, 2023 and 2022, and determined that no such amounts were required.

License Agreement with Biosion USA, Inc.

On March 28, 2022, the Company entered into a license agreement (the “Biosion License Agreement”) with Biosion USA, Inc. ("Biosion"), pursuant to which the Company obtained an exclusive, worldwide (other than Greater China (mainland China, Hong Kong, Macau and Taiwan)) license for development, manufacturing and commercialization rights for BSI-060T, a Siglec-15 targeting antibody, an IO product candidate (now referred to as PYX-106), and products containing the licensed compound.

Pursuant to the Biosion License Agreement, the Company paid an upfront license fee of $10.0 million in March 2022, which was recorded as research and development expenses. Further, the Company is also obligated to pay future contingent payments including development, regulatory and commercial milestones and, if products are launched, the Company will pay Biosion tiered royalties on net sales of licensed products in varying royalty rates ranging from low single digits to low teens. The Company is also obligated to pay Biosion a percentage of certain sublicensing revenue ranging from mid-double to low-double digits based on the stage of development of the licensed product at the time of entering into the applicable sublicense.

The Company assessed the milestone and royalty events involving Biosion as of March 31, 2023 and 2022 and determined that no such amounts were required

7. Stockholders' Equity

Shelf Registration Statement and "At-the-Market" Offering Program

On November 1, 2022, the Company filed a registration statement on Form S-3 with the SEC for the issuance of common stock, preferred stock, warrants, debt securities, rights and units up to an aggregate of $250.0 million. On November 14, 2022, the registration statement was declared effective by the SEC. The registration statement includes an at-the-market ("ATM") offering program for the sale of up to $125.0 million of shares of the Company's common stock.

See Note 14, Subsequent Events for further discussion of the status of the Company’s ATM offering program.

Preferred Stock

There were no issued and outstanding shares of preferred stock as of March 31, 2023 and December 31, 2022.

Common Stock

Voting, dividend and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.

Voting—Each holder of outstanding shares of common stock shall be entitled to one vote in respect of each share.

Reserved Shares— The Company reserved the following shares of common stock for issuance:

	March 31, 2023	December 31, 2022
Stock options outstanding	5,706,777	5,720,415
Unvested restricted stock awards and units	5,747,172	3,015,387
Stock options available for issuance	600,127	1,697,166
Employee stock purchase plan	1,103,624	752,524
Total	13,157,700	11,185,492

8. Stock-Based Compensation

2022 Equity Inducement Plan

On July 1, 2022, the Company’s board of directors approved the 2022 Equity Inducement Plan (the “2022 Plan”), which became effective on that date. The 2022 Plan allows the Company to make equity-based incentive awards to its officers and employees without stockholder approval pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules, or any successor rule relating to inducement awards. Unless earlier terminated by the Board, 2022 Plan will terminate on the tenth anniversary of the effective date. The Company has initially reserved 1,400,000 shares of its common stock for the issuance of awards under the 2022 Plan. As of March 31, 2023, options to purchase 468,205 shares of common stock and 374,560 restricted stock units were outstanding under the 2022 Plan and 557,235 shares remained available for future issuance under the 2022 Plan.

2021 Equity and Incentive Plan

On September 27, 2021, the Company’s board of directors and stockholders approved the 2021 Equity and Incentive Plan (the “2021 Plan”), which became effective on October 7, 2021, when the Company’s registration statement was declared effective by the SEC. The 2021 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company has initially reserved 3,852,807 shares of its common stock for the issuance of awards under the 2021 Plan. The number of shares of common stock reserved for issuance under the 2021 Plan will automatically increase annually on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022, and continuing until (and including) the fiscal year ending December 31, 2031 by the lesser of (i) 5% of the total number of shares of common stock outstanding on December 31st of the immediately preceding fiscal year and (ii) the number of shares as may be determined by the board of directors. As a result of the evergreen provision of the 2021 Plan, the Company added an additional 1,755,501 shares of common stock to the 2021 Plan as of January 1, 2023. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive options under the 2021 Plan is 7,705,614. Unless earlier terminated by the Board, 2021 Plan will terminate on the tenth anniversary of the effective date. As of March 31, 2023, options to purchase 2,668,559 shares of common stock and 4,471,264 restricted stock units were outstanding under the 2021 plan and 42,892 shares remained available for future issuance under the 2021 plan.

2019 Equity Incentive Plan

In 2019, the Company established the 2019 Equity and Incentive Plan (the "2019 Plan"), under which the Company is allowed to grant options and restricted stock to its employees and non-employees. The maximum number of shares of common stock reserved for issuance under the 2019 Plan is 4,042,408 shares. Options granted under the 2019 Plan include incentive stock options that can be granted only to the Company’s employees and non-statutory stock options that can be granted to the Company’s employees, consultants, advisors and directors. The 2019 Plan also permits the Company to issue restricted stock awards. Unless earlier terminated by the Board, the 2019 Plan will terminate on the tenth anniversary of the effective date. As of March 31, 2023, options to purchase 2,570,013 shares of common stock and 832,873 restricted stock units were outstanding under the 2019 Plan and zero shares remained available for future issuance under the 2019 Plan.

2021 Employee Stock Purchase Plan

On September 27, 2021, the Company’s board of directors and stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on October 7, 2021, when the Company’s registration statement was declared effective by the SEC. The 2021 ESPP initially reserved and authorized the issuance of up to a total of 424,595 shares of common stock to participating employees. The number of shares of common stock reserved for issuance under the ESPP will automatically increase annually on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022, and continuing until (and including) the fiscal year ending December 31, 2031 by the lesser of (1) 1% of the total number of shares of common stock outstanding on December 31st of the immediately preceding fiscal year and (ii) the number of shares as may be determined by the board of directors. As a result of the evergreen provision of the 2021 ESPP, the Company added an additional 351,100 shares of common stock to the 2021 ESPP as of January 1, 2023. No shares are issued under 2021 ESPP plan as of the date of issuance of these condensed consolidated financial statements. As of March 31, 2023, the authorized number of shares and shares available for issuance under the 2021 ESPP is 1,103,624.

Repricing of Outstanding and Unexercised Options

On March 24, 2023 and in accordance with the terms of the 2019 Plan, the board of directors approved a stock option repricing (the “Repricing”) where the exercise price of each Relevant Option (as defined below) was reduced to $2.21 per share, the closing stock price on the date of approval by the board of directors. “Relevant Options” are all outstanding stock options as of March 24, 2023 (vested or unvested) to acquire shares of the Company’s common stock that were issued to current employees of the Company under the 2019 Plan prior to the Company’s IPO. Members of the board of directors did not participate in the Repricing. The board of directors believes that the Repricing is in the best interests of the Company, as the amended stock options will provide added incentives to retain and motivate key contributors of the Company without incurring the stock dilution resulting from significant additional equity grants or significant additional cash expenditures resulting from additional cash compensation. The board of directors also believes that the Repricing better aligns the interests of the key contributors with the goals of the Company.

The option repricing resulted in incremental stock-based compensation of $1.1 million, of which $0.7 million was recorded as expense in the three months ended March 31, 2023. The remaining expense will be recognized over the requisite service period in which the stock options vest.

Stock Options

Stock options granted under the 2022 Plan, 2021 Plan and 2019 Plan (together, the “Plans”) to employees generally vest over four years and expire after 10 years.

The summary of stock option activity for the three months ended March 31, 2023 (in thousands, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2023	5,720,415	$9.68		8.8	$72
Granted	67,513	4.01
Expired	(81,151)	5.46
Outstanding at March 31, 2023	5,706,777	$7.94	(1)	8.5	$5,282	(1)
Options exercisable at March 31, 2023	2,320,405	$7.24	(1)	8.3	$2,540	(1)

(1)	The weighted average exercise price and aggregate intrinsic value as of March 31, 2023 reflect the impact of the stock option repricing discussed above.

The weighted-average grant date fair value of options granted during the three months ended March 31, 2023 and 2022, was $3.19 and $6.27 per share, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock of $4.01 per share as of March 31, 2023. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2023 and 2022 was $0, as no stock options were exercised during the three months ended March 31, 2023, and less than $0.1 million, respectively.

The Company estimated the fair value of each option on the date of grant using the Black-Scholes option-pricing model applying the range of assumptions in the following table:

	Three Months Ended March 31,
	2023	2022
Expected volatility	97.82%	98.05% - 101.66%
Risk-free interest rate	3.58%	1.60%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.08	6.08

Stock-based compensation expense related to stock options is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$1,243	$472
General and administrative	2,141	2,874
Total	$3,384	$3,346

The Company has an aggregate $23.1 million of gross unrecognized stock-based compensation expense as of March 31, 2023, remaining to be amortized over a weighted average period of 2.07 years. The Company has not recognized and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance related to its net deferred tax assets.

Restricted Stock Awards

Under the 2019 Plan, 2021 Plan and 2022 Inducement Plan, the Company issued 2,879,832 restricted stock units ("RSUs") to employees and non-employees. Compensation costs related to these RSUs were recorded based on the Company's stock price on the date of issuance and amortized over the service period.

Additionally, the Company issued certain shares of restricted common stock ("RSA") to the employee co-founders and certain non-employee consultants in 2019. The shares of restricted common stock were issued pursuant to standalone restricted stock purchase agreements that are independent of the 2019 Plan, 2021 Plan and 2022 Inducement Plan. The shares of restricted common stock pursuant to standalone restricted stock purchase agreements carried a purchase price equivalent of $0.01 per share. As of March 31, 2023 56,023 RSAs were unvested and outstanding.

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

The summary of restricted stock activity for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	3,015,387	$3.64
Granted	2,879,832	2.19
Vested and settled	(148,047)	0.55
Non-vested and unsettled at March 31, 2023	5,747,172	$2.96

The Company has recorded stock-based compensation expense related to the restricted stock of $1.5 million and $58 thousand for the three months ended March 31, 2023 and 2022, respectively. The Company has an aggregate $12.2 million of gross unrecognized restricted stock-based compensation expense as of March 31, 2023 remaining to be amortized over a weighted average period of 2.59 years.

9. Operating Leases

Leases classified as operating leases are included in operating lease right-of-use assets ("ROU"), operating lease liabilities, current portion and operating lease liabilities, net of current portion, in the Company's condensed consolidated balance sheets. Cash paid for operating lease liabilities was $0.2 million during the three months ended March 31, 2023 and 2022, respectively, which is included in operating cash flows. During the three months ended March 31, 2023 and 2022, the Company incurred $0.7 million and $0.2 in rent expense, respectively.

On February 2, 2023, the Company entered into a sublease agreement for approximately 17,729 square feet of office and laboratory space in the building located at 321 Harrison Avenue, Boston, Massachusetts. The sublease included a rent-free period, with rent payments commencing on May 24, 2023. Under the terms of the sublease, the sublessee is to pay the Company approximately $1.5 million in year one and $1.9 million per year thereafter, which is subject to a 3.0% annual rent increase, plus certain other costs under the sublease, such as operating expenses, taxes, insurance, property management fee and utilities. The Company remains jointly and severally liable under the head lease and accounts for the sublease as an operating lease. The lease term commenced on March 24, 2023 and is expected to end in March 2026. The sublessee has the option to extend the sublease for a one-year period on the same terms and conditions as the current sublease, subject to a change in base rent for the extended period equal to a 3% increase to the then current rent. Upon execution of the sublease agreement, the sublessee provided the Company a security deposit of $0.4 million which is held in the form of a letter of credit. During the three months ended March 31, 2023, the Company recognized sublease income of $38 thousand.

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Lease cost
Operating lease cost	$656	$—
Short-term lease cost	488	165
Total	$1,144	$165

Variable lease costs primarily relate to common area costs and other operating costs, which are assessed based on the Company’s proportionate share of such costs for the leased premises. Variable lease expense for the three months ended March 31, 2023 and 2022, respectively, was not material.

The weighted-average remaining lease term and weighted-average discount rate for operating leases were:

As of March 31, 2023
Weighted-average remaining lease term (in years)	9.70
Weighted-average discount rate	9.40%

10. Income Taxes

The Company’s effective tax rate from continuing operations was 0% for the three months ended March 31, 2023 and 2022. The Company has not recorded a federal income tax provision for the three months ended March 31, 2023 and 2022. The Company recorded a nominal state and local income tax provision for the three months ended March 31, 2023 and 2022.

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

11. Net Loss per Common Share

Basic and diluted net loss per common share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(19,243)	$(31,380)
Denominator:
Weighted-average common shares outstanding, basic and diluted	35,351,671	32,316,689
Net loss per share, basic and diluted	$(0.54)	$(0.97)

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

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per common share due to their anti-dilutive effect:

	March 31,
	2023	2022
Stock options outstanding	5,706,777	6,166,516
Unvested restricted stock awards and units	5,747,172	2,600,538
Stock options available for issuance	600,127	620,084
Employee stock purchase plan	1,103,624	752,524
Total	13,157,700	10,139,662

12. Related Parties

The Company was founded out of Dr. Thomas Gajewski’s laboratory at the University of Chicago. In 2020, the Company entered into the License Agreement with the University of Chicago, as well as a sponsored research agreement. During the three months ended March 31, 2023 and 2022, the Company did not incur expenses related to the University License Agreement. Refer to Note 6 for additional discussion.

Pfizer owns more than 10% of the Company and is considered the principal owner of the Company. On October 6, 2022, the Company entered into the A&R License Agreement with Pfizer, which amends and restates the Pfizer License Agreement. During the three months ended March 31, 2023, in accordance with the terms of the A&R License Agreement, the Company paid $8.0 million to Pfizer in January 2023 and issued 1,811,594 shares of its common stock in March 2023. The Company did not incur any expenses related to Pfizer for the three months ended March 31, 2022. Refer to Note 6 for additional discussion.

The Company and Alloy formed a joint venture company, Voxall Therapeutics, LLC (“Voxall”) to leverage the Company’s technology and Alloy’s ATX-Gx™ platform and antibody discovery services. During the three months ended March 31, 2023 and 2022, the Company did not incur expenses related to Voxall. Refer to Note 5 for additional discussion.

13. Commitments and Contingencies

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

14. Subsequent Event

ATM

On April 3 and April 4, 2023, the Company completed the sale of an aggregate of 1,001,208 shares of common stock under the at-the-market ("ATM") offering program, with an average gross sale price of $6.30 per share, resulting in gross proceeds of $6.3 million. The Company paid commissions of $0.2 million to the placement agent under the ATM offering program. The issuance and sale of common stock under the ATM offering program is made pursuant to our registration statement on Form S-3 (file number 333-268100), which was declared effective by the SEC on November 14, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our (1) unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2022, included in our Annual Report on Form 10-K , filed with the Securities and Exchange Commission, or the SEC, on March 22, 2023. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Pyxis Oncology,” the “Company,” “we,” “us,” and “our” refer to Pyxis Oncology, Inc. and its subsidiaries.

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

Pipeline

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

In December 2022, we announced clearance of our IND by the FDA for PYX-201 to initiate a Phase 1 clinical trial. During the first quarter of 2023, we announced dosing of the first subject in a Phase 1 trial of PYX-201, referred to as PYX-201-101. PYX-201-101 is an open-label, multicenter, dose-escalation trial designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary efficacy of PYX-201 and identify recommended doses for further study. Patients with relapsed or refractory solid tumors, including non-small cell lung cancer, or NSCLC, hormone receptor positive breast cancer, ovarian cancer, thyroid cancer, pancreatic ductal adenocarcinoma, or PDAC, soft tissue sarcoma, or STS, hepatocellular carcinoma, or HCC, and kidney cancer are eligible to enroll. In May 2023, the FDA granted Orphan Drug Designation, or ODD, for PYX-201 in pancreatic cancer.

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

In December 2022, we announced clearance of our IND by the FDA for PYX-106 to initiate a Phase 1 clinical trial. During the first quarter of 2023, we began activating clinical trial sites and are currently screening patients for enrollment in the Phase 1 trial, referred to as PYX-106-101 . PYX-106-101 is a first-in-human, Phase 1, multicenter, open-label dose escalation trial designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and preliminary efficacy of PYX-106 in patients with relapsed or refractory solid tumors. This Phase 1 dose escalation trial includes patients who have developed solid tumors and disease progression through standard therapy and patients for whom standard of care therapy that prolongs survival is unavailable or unsuitable. This trial will enroll patients with solid tumors including non-small cell lung cancer without driver mutations/translocations, breast cancer, endometrial cancer, thyroid cancer, kidney cancer, cholangiocarcinoma, bladder cancer, colorectal cancer, and head and neck squamous cell carcinoma, or HNSCC. We anticipate dosing patients in the second quarter of 2023.

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

We have incurred significant operating losses since our inception. We reported net losses of $19.2 million and $31.4 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $231.7 million, net equity of $152.2 million, and cash, cash equivalents, and short-term investments of $149.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses and capital expenditures will increase substantially in connection with our ongoing activities.

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
•
the costs of acquiring, developing, and manufacturing and testing clinical and preclinical materials, including costs incurred under agreements with contract development and manufacturing organizations, or CDMOs;
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

Our direct external research and development expenses consist of costs that include fees, reimbursed materials and other costs paid to consultants, contractors, CDMOs and CROs in connection with our preclinical and clinical activities. We do not allocate employee costs, costs associated with our discovery efforts, laboratory supplies, and facilities expenses, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple programs and our platform and, as such, are not separately classified.

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

Other Income, Net

Other income, net primarily consists of interest earned on our invested cash and cash equivalent balances, accretion of discounts associated with our marketable debt securities and sublease income under the 321 Harrison Avenue sublease that commenced in March 2023.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022	Change
Operating expenses:
Research and development	$11,901	$20,071	$(8,170)
General and administrative	9,053	11,318	(2,265)
Total operating expenses:	20,954	31,389	(10,435)
Loss from operations	(20,954)	(31,389)	10,435
Other income, net:
Interest and investment income	1,673	9	1,664
Sublease income	38	—	38
Total other income, net	1,711	9	1,702
Net loss	$(19,243)	$(31,380)	$12,137

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022	Change
Research and development program expenses	$3,243	$15,898	$(12,655)
Personnel-related expenses including stock-based compensation	6,740	2,683	4,057
Other research and development expenses	1,918	1,490	428
Total research and development expenses	$11,901	$20,071	$(8,170)

Research and development expenses decreased by $8.2 million, from $20.1 million for the three months ended March 31, 2022 to $11.9 million for the three months ended March 31, 2023. The program expenses decreased by $12.7 million was primarily due to decreases in licensing fees of $10.0 million related to the Biosion License Agreement, contract manufacturing costs of $3.0 million and preclinical costs of $1.1 million offset by increase in clinical trial related expense of $1.4 million. Personnel-related expenses including stock-based compensation increased by $4.1 million was primarily due to an increase in headcount to support our research and development activities.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022	Change
Personnel-related expenses including stock-based compensation	$5,301	$5,469	$(168)
Professional and consultant fees	2,467	4,549	(2,082)
Facilities, insurance and other costs	1,285	1,300	(15)
Total general and administrative expenses	$9,053	$11,318	$(2,265)

General and administrative expenses decreased by $2.3 million, from $11.3 million for the three months ended March 31, 2022 to $9.1 million for the three months ended March 31, 2023. The decrease in the general and administrative expenses is mainly due to reduction in professional and consultant fees by $2.1 million primarily due to higher legal, professional, recruiting and consulting fees in the prior comparable period mainly related to build-out of our general and administrative function.

Other Income, net

Other income, net for the three months ended March 31, 2023 and 2022 was $1.7 million and $9 thousand, respectively. The increase was primarily due to higher interest rates on our deposits and money market funds, accretion of discounts on our marketable debt securities, and sublease income.

Liquidity and Capital Resources

We had cash, cash equivalents, and short-term investments of $149.3 million as of March 31, 2023. For the three months ended March 31, 2023 and 2022, we had net losses of $19.2 million and $31.4 million, respectively. As of March 31, 2023, we had an accumulated deficit of $231.7 million.

On November 1, 2022, we filed a registration statement on Form S-3 with the SEC for the issuance of common stock, preferred stock, warrants, debt securities, rights and units up to an aggregate of $250.0 million. On November 14, 2022, the registration statement was declared effective by the SEC. The registration statement includes an ATM offering program for the sale of up to $125.0 million of shares of our common stock. On April 3 and April 4, 2023, the Company completed the sale of an aggregate of 1,001,208 shares of common stock under the ATM offering program, with an average gross sale price of $6.30 per share, resulting in gross proceeds of $6.3 million. The Company paid commissions of $0.2 million to the placement agent under the ATM offering program.

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

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(26,841)	$(27,679)
Net cash used in investing activities	(99,393)	(146)
Net cash provided by financing activities	—	176
Net (decrease) increase in cash, cash equivalents and restricted cash	$(126,234)	$(27,649)

Operating Activities

During the three months ended March 31, 2023, net cash used in operating activities was $26.8 million, which consisted of our net loss of $19.2 million and a net change in our operating assets and liabilities of $12.2 million, partially offset by non-cash charges of $4.6 million. The non-cash charges of $4.6 million was primarily due to $4.9 million in stock-based compensation and $0.6 million of accretion of discounts on marketable debt securities. The net change in our operating assets and liabilities was primarily due to a decrease of $13.3 million in accrued expenses, which relates to a one-time payment of $8.0 million made to Pfizer in January 2023 pursuant to the Pfizer A&R License Agreement, in addition to routine changes in working capital resulting from the timing of payments to our service providers.

During the three months ended March 31, 2022, net cash used in operating activities was $27.7 million, which consisted of our net loss of $31.4 million and a net change in our operating assets and liabilities of $0.1 million, partially offset by non-cash charges of $3.8 million. The non-cash charges of $3.8 million was primarily due to $3.4 million in stock-based compensation. The net change in our operating assets and liabilities was primarily due to a decrease of $9.9 million in accounts payable, which is primarily due to the $9.6 million payment made pursuant to the LegoChem License Agreement and accrual of $10.0 million of license fees pursuant to Biosion License Agreement.

Investing Activities

During the three months ended March 31, 2023, net cash used in investing activities was $99.4 million, which consisted primarily of purchases of marketable debt securities of $95.0 million and leasehold improvement of $4.4 million.

Net cash used in investing activities was $0.1 million during the three months ended March 31, 2022, due to purchases of property and equipment.

Financing Activities

Cash flows from financing activities consist primarily of proceeds from exercise of stock options.

Outlook

As of March 31, 2023, we had approximately $149.3 million in cash, cash equivalents, and short-term investments. Based on our current operating plan, we estimate that our existing cash, cash equivalents, and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the first half of calendar year 2025. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expect.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of March 31, 2023, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods.

We lease an office and laboratory space in Boston, Massachusetts with lease payments continue through December 31, 2032, and have scheduled rent increases each year of 3%. Additionally, we sublease 17,729 square feet of office and laboratory space in the building located at 321 Harrison Avenue, Boston, Massachusetts. The remaining contractual fixed lease payments, net of sublease payments, over the term of the lease net of tenant improvement allowance aggregate to $27.3 million.

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

We also enter into contracts in the normal course of business with CDMOs, CROs, and other third parties for preclinical work and clinical development related work. These contracts do not contain minimum purchase commitments and are cancelable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation. These payments are not included in the contractual obligations above as the amount and timing of such payments are not known.

Off-Balance Sheet Arrangements

We did not have during the years presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of unaudited condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

Other than the new accounting policy for "Investments", detailed below, there have been no other changes to the Company’s significant accounting policies, significant judgments and estimates disclosed in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2023.

Investments

Short-term investments consist of U.S. Treasury securities with original maturities greater than three months. The Company may sell investments at any time for use in current operations even if the investments have not yet reached maturity. As a result, the Company classifies its investments as current assets. All investments have been classified as available-for-sale marketable debt securities. Marketable debt securities are recorded at fair value, with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit) and a component of total comprehensive loss in the condensed consolidated statements of operations and comprehensive loss, until realized. The fair value of these securities is determined based upon quoted market prices or pricing models for similar securities at period end. Premiums paid or discounts received at the time of purchase of marketable securities, are amortized to interest and investment income over the terms of the related securities. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

At each reporting date the Company will evaluate available-for-sale marketable debt securities in an unrealized loss position, using the discounted cash flow model, to determine whether the unrealized loss or any potential credit losses should be recognized in net loss. For available-for-sale marketable debt securities in an unrealized loss position, the Company will assess (i) whether it intends to sell, or (ii) it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If the aforementioned criteria is met, such marketable debt security’s amortized cost basis will be written down to its fair value through earnings along with any existing allowance for credit losses. For available-for-sale marketable debt securities that do not meet this criteria, the Company will evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, underlying credit ratings, and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded as an allowance in interest income.

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

We are a clinical stage biopharmaceutical company with a limited operating history. Since our inception, we have incurred significant operating losses. We reported net losses of $19.2 million and $31.4 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 we had an accumulated deficit of $231.7 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests. As such, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory licensure and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing licensure for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, procuring clinical- and commercial-scale manufacturing, successfully completing preclinical studies and clinical trials of our product candidates, establishing arrangements with third parties for the conduct of our clinical trials, obtaining marketing licensure for our product candidates, manufacturing, marketing and selling any products for which we may obtain marketing licensure, discovering or obtaining rights to additional product candidates, identifying collaborators to develop product candidates we identify or additional uses of existing product candidates and successfully completing development of product candidates for our collaboration partners.

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

As of March 31, 2023, we had approximately $149.3 million in cash, cash equivalents, and short-term investments. Based on our current operating plan, we estimate that our existing cash, cash equivalents, and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the first half of calendar year 2025. Our estimate as to how long we expect to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Our estimated addressable markets and market opportunities for our product candidates are based on a variety of inputs, including data published by third parties, our own market insights and internal market intelligence, and internally generated data and assumptions. We have not independently verified any third-party information and cannot be assured of its accuracy or completeness. Market opportunity estimates, whether obtained or derived from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove not to be accurate. Although we believe our market opportunity estimates are reasonable, such information is inherently imprecise. In addition, our assumptions and estimates of market opportunities are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including but not limited to those described in this Quarterly Report on Form 10-Q. If this third-party or internally generated data prove to be inaccurate or if we make errors in our assumptions based on that data, our actual market may be more limited than we estimate it to be. In addition, these inaccuracies or errors may cause us to misallocate capital and other critical business resources, which could harm our business.

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

We may seek Orphan Drug Designation for one or more of our current or future product candidates. For example, in May 2023, the FDA granted Orphan Drug Designation, or ODD, for PYX-201 in pancreatic cancer. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs or biological products for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug or biological product. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants Orphan Drug Designation, the identity of the drug or biological product and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and licensure process.

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

In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect results of our future operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. See Part I, Item 1, Government Regulation – Other Healthcare Laws - Healthcare Reform of our Annual Report on Form 10-K for the year ended December 31, 2022 for additional detail on recent healthcare reform efforts that could affect our operations.

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

As of May 10, 2023, we had 73 full-time employees. As our development and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

We currently have no marketing, sales, or distribution infrastructure and we intend to either establish a sales and marketing infrastructure or outsource this function to a third party. Either of these commercialization strategies carries substantial risks to us.

We currently have no marketing, sales, and distribution capabilities because all our product candidates are still in preclinical or clinical development. If any of our product candidates complete clinical development and are approved, we intend to either establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates in a legally compliant manner, or to outsource this function to a third party. There are risks involved if we decide to establish our own sales and marketing capabilities or enter into arrangements with third parties to perform these services. To the extent that we enter into collaboration agreements with respect to marketing, sales or distribution, our product revenue may be lower than if we directly marketed or sold any approved products. Such collaborative arrangements with partners may place the commercialization of our products outside of our control and would make us subject to a number of risks, including that we may not be able to control the amount or timing of resources that our collaborative partner devotes to our products or that our collaborator’s willingness or ability to complete its obligations, and our obligations under our arrangements may be adversely affected by business combinations or significant changes in our collaborator’s business strategy.

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
•
interruption of, or delays in receiving, supplies of our product candidates from our CDMOs due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;
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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC, and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

We may be unable to establish agreements with third party contract development and manufacturing organizations, or CDMO, or to do so on acceptable terms. Even if we are able to establish agreements with CDMOs, reliance on them entails additional risks, including:

•
reliance on the CDMO for regulatory, compliance and quality assurance;
•
the possible breach of the manufacturing agreement by the CDMO;
•
the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•
the possible termination or nonrenewal of the agreement by the CDMO at a time that is costly or inconvenient for us.

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

The CDMOs we retain may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. Our failure, or the failure of our CDMOs, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of license, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing licensure. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If our current CDMOs cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement manufacturer or be able to reach agreement with any alternative manufacturer.

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

Our CDMOs may be unable to successfully scale-up manufacturing of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing our product candidates and commercializing approved products, if any.

In order to conduct clinical trials of our product candidates, we will need to manufacture them in large quantities. Quality issues may arise during scale-up activities. Our reliance on a limited number of CDMOs, the complexity of drug manufacturing and the difficulty of scaling up a manufacturing process could cause the delay of clinical trials, regulatory submissions, required licensure, or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our product candidates successfully. Furthermore, if our CDMOs fail to deliver the required commercial quality and quantities of materials on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement CDMOs capable of production in a timely manner at a substantially equivalent cost, then testing and clinical trials of that product candidate may be delayed or infeasible, and regulatory licensure or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

Our stock price is highly volatile. As a result of this volatility, investors may not be able to sell their common stock at or above the price they purchased their common stock. The market price for our common stock may be influenced by many factors, including the other risks described in this section as well as and the following:

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

As of May 10, 2023, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially own approximately 39.7% of our outstanding common stock. As a result, these stockholders, if acting together, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

An emerging growth company may take advantage of specified reduced reporting requirements and other burdens that are otherwise applicable generally to public companies. These provisions include:

•
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Initial Public Offering

Our initial public offering of common stock, or the IPO, was effected through a Registration Statement on Form S-1 (File No. 333-259627) that was declared effective by the SEC on October 7, 2021. We issued and sold in aggregate 10,500,000 shares of common stock, at a public offering price of $16.00 per share, for net proceeds of $152.3 million after deducting underwriting discounts, commissions and other offering costs of $15.7 million. BofA Securities, Inc., Jefferies LLC, Credit Suisse Securities (USA) LLC, William Blair & Company, L.L.C. and LifeSci Capital LLC acted as underwriters for the offering. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any of our affiliates. We have invested the net proceeds from the IPO in a money market fund.

Our planned use of the net proceeds from the IPO as described in our final prospectus filed with the SEC on October 8, 2021 has changed due to the re-prioritization of our pipeline and re-focusing of our development efforts on our two most advanced programs, PYX-201 and PYX-106, while pausing the development of PYX-203 and ceasing the development of PYX-202. As a result, we currently expect to use our cash and cash equivalents, which include the net proceeds from our IPO, to advance the clinical development of PYX-201 and PYX-106, as well as for general corporate purposes.

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

Pyxis Oncology, Inc.

Date: May 11, 2023	By:	/s/ Lara Sullivan
Lara Sullivan, M.D.
President and Chief Executive Officer

	By:	/s/ Pamela Connealy
Pamela Connealy
Chief Financial Officer and Chief Operating Officer