Form 10-Q
period 2023-06-30
Pyxis Oncology, Inc.
filed 2023-08-11
CIK 1782223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, the registrant had 39,526,842 shares of common stock, $0.001 par value per share, outstanding.

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
•
We may be unable to complete pending strategic acquisitions or successfully integrate strategic acquisitions which could adversely affect our business and financial condition.
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
•
Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. If we breach our University of Chicago, Pfizer Inc., or Pfizer, or Biosion USA, Inc., or Biosion, license agreements or any of the other agreements under which we acquired, or will acquire, intellectual property rights covering our product candidates, we could lose the ability to continue the development and commercialization of the related product candidate(s).
•
We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, a disruption of our business operations, including our clinical trials, harm to our reputation, and other adverse effects on our business or prospects.
•
Our internal computer systems, or those of any of our existing or future contract research organizations, or CROs, manufacturers, other contractors, consultants, or collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of or destruction of our proprietary and confidential data, employee data or personal data, which could result in additional costs, significant liabilities, harm to our reputation and material disruption of our operations.
•
If the market opportunities for any product that we develop are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$25,898	$179,293
Marketable debt securities, short-term	116,765	—
Restricted cash	1,472	1,472
Prepaid expenses and other current assets	5,169	5,847
Total current assets	149,304	186,612
Property and equipment, net	12,643	11,165
Operating lease right-of-use assets	13,283	13,602
Total assets	$175,230	$211,379
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,305	$7,097
Accrued expenses and other current liabilities	7,393	24,537
Operating lease liabilities, current portion	527	—
Total current liabilities	9,225	31,634
Operating lease liabilities, net of current portion	20,730	18,921
Total liabilities	29,955	50,555
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 190,000,000 shares authorized; 39,414,292 and 35,110,016 shares issued as of June 30, 2023 and December 31, 2022, respectively, 39,376,941 and 34,958,730 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	39	34
Additional paid-in capital	392,900	373,225
Accumulated other comprehensive loss	(85)	—
Accumulated deficit	(247,579)	(212,435)
Total stockholders’ equity	145,275	160,824
Total liabilities and stockholders’ equity	$175,230	$211,379

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$11,391	$17,170	$23,292	$37,241
General and administrative	6,730	8,556	15,783	19,874
Total operating expenses	18,121	25,726	39,075	57,115
Loss from operations	(18,121)	(25,726)	(39,075)	(57,115)
Other income, net:
Interest and investment income	1,656	164	3,329	173
Sublease income	564	—	602	—
Total other income, net	2,220	164	3,931	173
Net loss	$(15,901)	$(25,562)	$(35,144)	$(56,942)
Net loss per common share - basic and diluted	$(0.41)	$(0.79)	$(0.95)	$(1.76)
Weighted average shares of common stock outstanding - basic and diluted	38,389,123	32,451,610	36,878,787	32,384,522
Other comprehensive loss:
Net unrealized loss on marketable debt securities	(781)	—	(85)	—
Other comprehensive loss	(781)	—	(85)	—
Comprehensive loss	$(16,682)	$(25,562)	$(35,229)	$(56,942)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2022	34,958,730	$34	$373,225	$—	$(212,435)	$160,824
Issuance of common stock to Pfizer Inc. (Refer to Note 6)	1,811,594	2	4,998	—	—	5,000
Vesting of restricted common stock	148,047	1	1	—	—	2
Stock-based compensation	—	—	4,884	—	—	4,884
Net unrealized gains/(losses) on marketable debt securities	—	—	—	696	—	696
Net loss	—	—	—	—	(19,243)	(19,243)
Balance at March 31, 2023	36,918,371	$37	$383,108	$696	$(231,678)	$152,163
Shares issued pursuant to at-the-market ("ATM") program, net of commission	1,001,208	1	6,121	—	—	6,122
Stock options exercised	20,496	—	3	—	—	3
Vesting of restricted common stock	1,436,866	1	—	—	—	1
Stock-based compensation	—	—	3,668	—	—	3,668
Net unrealized gains/(losses) on marketable debt securities	—	—	—	(781)	—	(781)
Net loss	—	—	—	—	(15,901)	(15,901)
Balance at June 30, 2023	39,376,941	$39	$392,900	$(85)	$(247,579)	$145,275

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2021	32,222,881	$32	$352,999	$—	$(91,718)	$261,313
Stock options exercised	51,118	—	176	—	—	176
Vesting of restricted common stock	100,908	—	1	—	—	1
Stock-based compensation	—	—	3,404	—	—	3,404
Net loss	—	—	—	—	(31,380)	(31,380)
Balance at March 31, 2022	32,374,907	$32	$356,580	$—	$(123,098)	$233,514
Stock options exercised	13,720	—	1	—	—	1
Vesting of restricted common stock	95,256	—	—	—	—	—
Stock-based compensation	—	—	4,013	—	—	4,013
Net loss	—	—	—	—	(25,562)	(25,562)
Balance at June 30, 2022	32,483,883	$32	$360,594	$—	$(148,660)	$211,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows (In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(35,144)	$(56,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	714	317
Stock-based compensation	8,552	7,417
Non-cash lease expense	319	548
Accretion of discount on marketable debt securities	(1,867)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	678	698
Accounts payable	(2,313)	(4,131)
Accrued expenses and other current liabilities	(11,147)	504
Operating lease liabilities	2,336	198
Net cash used in operating activities	(37,872)	(51,391)
Investing activities
Redemption of marketable debt securities	15,193	—
Purchase of marketable debt securities	(130,176)	—
Purchase of property and equipment	(6,665)	(275)
Net cash used in investing activities	(121,648)	(275)
Financing activities
Proceeds from shares issued under ATM, net of commission	6,122	—
Proceeds from the exercise of stock options	3	177
Net cash provided by financing activities	6,125	177
Net decrease in cash, cash equivalents, and restricted cash	(153,395)	(51,489)
Cash, cash equivalents and restricted cash at beginning of year	180,765	276,316
Cash, cash equivalents and restricted cash at end of period	$27,370	$224,827
Supplemental cash flow information:
Cash received for interest	$1,407	$157
Cash paid for taxes	$48	$—
Noncash investing and financing activities:
Property and equipment in accounts payable and accrued expenses	$3	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$(15,319)
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$25,898	$223,355
Restricted cash	1,472	1,472
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$27,370	$224,827

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

In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three and six months ended June 30, 2023 are not necessarily indicative of those expected for the year ending December 31, 2023 or for any future period. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2023.

Liquidity

As of June 30, 2023, the Company had an accumulated deficit of $247.6 million. The Company has incurred losses and negative cash flows from operations since inception, including net losses of $35.1 million and $56.9 million for the six months ended June 30, 2023 and 2022, respectively.

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

The Company currently expects that its existing cash, cash equivalents and short-term investments of $142.7 million as of June 30, 2023 will fund its operating expenses and capital requirements at least twelve months from the date these unaudited consolidated financial statements are issued. Additional funding may be necessary to fund future clinical and preclinical activities.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expense, and related disclosures. The Company regularly evaluates estimates and assumptions related to assets, liabilities, stock-based compensation, operating leases, assessment of the useful lives of property and equipment, marketable debt securities, and research and development costs, including clinical trial accruals. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and there may be changes to management’s estimates in future periods.

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

Concentration of Credit Risks

Financial instruments which potentially subject the Company to significant concentration of credit risk consist of cash and cash equivalents, restricted cash and short-term investments.

The Company invests its excess cash primarily in money market funds and highly liquid U.S. Treasury securities. The Company has adopted an investment policy that includes guidelines relative to credit quality, diversification and maturities to preserve principal and liquidity.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"), which amends the accounting related to contract assets and liabilities acquired in business combinations. ASU 2021-08 requires that entities recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively to businesses combinations occurring on or after the effective date of the amendment. Early adoption is permitted, including adoption in an interim period. On January 1, 2023, the Company adopted ASU 2021-08, which did not have a material effect on the Company's financial position, results of operations, or cash flows.

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

The following tables set forth the fair value of the Company’s financial instruments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements in accordance with the FASB ASC 820 hierarchy (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$23,491	$—	$—	$23,491
Marketable debt securities
U.S. Treasury securities	116,765	—	—	116,765
Total	$140,256	$—	$—	$140,256

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$177,279	$—	$—	$177,279
Restricted cash
Money market funds	1,472	—	—	1,472
Total	$178,751	$—	$—	$178,751

Money market funds and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, as they are valued using quoted prices in active markets. There were no transfers of financial instruments among Level 1, Level 2, and Level 3 during the periods presented.

4. Marketable Debt Securities

Marketable debt securities, all of which were classified as available-for-sale, consist of the following (in thousands):

	June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Marketable debt securities
U.S. Treasury securities	$116,850	$5	$(90)	$116,765
Total	$116,850	$5	$(90)	$116,765

As of December 31, 2022, the Company did not have marketable debt securities.

As of June 30, 2023, the remaining contractual terms of the U.S. Treasury securities are less than 12 months.

Interest and Investment Income

Interest and investment income consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$396	$164	$1,462	$173
Accretion of discount, net	1,260	—	1,867	—
Total interest and investment income	$1,656	$164	$3,329	$173

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

The Company accounted for the investment in Voxall under the equity method of accounting. Voxall has incurred losses since inception and the Company's share in the losses of Voxall was $0.1 million and $0 for the three and six months ended June 30, 2023 and 2022, respectively. The Company recognized its share of losses of Voxall only to the extent of the carrying value of its investment in Voxall and the promissory note issued by Voxall, which aggregated to $0.2 million and was recognized during the year ended December 31, 2021. The remaining unabsorbed loss will be offset against future income, if any. As the Company has no commitment to fund the losses of the equity method investment, the carrying value of the equity method investment has not been reduced below zero.

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

The Company assessed the milestone and royalty events under University License Agreement as of June 30, 2023 and 2022, and determined that no such amounts were required.

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

Further, pursuant to the A&R License Agreement, the Company is obligated to pay future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products at varying rates. The Company assessed the milestone and royalty events under A&R License Agreement as of June 30, 2023 and 2022, and determined that no such amounts were required.

LegoChem Biosciences, Inc. Agreements

In December 2020, the Company entered into a license agreement (the “LegoChem License Agreement”) and an opt-in, investment and additional consideration agreement (the “Opt-In Agreement”) with LegoChem Biosciences, Inc. (“LegoChem”). Pursuant to the LegoChem License Agreement, the Company obtained a worldwide (other than Korea) license for development and commercialization rights for LCB67, an ADC product candidate targeting DLK-1, and products containing the licensed compound. Additionally, the Company may purchase certain initial quantities of licensed products from LegoChem for an estimated cost of $7.0 million. No amounts were due and payable related to the manufacturing of the initial quantities of licensed product as of June 30, 2023.

Further, the Company is obligated to make future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products at varying rates. The Company assessed the milestone and royalty events under LegoChem License Agreement as of June 30, 2023 and 2022, and determined that no such amounts were required.

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

The Company assessed the milestone and royalty events involving Biosion as of June 30, 2023 and 2022 and determined that no such amounts were required.

7. Stockholders' Equity

Shelf Registration Statement and ATM Offering Program

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

Any shares offered and sold in the ATM offering will be issued pursuant to the Company’s effective shelf registration statement on Form S-3 and the related prospectus supplement. Under the ATM, the sales agents may sell shares of common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. The Company will pay the sales agents a commission rate of up to 3% of the gross sales proceeds of any shares sold and has agreed to provide the sales agents with customary indemnification, contribution and reimbursement rights. The ATM contains customary representations and warranties and conditions to the placements of the shares pursuant thereto.

During the six months ended June 30, 2023, the Company completed the sale of an aggregate of 1,001,208 shares of common stock under the ATM offering program with an average gross sale price of $6.30 per share, resulting in gross proceeds of $6.3 million. The Company paid commissions of $0.2 million to the placement agent under the ATM offering program.

Preferred Stock

There were no issued and outstanding shares of preferred stock as of June 30, 2023 and December 31, 2022.

Common Stock

Voting, dividend and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.

Voting—Each holder of outstanding shares of common stock shall be entitled to one vote in respect of each share.

Reserved Shares— The Company reserved the following shares of common stock for issuance:

	June 30, 2023	December 31, 2022
Stock options outstanding	5,304,271	5,720,415
Unvested restricted stock awards and units	3,803,103	3,015,387
Stock options available for issuance	1,475,856	1,697,166
Employee stock purchase plan	644,755	534,675
Total	11,227,985	10,967,643

8. Stock-Based Compensation

2022 Equity Inducement Plan

On July 1, 2022, the Company’s board of directors approved the 2022 Equity Inducement Plan (the “2022 Plan”), which became effective on that date. The 2022 Plan allows the Company to make equity-based incentive awards to its officers and employees without stockholder approval pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules, or any successor rule relating to inducement awards. Unless earlier terminated by the Board, 2022 Plan will terminate on the tenth anniversary of the effective date. The Company has initially reserved 1,400,000 shares of its common stock for the issuance of awards under the 2022 Plan. As of June 30, 2023, options to purchase 447,018 shares of common stock and 346,864 restricted stock units were outstanding under the 2022 Plan and 595,372 shares remained available for future issuance under the 2022 Plan.

2021 Equity and Incentive Plan

On September 27, 2021, the Company’s board of directors and stockholders approved the 2021 Equity and Incentive Plan (the “2021 Plan”), which became effective on October 7, 2021, when the Company’s registration statement was declared effective by the SEC. The 2021 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company has initially reserved 3,852,807 shares of its common stock for the issuance of awards under the 2021 Plan. The number of shares of common stock reserved for issuance under the 2021 Plan will automatically increase annually on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022, and continuing until (and including) the fiscal year ending December 31, 2031 by the lesser of (i) 5% of the total number of shares of common stock outstanding on December 31st of the immediately preceding fiscal year and (ii) the number of shares as may be determined by the board of directors. As a result of the evergreen provision of the 2021 Plan, the Company added an additional 1,755,501 shares of common stock to the 2021 Plan as of January 1, 2023. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive options under the 2021 Plan is 7,705,614. Unless earlier terminated by the Board, 2021 Plan will terminate on the tenth anniversary of the effective date. As of June 30, 2023, options to purchase 2,410,836 shares of common stock and 2,590,379 restricted stock units were outstanding under the 2021 plan and 771,662 shares remained available for future issuance under the 2021 plan.

2019 Equity Incentive Plan

In 2019, the Company established the 2019 Equity and Incentive Plan (the "2019 Plan"), under which the Company is allowed to grant options and restricted stock to its employees and non-employees. The maximum number of shares of common stock reserved for issuance under the 2019 Plan is 4,042,408 shares. Options granted under the 2019 Plan include incentive stock options that can be granted only to the Company’s employees and non-statutory stock options that can be granted to the Company’s employees, consultants, advisors and directors. The 2019 Plan also permits the Company to issue restricted stock awards. Unless earlier terminated by the Board, the 2019 Plan will terminate on the tenth anniversary of the effective date. As of June 30, 2023, options to purchase 2,446,417 shares of common stock and 828,511 restricted stock units were outstanding under the 2019 Plan and 108,822 shares remained available for future issuance under the 2019 Plan.

2021 Employee Stock Purchase Plan

On September 27, 2021, the Company’s board of directors and stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on October 7, 2021, when the Company’s registration statement was declared effective by the SEC. The 2021 ESPP initially reserved and authorized the issuance of up to a total of 424,595 shares of common stock to participating employees. The number of shares of common stock reserved for issuance under the ESPP will automatically increase annually on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022, and continuing until (and including) the fiscal year ending December 31, 2031 by the lesser of (i) 110,080 shares, (ii) 1% of the total number of shares of common stock outstanding on December 31st of the immediately preceding fiscal year and (iii) the number of shares as may be determined by the board of directors. As a result of the evergreen provision of the 2021 ESPP, the Company added an additional 110,080 shares of common stock to the 2021 ESPP as of January 1, 2023. No shares are issued under 2021 ESPP plan as of the date of issuance of these unaudited condensed consolidated financial statements. As of June 30, 2023, the authorized number of shares and shares available for issuance under the 2021 ESPP is 644,755.

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

The option repricing resulted in incremental stock-based compensation of $1.1 million, of which $0.1 million and $0.8 million was recorded as expense in the three and six months ended June 30, 2023, respectively. The remaining expense will be recognized over the requisite service period in which the stock options vest.

Stock Options

Stock options granted under the 2022 Plan, 2021 Plan and 2019 Plan (together, the “Plans”) to employees generally vest over four years and expire after 10 years.

The summary of stock option activity for the six months ended June 30, 2023 (in thousands, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	5,720,415	$9.68		8.8	$72
Granted	77,901	3.82
Exercised	(20,496)	0.28
Expired	(81,151)	5.46
Forfeited	(392,398)	10.93
Outstanding at June 30, 2023	5,304,271	$7.74	(1)	7.9	$1,041	(1)
Options exercisable at June 30, 2023	2,659,673	$7.53	(1)	7.2	$348	(1)

(1)	The weighted average exercise price and aggregate intrinsic value as of June 30, 2023 reflect the impact of the stock option repricing discussed above.

The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2023 was $2.04 and $3.04 per share, respectively, and $2.22 and $4.93 per share, respectively, for the three and six months ended June 30, 2022. The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock of $2.56 per share as of June 30, 2023. The aggregate intrinsic value of stock options exercised during each of the three and six months ended June 30, 2023 was $0.1 million. For the three and six months ended June 30, 2022, the aggregate intrinsic value of stock options exercised was $42 thousand and $0.2 million, respectively.

The Company estimated the fair value of each option on the date of grant using the Black-Scholes option-pricing model applying the range of assumptions in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected volatility	97.11%	101.14% - 101.63%	97.11% - 97.82%	98.05% - 101.66%
Risk-free interest rate	4.05%	2.53% - 3.34%	3.58% - 4.05%	1.6% - 3.34%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	6.08	6.08 - 6.11	6.08	6.08 - 6.11

Stock-based compensation expense related to stock options is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$1,104	$1,095	$2,347	$1,567
General and administrative	1,682	1,726	3,823	4,600
Total	$2,786	$2,821	$6,170	$6,167

The Company has an aggregate $16.6 million of unrecognized stock-based compensation expense as of June 30, 2023, remaining to be amortized over a weighted average period of 1.68 years. The Company has not recognized and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance related to its net deferred tax assets.

Restricted Stock Awards

Under the 2019 Plan, 2021 Plan and 2022 Inducement Plan, the Company issued 2,888,142 restricted stock units ("RSUs") to employees and non-employees. Compensation costs related to these RSUs were recorded based on the Company's stock price on the date of issuance and amortized over the service period. Under the 2019 Plan, 2021 Plan and 2022 Inducement Plan, the Company has 70 days to settle the RSUs once vested.

Additionally, the Company issued certain shares of restricted common stock ("RSA") to the employee co-founders and certain non-employee consultants in 2019. The shares of restricted common stock were issued pursuant to standalone restricted stock purchase agreements that are independent of the 2019 Plan, 2021 Plan and 2022 Inducement Plan. The shares of restricted common stock pursuant to standalone restricted stock purchase agreements carried a purchase price equivalent of $0.01 per share. As of June 30, 2023, 37,349 RSAs were unvested and outstanding.

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

The summary of restricted stock activity for the six months ended June 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested and unsettled at January 1, 2023	3,015,387	$3.64
Granted	2,888,142	2.19
Forfeited	(515,513)	3.68
Vested and settled	(1,584,913)	3.30
Non-vested and unsettled at June 30, 2023	3,803,103	$2.72

The Company has recorded stock-based compensation expense related to the restricted stock awards of $0.9 million and $1.2 million for the three months ended June 30, 2023 and 2022, respectively, and $2.4 million and $1.2 million for the six months ended June 30, 2023 and 2022, respectively. The Company has an aggregate $9.4 million of gross unrecognized restricted stock-based compensation expense as of June 30, 2023 remaining to be amortized over a weighted average period of 2.90 years.

9. Operating Leases

Leases classified as operating leases are included in operating lease right-of-use assets ("ROU"), operating lease liabilities, current portion and operating lease liabilities, net of current portion, in the Company's condensed consolidated balance sheets. Cash paid for operating lease liabilities was $1.2 million and $0.6 million during the six months ended June 30, 2023 and 2022, respectively, which is included in operating cash flows.

On February 2, 2023, the Company entered into a sublease agreement for approximately 17,729 square feet of office and laboratory space in the building located at 321 Harrison Avenue, Boston, Massachusetts. The sublease included a rent-free period, with rent payments commencing on May 24, 2023. Under the terms of the sublease, the sublessee is to pay the Company approximately $1.5 million in year one and $1.9 million per year thereafter, which is subject to a 3.0% annual rent increase, plus certain other costs under the sublease, such as operating expenses, taxes, insurance, property management fee and utilities. The Company remains jointly and severally liable under the head lease and accounts for the sublease as an operating lease. The lease term commenced on March 24, 2023 and is expected to end in March 2026. The sublessee has the option to extend the sublease for a one-year period on the same terms and conditions as the current sublease, subject to a change in base rent for the extended period equal to a 3% increase to the then current rent. Upon execution of the sublease agreement, the sublessee provided the Company a security deposit of $0.4 million which is held in the form of a letter of credit. The Company recognized sublease income of $0.6 million for both the three and six months ended June 30, 2023.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease cost
Operating lease cost	$663	$732	$1,319	$732
Variable lease cost	230	39	288	104
Short-term lease cost	—	387	488	576
Total lease cost	$893	$1,158	$2,095	$1,412

Variable lease costs primarily relate to common area costs and other operating costs, which are assessed based on the Company’s proportionate share of such costs for the leased premises.

The weighted-average remaining lease term and weighted-average discount rate for operating leases were:

As of June 30, 2023
Weighted-average remaining lease term (in years)	9.40
Weighted-average discount rate	9.40%

10. Income Taxes

The Company’s effective tax rate from continuing operations was 0% for the three and six months ended June 30, 2023 and 2022. The Company has not recorded a federal income tax provision for the three and six months ended June 30, 2023 and 2022. The Company recorded a nominal state and local income tax provision for the three and six months ended June 30, 2023 and 2022.

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

11. Net Loss per Common Share

Basic and diluted net loss per common share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(15,901)	$(25,562)	$(35,144)	$(56,942)
Denominator:
Weighted-average common shares outstanding, basic and diluted	38,389,123	32,451,610	36,878,787	32,384,522
Net loss per share, basic and diluted	$(0.41)	$(0.79)	$(0.95)	$(1.76)

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

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per common share due to their anti-dilutive effect:

	June 30,
	2023	2022
Stock options outstanding	5,304,271	5,752,526
Unvested restricted stock awards and units	3,803,103	2,960,980
Stock options available for issuance	1,475,856	532,631
Employee stock purchase plan	644,755	534,675
Total	11,227,985	9,780,812

12. Related Parties

The Company was founded out of Dr. Thomas Gajewski’s laboratory at the University of Chicago. In 2020, the Company entered into the License Agreement with the University of Chicago, as well as a sponsored research agreement. During the three and six months ended June 30, 2023 and 2022, the Company did not incur expenses related to the University License Agreement. Refer to Note 6 for additional discussion.

Pfizer owns more than 10% of the Company and is considered the principal owner of the Company. During the three and six months ended June 30, 2023 and 2022, the Company did not incur expenses related to Pfizer. Refer to Note 6 for additional discussion.

The Company and Alloy formed a joint venture company, Voxall Therapeutics, LLC (“Voxall”) to leverage the Company’s technology and Alloy’s ATX-Gx™ platform and antibody discovery services. During the three and six months ended June 30, 2023 and 2022, the Company did not incur expenses related to Voxall. Refer to Note 5 for additional discussion.

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

14. Pending Acquisition

On May 23, 2023, the Company, Ascent Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of the Company, or Merger Sub, and Apexigen, Inc., or Apexigen, entered into a definitive agreement for the Company to acquire Apexigen, or the Merger Agreement. Under the terms of the Merger Agreement, each outstanding share of Apexigen's common stock, par value $0.0001 per share, or Apexigen common stock, that is issued and outstanding immediately prior to the effective time of the acquisition (other than: (i) treasury shares, and (ii) any shares of Apexigen common stock held directly by the Company or Merger Sub) will automatically be converted into the right to receive 0.1725 shares of common stock, par value $0.001 per share, of the Company.

Upon completion of the acquisition, it is expected that the Company’s stockholders and certain other equity holders will own approximately 90% of the combined company’s outstanding common stock and Apexigen’s stockholders and certain other equityholders will own approximately 10% of the combined company’s outstanding common stock.

The transaction is subject to satisfaction of customary closing conditions, including approval from Apexigen stockholders. The transaction is expected to close later in August 2023.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “to be,” “will,” “would,” or the negative or plural of these words, or similar expressions or variations, although not all forward-looking statements contain these words. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those expressed or implied by these forward-looking statements.

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

Our portfolio consists of both ADC and IO product candidates. Our pipeline is balanced across programs with an emphasis on solid tumors. We in-licensed two ADC programs in March 2021 from Pfizer and one IO program from Biosion in March 2022. We have additional preclinical mAb discovery programs derived from work at the laboratory of Dr. Thomas Gajewski. We retain full worldwide development and commercialization rights to all our product candidates, with the exception of PYX-106 in Greater China (mainland China, Hong Kong, Macau and Taiwan). In December 2022, we announced clearance of our investigational new drug applications, or INDs, by the U.S. Food and Drug Administration, or FDA, for PYX-201 and PYX-106. We are enthusiastic to have transitioned to a clinical stage oncology company and plan to leverage our team’s experience to execute our clinical trials with the aim of providing patients safer and more efficacious treatment options.

Recent Developments

Pending Acquisition of Apexigen, Inc.

On May 23, 2023, we entered into an Agreement and Plan of Merger, or the Merger Agreement, by and among us, Ascent Merger Sub Corp., a Delaware corporation and our wholly-owned subsidiary, or Merger Sub, and Apexigen, Inc., a Delaware corporation, or Apexigen, pursuant to which, subject to the terms and conditions set forth therein, Merger Sub will merge with and into Apexigen, with Apexigen surviving such merger as our wholly-owned subsidiary.

Apexigen is a clinical-stage biopharmaceutical company focused on discovering and developing antibody therapeutics for oncology, with an emphasis on novel targets that harness the patient’s immune system to treat cancer. Apexigen and its licensees are researching and developing several therapeutics that were discovered using Apexigen’s antibody-discovery platform, APXiMAB. Apexigen has one clinical-stage candidate, sotigalimab, or sotiga, that it is developing. Apexigen also has several preclinical and research stage antibodies Apexigen discovered using Apexigen’s APXiMAB platform that Apexigen is not currently advancing. Apexigen’s licensees are advancing five product candidates in clinical development that were discovered using APXiMAB.

Upon completion of the merger, it is expected that our stockholders and certain other equity holders will own approximately 90% of the combined company’s outstanding common stock and Apexigen’s stockholders and certain other equityholders will own approximately 10% of the combined company’s outstanding common stock. Our Board of Directors, or the Board, approved a prospective increase in the size of the Board to seven members, with such increase being contingent upon, and to be effective concurrent with, completion of the merger. Pursuant to the terms of the Merger Agreement, the Board also approved on a prospective basis the appointment of Jakob Dupont, M.D., as a director to fill the vacancy created by that action. Dr. Dupont’s appointment is contingent on, and to be effective concurrent with, completion of the merger.

In evaluating the Merger Agreement and the merger, the Board held numerous meetings and consulted with its management, accounting and legal advisors and considered a number of positive factors in favor of the merger, including but not limited to the following (not necessarily in order of relative importance):

1.
The potential long-term strategic benefits of the merger, including:
a.
The combined company’s ability to leverage Apexigen’s antibody-discovery platform, APXiMAB, to use with our Flexible Antibody Conjugation Technology Platform, or FACT Platform, licensed from Pfizer, to support and potentially accelerate our existing ADC initiatives and the combined company’s capability to design and produce novel next-generation ADC candidates with improved potency, stability and tolerability;
b.
The potential value provided to the combined company by acquiring sotiga, a Phase II CD40 agonist that has been evaluated in more than 500 patients in clinical trials and demonstrated strong activity, including rapid, deep and durable responses and a favorable tolerability profile, across multiple difficult-to-treat tumor types. In a Phase II trial, sotiga in combination with nivolumab has demonstrated strong activity in melanoma patients who are refractory to anti-PD-(L)1, with a 15.2% partial response rate and a 30.3% stable disease rate along with a favorable tolerability profile. The expansion of the combined company’s clinical pipeline focused on multiple difficult-to-treat tumors is displayed below:

and

c.
The benefit to the combined company of Apexigen’s royalty stream from antibody licensing and its potential to increase in value as the related clinical assets advance through their respective clinical and commercial pathways. The aggregate payments received by Apexigen from these relationships as of June 30, 2023 included milestone payments of approximately $3.6 million, upfront or execution payments of approximately $1.9 million, and other service-related payments of approximately $0.3 million. Apexigen had also recorded $6.7 million in deferred revenue relating to certain royalty payments made under Apexigen’s antibody candidate discovery and development agreement with ESBATech AG as of June 30, 2023.

2.
Our ability to maintain our cash runway into the first half of 2025 while continuing to anticipate preliminary data, including biomarker results and early signs of potential clinical activity, from our Phase 1 trials of PYX-106 in late 2023 and PYX-201 in early 2024.

The Board also considered various risks associated with Apexigen and the merger, including the risks described under “Risk Factors—Risks Relating to the Merger” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

The merger is subject to satisfaction of customary closing conditions, including the adoption of the Merger Agreement by Apexigen’s stockholders. We currently anticipate the closing of the merger to occur later in August 2023 (in the event Apexigen stockholders adopt the Merger Agreement), following the satisfaction of all the conditions to completion of the merger.

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

Dosing is ongoing at the third dose level in PYX-201-101 and three clinical sites have begun recruiting in Europe along with sites in the U.S. We anticipate reporting preliminary data from this Phase 1 clinical trial, including biomarker results and early signs of potential clinical activity, in early 2024.

PYX-106

Our lead IO product candidate is PYX-106, an investigational, fully human IgG1 isotype Siglec-15-targeting antibody designed to block Siglec-15 mediated suppression of T-cell proliferation and function. We plan to initially develop this asset for the treatment of solid tumors. We licensed worldwide rights, other than in Greater China (mainland China, Hong Kong, Macau and Taiwan), to PYX-106 from Biosion.

In December 2022, we announced clearance of our IND by the FDA for PYX-106 to initiate a Phase 1 clinical trial. The Phase 1 trial of PYX-106, referred to as PYX-106-101, is a first-in-human, Phase 1, multicenter, open-label dose escalation trial designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and preliminary efficacy of PYX-106 in patients with relapsed or refractory solid tumors. This trial will enroll patients with solid tumors including non-small cell lung cancer without driver mutations/translocations, breast cancer, endometrial cancer, thyroid cancer, kidney cancer, cholangiocarcinoma, bladder cancer, colorectal cancer, and head and neck squamous cell carcinoma, or HNSCC.

During the second quarter of 2023, we announced dosing of the first subject in PYX-106-101. We anticipate reporting preliminary data from this Phase 1 clinical trial, including biomarker results and early signs of potential clinical activity, in late 2023.

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

We have incurred significant operating losses since our inception. We reported net losses of $35.1 million and $56.9 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $247.6 million, net equity of $145.3 million, and cash, cash equivalents, and short-term investments of $142.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses and capital expenditures will increase substantially in connection with our ongoing activities.

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
•
expenses incurred under agreements with CROs, investigative sites that conduct our clinical trials, and other clinical trial-related vendors, and consultants;
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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$11,391	$17,170	$(5,779)
General and administrative	6,730	8,556	(1,826)
Total operating expenses:	18,121	25,726	(7,605)
Loss from operations	(18,121)	(25,726)	7,605
Other income, net:
Interest and investment income	1,656	164	1,492
Sublease income	564	—	564
Total other income, net	2,220	164	2,056
Net loss	$(15,901)	$(25,562)	$9,661

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended June 30,
	2023	2022	Change
Research and development program expenses	$3,204	$11,857	$(8,653)
Personnel-related expenses including stock-based compensation	6,352	3,942	2,410
Other research and development expenses	1,835	1,371	464
Total research and development expenses	$11,391	$17,170	$(5,779)

Research and development expenses decreased by $5.8 million, from $17.2 million for the three months ended June 30, 2022 to $11.4 million for the three months ended June 30, 2023. The $8.7 million decrease in program expenses is primarily due to a $5.2 million decrease in contract manufacturing costs as the drug products and drug substances were manufactured in 2022 and a $4.5 million decrease in pre-clinical research costs, offset by a $1.1 million increase in clinical trial related expenses for the progression of our clinical trials for our PYX-201 and PYX-106 programs in 2023. The $2.4 million increase in personnel-related expenses including stock-based compensation was primarily due to an increase in headcount to support our research and development activities.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended June 30,
	2023	2022	Change
Personnel-related expenses including stock-based compensation	$3,996	$4,940	$(944)
Professional and consultant fees	1,530	2,202	(672)
Facilities, insurance and other costs	1,204	1,414	(210)
Total general and administrative expenses	$6,730	$8,556	$(1,826)

General and administrative expenses decreased by $1.8 million, from $8.6 million for the three months ended June 30, 2022 to $6.7 million for the three months ended June 30, 2023. The decrease in general and administrative expenses is primarily due to a reduction in personnel-related expenses driven by lower stock-based compensation and lower professional and consultant fees during the period as compared to the three months ended June 30, 2022.

Other Income, net

Other income, net for the three months ended June 30, 2023 and 2022 was $2.2 million and $0.2 million, respectively. The increase was primarily due to higher interest rates on our deposits and money market funds, accretion of discounts on our marketable debt securities, and sublease income.

Results of Operations

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	For the Six Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$23,292	$37,241	$(13,949)
General and administrative	15,783	19,874	(4,091)
Total operating expenses:	39,075	57,115	(18,040)
Loss from operations	(39,075)	(57,115)	18,040
Other income, net:
Interest and investment income	3,329	173	3,156
Sublease income	602	—	602
Total other income, net	3,931	173	3,758
Net loss	$(35,144)	$(56,942)	$21,798

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	For the Six Months Ended June 30,
	2023	2022	Change
Research and development program expenses	$6,447	$27,755	$(21,308)
Personnel-related expenses including stock-based compensation	13,092	6,625	6,467
Other research and development expenses	3,753	2,861	892
Total research and development expenses	$23,292	$37,241	$(13,949)

Research and development expenses decreased by $13.9 million, from $37.2 million for the six months ended June 30, 2022 to $23.3 million for the six months ended June 30, 2023. The $21.3 million decrease in program expenses is primarily due to a decrease in licensing fees related to a one-time payment of $10.0 million in March 2022, related to the Biosion License Agreement, a $8.2 million decrease in contract manufacturing costs as the drug products and drug substances were manufactured in 2022 and a $5.6 million decrease in pre-clinical research costs, offset by a $2.5 million increase in clinical trial related expenses, for the progression of our clinical trials for our PYX-201 and PYX-106 programs in 2023. The $6.5 million increase in personnel-related expenses including stock-based compensation was primarily due to an increase in headcount to support our research and development activities.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	For the Six Months Ended June 30,
	2023	2022	Change
Personnel-related expenses including stock-based compensation	$9,297	$10,409	$(1,112)
Professional and consultant fees	3,997	6,751	(2,754)
Facilities, insurance and other costs	2,489	2,714	(225)
Total general and administrative expenses	$15,783	$19,874	$(4,091)

General and administrative expenses decreased by $4.1 million, from $19.9 million for the six months ended June 30, 2022 to $15.8 million for the six months ended June 30, 2023. The decrease in general and administrative expenses is primarily due to a reduction in professional and consultant fees by $2.8 million primarily due to higher legal, professional, recruiting and consulting fees in the prior comparable period mainly related to build-out of our general and administrative function and a reduction in personnel-related expenses of $1.1 million driven by lower stock-based compensation during the period as compared to the six months ended June 30, 2022.

Other Income, net

Other income, net for the six months ended June 30, 2023 and 2022 was $3.9 million and $0.2 million, respectively. The increase was primarily due to higher interest rates on our deposits and money market funds, accretion of discounts on our marketable debt securities, and sublease income.

Liquidity and Capital Resources

We had cash, cash equivalents, and short-term investments of $142.7 million as of June 30, 2023. For the six months ended June 30, 2023 and 2022, we had net losses of $35.1 million and $56.9 million, respectively. As of June 30, 2023, we had an accumulated deficit of $247.6 million.

On November 1, 2022, we filed a registration statement on Form S-3 with the SEC for the issuance of common stock, preferred stock, warrants, debt securities, rights and units up to an aggregate of $250.0 million. On November 14, 2022, the registration statement was declared effective by the SEC. The registration statement includes an at-the-market, or ATM, offering program for the sale of up to $125.0 million of shares of our common stock. On April 3 and April 4, 2023, we completed the sale of an aggregate of 1,001,208 shares of common stock under the ATM offering program, with an average gross sale price of $6.30 per share, resulting in gross proceeds of $6.3 million. We paid commissions of $0.2 million to the placement agent under the ATM offering program.

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

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(37,872)	$(51,391)
Net cash used in investing activities	(121,648)	(275)
Net cash provided by financing activities	6,125	177
Net decrease in cash, cash equivalents and restricted cash	$(153,395)	$(51,489)

Operating Activities

During the six months ended June 30, 2023, net cash used in operating activities was $37.9 million, which consisted of our net loss of $35.1 million and a net change in our operating assets and liabilities of $10.4 million, partially offset by non-cash charges of $7.7 million. The non-cash charges of $7.7 million was primarily due to $8.6 million in stock-based compensation and $1.9 million of accretion of discounts on marketable debt securities as well as $0.7 million of depreciation expense. The net change in our operating assets and liabilities was primarily due to a decrease of $11.1 million in accrued expenses, which relates to a one-time payment of $8.0 million made to Pfizer in January 2023 pursuant to the Pfizer A&R License Agreement, in addition to routine changes in working capital resulting from the timing of payments to our service providers. This decrease is partially offset by a $2.3 million increase to operating lease liabilities driven by tenant improvement allowance deposits.

During the six months ended June 30, 2022, $51.4 million of cash was used in operating activities. This was primarily attributable to our net loss of $56.9 million and net change in our operating assets and liabilities of $2.8 million, partially offset by non-cash charges of $8.3 million. The non-cash charges of $8.3 million were primarily due to $7.4 million in stock-based compensation. The net change in our operating assets and liabilities was primarily due to a decrease of $4.1 million in accounts payable, which is primarily due to the $9.6 million payment made pursuant to the LegoChem License Agreement.

Investing Activities

During the six months ended June 30, 2023, net cash used in investing activities was $121.7 million, which consisted primarily of purchases of marketable debt securities of $130.2 million and leasehold improvements of $6.7 million, partially offset by redemption of marketable debt securities of $15.2 million.

Net cash used in investing activities was $0.3 million during the six months ended June 30, 2022, due to purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $6.1 million, which consists primarily of net proceeds from our ATM program of $6.1 million. During the six months ended June 30, 2022, net cash provided by financing activities was $0.2 million, which consists primarily of proceeds from exercise of stock options.

Outlook

As of June 30, 2023, we had approximately $142.7 million in cash, cash equivalents, and short-term investments. Based on our current operating plan, we estimate that our existing cash, cash equivalents, and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the first half of calendar year 2025. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expect.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of June 30, 2023, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods.

We lease an office and laboratory space in Boston, Massachusetts with lease payments that continue through December 31, 2032, and have scheduled rent increases each year of 3%. Additionally, we sublease 17,729 square feet of office and laboratory space in the building located at 321 Harrison Avenue, Boston, Massachusetts. The remaining contractual fixed lease payments, net of sublease payments, over the term of the lease net of tenant improvement allowance aggregate to $28.0 million.

In addition, we enter into licensing and related agreements in the normal course of business. In accordance with these agreements, we are obligated to pay, among other items, future contingent payments, royalties, and sublicensing revenue in the future, as applicable. We have not included potential future payments due under these licensing and collaboration agreements in contractual obligations because the payment obligations under the agreements are contingent upon future events.

Pursuant to the A&R License Agreement with Pfizer, we are obligated to pay future contingent payments including development, regulatory and commercial milestones up to an aggregate of $665 million for the first four licensed ADCs. In addition, we are required to pay future contingent payments including development, regulatory and commercial milestones for ADCs to each additional licensed target beyond the first four licensed ADCs developed and commercialized via the FACT Platform technology in-licensed from Pfizer. Additionally, if products are launched, we will pay Pfizer tiered royalties on net sales of licensed products in varying royalty rates ranging from low single digits to mid-teens. Our royalty obligations apply on a licensed product-by-licensed product and country-by-country basis from first commercial sale until the latest to occur of: (1) 12 years from first commercial sale; (2) the expiration of all regulatory or data exclusivity; and (3) the expiration of the last valid claim of a licensed patent covering the licensed product in a country. We are also obligated to pay Pfizer a percentage of certain sublicensing revenue ranging from twenty percent to low-double digits based on the stage of development of the licensed product at the time of entering into the applicable sublicense.

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

Other than the new accounting policy for investments, detailed below, there have been no other changes to the Company’s significant accounting policies, significant judgments and estimates disclosed in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a clinical stage biopharmaceutical company with a limited operating history. Since our inception, we have incurred significant operating losses. We reported net losses of $35.1 million and $56.9 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 we had an accumulated deficit of $247.6 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests. As such, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory licensure and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing licensure for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, procuring clinical- and commercial-scale manufacturing, successfully completing preclinical studies and clinical trials of our product candidates, establishing arrangements with third parties for the conduct of our clinical trials, obtaining marketing licensure for our product candidates, manufacturing, marketing and selling any products for which we may obtain marketing licensure, discovering or obtaining rights to additional product candidates, identifying collaborators to develop product candidates we identify or additional uses of existing product candidates and successfully completing development of product candidates for our collaboration partners.

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

Our expenses could increase beyond our expectations if we are required by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or other comparable regulatory authorities to perform trials in addition to those that we currently expect to perform, or if we experience any delays in establishing appropriate manufacturing arrangements for completing our clinical trials or the clinical development of any of our product candidates.

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

As of June 30, 2023, we had approximately $142.7 million in cash, cash equivalents, and short-term investments. Based on our current operating plan, we estimate that our existing cash, cash equivalents, and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the first half of calendar year 2025. Our estimate as to how long we expect to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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
•
any delays or interruptions that we experience in our preclinical studies, clinical trials and/or supply chain;

•
the cost and timing of regulatory licenses; and
•
our efforts to hire additional clinical, regulatory, scientific, operational, financial and management personnel.

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, if any, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from sales of products or royalties from licensed products in the foreseeable future, if at all, and not until our product candidates are clinically tested, licensed for commercialization and successfully marketed. To date, we have primarily financed our operations through the sale of equity securities. We will be required to seek additional funding in the future and our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. For example, market volatility resulting from global economic developments, political unrest, high inflation and other factors could adversely impact our ability to access capital as and when needed. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

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

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.

Risks Relating to the Merger

We may be unable to complete pending strategic acquisitions or successfully integrate strategic acquisitions which could adversely affect our business and financial condition.

Our inability to complete any pending strategic acquisitions or to successfully integrate any new or previous strategic acquisitions could have a material adverse effect on our business. We may continue to seek attractive opportunities to acquire businesses, enter into joint ventures and make other investments that are complementary to our existing strengths. There are no assurances, however, that any strategic acquisition opportunities will arise or, if they do, that they will be consummated. Certain acquisitions may be difficult to complete for a number of reasons, including the need to satisfy customary closing conditions, the need for antitrust and/or other regulatory approvals, as well as disputes or litigation. For example, our announced and pending acquisition of Apexigen is subject to a number of customary closing conditions, including the adoption of the Merger Agreement by Apexigen stockholders. Any strategic acquisition we may complete may be made at a substantial premium over the fair value of the net identifiable assets of the acquired company and thus our realization of this value relies on successful integration and continued operations. We may not be able to integrate acquired businesses successfully into our existing businesses, make such businesses profitable, retain key employees or realize anticipated cost savings or synergies, if any, from these acquisitions, which could adversely affect our business and financial condition. Further, our ongoing business may be disrupted, and our management’s attention may be diverted by acquisitions, investments, transition and/or integration activities.

The failure to complete the merger in a timely manner, or at all, may adversely affect our business and financial results. Even if the merger is completed, we may fail to realize the benefits and synergies expected from the merger, which could adversely affect our business and stock price.

Each of our and Apexigen’s obligations to consummate the merger are subject to the satisfaction or waiver of certain conditions, including, among other things, (1) adoption of the Merger Agreement by Apexigen’s stockholders, (2) the absence of any order or legal restraint that prevents the consummation of the merger, and (3) the approval for listing of the shares of our common stock to be issued in connection with the merger on Nasdaq. In addition, securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims could result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our and Apexigen’s respective liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the merger, then that injunction may delay or prevent the merger from being completed, or from being completed within the expected timeframe, which may adversely affect our and Apexigen’s respective business, financial position and results of operations.

There is no assurance that the closing conditions to the merger can be satisfied or otherwise waived, in which case, the merger may be delayed or otherwise not consummated and this may adversely affect our business and financial results.

In addition, the anticipated benefits and synergies we expect from the merger are, necessarily, based on assumptions about the combined businesses of the Company and Apexigen, which may not materialize as expected or which may prove to be inaccurate. Realization of any benefits or synergies could be affected by the factors described in other risk factors contained in this Quarterly Report on Form 10-Q and a number of factors beyond our control, including, without limitation, general economic conditions, increased operating costs and regulatory developments. The value of our common stock following the completion of the merger could be adversely affected if we are unable to realize the anticipated benefits and synergies from the merger on a timely basis or at all.

We and Apexigen have incurred and expect to continue to incur substantial costs and expenses relating to the merger, including, as applicable, fees and expenses payable to financial advisors, other professional fees and expenses, insurance premium costs, SEC filing fees, printing and mailing costs and other transaction-related costs, fees and expenses. If the merger is not completed, we would have to pay all or a significant portion of these expenses without realizing the expected benefits of the merger. We also will incur fees and costs in connection with formulating and implementing integration plans with respect to the two companies. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the merger, any delay with respect to the completion thereof, and the related integration of the two companies’ businesses.

We are heavily dependent on the success of PYX-201 and PYX-106, which are in the early stages of development, and if the merger is completed, sotiga, which is in a Phase II clinical trial. If PYX-201, PYX-206 and/or, if the merger is completed, sotiga, are not successful in clinical trials or do not receive regulatory approval or licensure or are not successfully commercialized, our business will be materially and adversely affected.

To date, we have invested a significant portion of our efforts and financial resources in the development of PYX-201 and PYX-106. Our future success is substantially dependent on our ability to successfully initiate and complete clinical development for, obtain regulatory licensure for, and successfully commercialize PYX-201 and PYX-106 and, if the merger is completed, sotiga, which may never occur. We currently have no products that are approved or licensed for commercial sale and may never be able to develop a marketable product. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to the development of, and related clinical and other activities associated with, advancing PYX-201, PYX-106 and, if the merger is completed, sotiga, which will require clinical development, management of clinical and manufacturing activities, regulatory licensure, establishing commercial scale manufacturing, and significant sales, marketing, and distribution efforts before we can generate any revenues from any commercial sales. We cannot be certain that we will be able to successfully complete any of these activities or that, even if PYX-201, PYX-106 and, if the merger is completed, sotiga, receive regulatory licensure, such products will be able to successfully compete against therapies and technologies offered by other companies.

The research, testing, manufacturing, labeling, licensure, sale, packaging, marketing, and distribution of biological products are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries. We are not permitted to market PYX-201, PYX-106 or, if the merger is completed, sotiga, in the United States until we receive licensure of a Biologics License Application, or BLA, or New Drug Application, or NDA, from the FDA for such product candidates, as appropriate. Further, we are not permitted to market PYX-201, PYX-106 or, if the merger is completed, sotiga, in any foreign countries until we receive the requisite licensure or approvals from such countries. We have not submitted a BLA or NDA to the FDA or comparable applications to any other comparable regulatory authorities for PYX-201, PYX-106 or sotiga. We will not be in a position to do so for several years, if ever. If we are unable to obtain the necessary regulatory licensure or approvals for PYX-201, PYX-106 or, if the merger is completed, sotiga, in a country, we will not be able to commercialize such product candidate in that country. As a result, our financial position will be materially adversely affected, and we may not be able to generate sufficient revenue to continue our business.

The outcome of preclinical testing and early clinical trials for sotiga may not predict the success of later clinical trials, and the results of clinical trials for sotiga may not satisfy the requirements of the FDA, EMA, or comparable foreign regulatory authorities.

Sotiga is in the early stages of development and is not currently approved for sale and there is no guarantee that it will ever be marketable. Clinical failure can occur at any stage of clinical development. Assuming the completion of the merger, we will be required to demonstrate with substantial evidence through well-controlled clinical trials that sotiga is safe and effective for use in a diverse population before we can seek marketing approvals for its commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future larger registration clinical trials will be successful. This is because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA, and other regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. In particular, no compound with the mechanism of action of sotiga has been commercialized, and the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials. Assuming completion of the merger, we do not know whether any clinical trials we may conduct for sotiga will demonstrate consistent or adequate efficacy and safety results sufficient to obtain marketing approval. For example, clinical trial subjects treated with sotiga have experienced adverse events that have been considered treatment-related. The majority of these events were mild/moderate in severity, responded to symptomatic treatment and/or were transient and resolved with time. Serious, including sometimes fatal, adverse events, or SAEs, have been reported in clinical studies with sotiga. The majority of these SAEs were considered unrelated to sotiga by the investigators. Some SAEs were considered at least possibly related to sotiga as well as possibly to other therapies it was combined with. In addition, even if sotiga is approved for commercial sale, the success of sotiga will depend on a number of factors beyond our control, including emerging and competing therapies and the market acceptance and adoption of sotiga versus actual or perceived competing therapies.

The merger may result in significant charges or other liabilities that could adversely affect the financial results of the combined company.

The financial results of the combined company may be adversely affected by cash expenses and non-cash accounting charges incurred in connection with our integration of the business and operations of Apexigen. The amount and timing of these possible charges are not yet known. Further, our failure to identify or accurately assess the magnitude of certain liabilities we are assuming in the merger could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition. The price of our common stock following the merger could decline to the extent the combined company’s financial results are materially affected by any of these events.

Our future results will suffer if we do not effectively manage our expanded operations following the merger.

Following the merger, the size and scope of operations of the business of the combined company will increase beyond the current size and scope of operations of either our or Apexigen’s current businesses. In addition, we may continue to expand our size and operations through additional acquisitions or other strategic transactions. Our future success depends, in part, upon our ability to manage our expanded business, which may pose substantial challenges for our management, including challenges related to the management and monitoring of new operations and locations and associated increased costs and complexity. There can be no assurances that we will be successful in managing such expanded business or that we will realize the expected economies of scale, synergies and other benefits currently anticipated from the merger or anticipated from any additional acquisitions or strategic transactions.

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

To date, we have invested a significant portion of our efforts and financial resources in the development of PYX-201 and PYX-106. Our future success is substantially dependent on our ability to successfully complete clinical development for, obtain regulatory licensure for, and successfully commercialize PYX-201 and PYX-106 which may never occur. We currently have no products that are approved or licensed for commercial sale and may never be able to develop a marketable product. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to PYX-201 and PYX-106 which will require clinical development, management of clinical and manufacturing activities, regulatory licensure, establishing commercial scale manufacturing, and significant sales, marketing, and distribution efforts before we can generate any revenues from any commercial sales. We cannot be certain that we will be able to successfully complete any of these activities or that, even if PYX-201 and PYX-106 receive regulatory licensure, such products will be able to successfully compete against therapies and technologies offered by other companies.

The research, testing, manufacturing, labeling, licensure, sale, packaging, marketing, and distribution of biological products are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries. We are not permitted to market PYX-201 and PYX-106 in the United States until we receive licensure of a BLA from the FDA for such product candidates, as appropriate. Further, we are not permitted to market PYX-201 and PYX-106 in any foreign countries until we receive the requisite licensure or approvals from such countries. We have not submitted a BLA to the FDA or comparable applications to any other comparable regulatory authorities for PYX-201 and PYX-106. We will not be in a position to do so for several years, if ever. If we are unable to obtain the necessary regulatory licensure or approvals for PYX-201 and PYX-106 in a country, we will not be able to commercialize such product candidate in that country. As a result, our financial position will be materially adversely affected, and we may not be able to generate sufficient revenue to continue our business.

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

The conduct of a clinical trial is a long, expensive, complicated and highly regulated process. Although our employees have conducted successful clinical trials and made regulatory submissions in the past across many therapeutic areas while employed at other companies, we, as a company, have not completed any clinical trials, or submitted a BLA or NDA, and as a result may require more time and incur greater costs than we anticipate. Failure to commence or complete, or delays in, our clinical trials or planned regulatory submissions would prevent us from, or delay us in, obtaining regulatory approval of and commercializing PYX-201 and PYX-106, which would adversely impact our financial performance. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators and consultants. Relying on third-party clinical investigators, CROs, and consultants may cause us to encounter delays that are outside of our control. In addition, relying on third parties in the conduct of our preclinical studies or clinical trials exposes us to a risk that they may not adequately comply with good laboratory practice, or GLP, or good clinical practice, or GCP, as required for any studies or trials we plan to submit to a regulatory authority. We may be unable to identify and contract with sufficient investigators, CROs and consultants on terms that are acceptable to us on a timely basis or at all.

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

Before obtaining regulatory licensure for the commercial sale of any of our product candidates, including PYX-201 and PYX-106, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are safe, pure, and potent, as required under a BLA. Preclinical and clinical testing is expensive and can take many years to complete and the outcome of these activities is inherently uncertain. Failure can occur at any time during the preclinical study and clinical trial processes and, because our product candidates are in an early stage of development, there is a high risk of failure. In addition, any failures or adverse outcomes in preclinical or clinical testing seen by other developers of similar product candidates could materially impact the success of our programs. We may never succeed in developing marketable products.

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

Additionally, our PYX-201 and PYX-106 Phase 1 clinical trials are, and we expect that the first clinical trials for our other product candidates may be, open-label studies, where both the patient and investigator know whether the patient is receiving the investigational product candidate or an existing licensed biological product. Most typically, open-label clinical trials test only the investigational product candidate and sometimes do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The FDA may also not consider open-label clinical trials to be adequate and well controlled trials sufficient to support BLA licensure.

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

Conducting preclinical studies is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. Any delays in preclinical studies conducted by us or potential future partners may cause us to incur additional operating expenses. The commencement and rate of completion of preclinical studies for a product candidate may be delayed by many factors, including, for example, the inability to generate sufficient preclinical or other in vivo or in vitro data to support the initiation of clinical trials and delays in reaching a consensus with regulatory agencies on study design.

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
•
fail to receive approval of any companion diagnostics that may be required by the FDA or comparable foreign regulatory authorities in connection with approval of our therapeutic product candidates; or
•
have our product removed from the market after obtaining marketing licensure.

For example, the FDA launched Project Optimus in 2021 as an initiative to reform the dose optimization and dose selection paradigm in oncology drug development, which was driven by the FDA’s concerns that the current paradigm for dose selection may result in doses and schedules of molecularly targeted therapies that are inadequately characterized before initiating pivotal trials. Through collaboration with the biopharmaceutical industry, academia and other stakeholders, the FDA’s goal for this initiative is to advance an oncology dose-finding and dose optimization paradigm that emphasizes dose selections that maximize efficacy as well as safety and tolerability. In support of this initiative, the FDA will likely request sponsors of oncology product candidates to conduct dose optimization studies pre-approval. The FDA also continues to develop and finalize guidance documents and implement initiatives regarding the development and clinical research of oncology product candidates.

Our product development costs also will increase if we experience delays in preclinical studies or clinical trials or in obtaining marketing licenses. We do not know whether any of our preclinical studies or clinical trials will need to be restructured or will be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates, or could allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business, results of operations, financial condition and prospects.

Further, cancer therapies sometimes are characterized as first-line, second-line or third-line. The FDA often approves or licenses new oncology therapies initially only for third-line or later use, meaning for use after two or more other treatments have failed. When cancer is detected early enough, first-line therapy, usually hormone therapy, surgery, radiation therapy, immunotherapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second-line and third-line therapies are administered to patients when prior therapy is not effective. Our PYX-201 and PYX-106 Phase 1 clinical trials are, and any future clinical trials will be, with patients with difficult to treat cancer. We expect that we would initially seek regulatory licensure for use of these product candidates in appropriate treatment settings. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek licensure potentially as a first-line therapy, but any product candidates we develop, even if approved for second-line or third-line therapy, may not be approved for first-line therapy and, prior to seeking and/or receiving any licensures for first-line therapy, we may have to conduct additional clinical trials.

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

Even if regulatory licensure is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether the product is otherwise accepted in the market. Some product candidates that we are developing are based on the FACT Platform, which is a new technology and therapeutic approach. Our future success depends on the successful development of this novel therapeutic approach. Additionally, the regulatory licensure process for novel product candidates such as ours can be more expensive and take longer than for other, better-known or extensively-studied product candidates. No regulatory authority has granted licensure for any therapeutic using the FACT Platform. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the FACT Platform will result in the development and marketing licensure of any products. Any development problems we experience in the future related to any of our programs may cause significant delays or unanticipated costs or may prevent the development of a commercially viable product. Advancing our products creates significant challenges for us, including educating medical personnel regarding the potential potency and safety benefits, as well as the challenges, of incorporating our product candidates, if approved, into treatment regimens and establishing the sales and marketing capabilities to gain market acceptance, if approved.

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
•
the limitations or warnings contained in any labeling approved by the FDA, or other comparable foreign regulatory authorities;
•
the relative convenience and ease of administration of our product candidates;
•
the willingness of patients to accept any new methods of administration;
•
the success of our physician education programs;
•
the availability of adequate government and third-party payor reimbursement;
•
the pricing of our products, particularly as compared to alternative treatments; and
•
the availability of alternative effective treatments for the disease indications our product candidates are intended to treat and the relative risks, benefits and costs of those treatments.

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

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials that are continuing may not be predictive of the results of the later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed on in later stage clinical trials. In particular, the small number of patients in our planned early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. For example, even if successful, the results of our Phase 1 clinical trials of our product candidates PYX-201 and PYX-106 and other product candidates may not be predictive of the results of further clinical trials of these product candidates or any of our other product candidates. Moreover, preclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain marketing licensure of their products. Our clinical trials may not ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business, results of operations, financial condition and prospects.

Additionally, from time to time, we may publish interim, top-line or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously announced or published. As a result, interim, top-line and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary, top-line or interim data and final data could significantly harm our reputation and business prospects.

If we experience delays or difficulties in the enrollment of patients in our clinical trials, our timelines for submitting applications for and receiving necessary marketing authorizations, if any, could be delayed or prevented.

We may not be able to continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials, as required by the FDA or similar regulatory authorities outside of the United States. While we believe that we will be able to enroll a sufficient number of patients into each of these clinical trials, we cannot predict with certainty how difficult it will be to enroll patients for trials in these rare indications. Our ability to identify and enroll eligible patients for clinical trials may turn out to be limited or we may be slower in enrolling these trials than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates and, as a result, patients who would otherwise be eligible for our clinical trials may instead elect to enroll in clinical trials of our competitors’ product candidates. Patient enrollment in clinical trials is also affected by other factors including:

•
the severity of the disease under investigation;
•
the size and nature of the patient population;
•
the eligibility criteria for the trial in question;
•
the competing clinical trials or approved therapies which present an attractive alternative to patients and their physicians;
•
the perceived risks and benefits of the product candidate under study, including as a result of adverse effects observed in similar or competing therapies;
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

Our inability to enroll a sufficient number of patients for our clinical trials, or our inability to do so on a timely basis, would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

If our product candidates are licensed, they will compete with a range of therapeutic treatments that are either in development or currently marketed. Many companies are active across various stages of development in the oncology subsector and are marketing and developing products that employ similar ADC and immunotherapy approaches. As of April 2021, there were approximately 275 ADCs in clinical or preclinical development worldwide, of which the vast majority are being developed for the treatment of various cancer indications. Additionally, there are several large and small companies working on various immunotherapy approaches for treatment of cancer. Multiple companies are also involved in the marketing of ADC therapeutics and immunotherapy which include, but are not limited to, ADC Therapeutics SA, Astellas Pharma, Inc., AstraZeneca plc, Daiichi Sankyo Company, Ltd., Genentech, Inc., Gilead Sciences, Inc, GlaxoSmithKline, plc, Pfizer, Rakuten Medical, Inc., Seagen, Inc., Nextcure, Inc. and Abcure, Inc.

Our preclinical ADC and immunotherapy candidates may face substantial competition from alternative therapeutic modalities, such as CAR-T therapies, bispecific antibodies, and small molecules that are being developed for the same cancer types that we are targeting with our pipeline candidates. These approaches could prove to be more effective, safer, or convey other advantages over any products resulting from our technology. In addition, we also face competition on specific targets, including the target of our PYX-201 candidate, EDB, from Philogen S.p.A., and the target of our PYX-106 product candidate, BSI-060T, from Nextcure, Inc. Additionally, there is a wide array of activity in the development of immunotherapies for oncology which may be competitive with our preclinical discovery programs. Furthermore, if any of our product candidates are approved in oncology indications such as lung, hematological and other cancers, they may compete with existing approaches to treating cancer including surgery, radiation, and drug therapy, including conventional chemotherapy, biological products, and targeted drug small molecule therapies.

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

For example, in December 2018, a federal district court ruled that the ACA, without the “individual mandate” penalty (which was repealed by the U.S. Congress as part of the Tax Cuts and Jobs Act), is unconstitutional in its entirety. In December 2019, the U.S. Court of Appeals for the 5th Circuit upheld the district court ruling that the individual mandate provisions are unconstitutional and remanded the case back to the district court for further analysis of whether such provisions could be severed from the remainder of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the case without specifically ruling on the constitutionality of the ACA. There may, however, be other efforts to challenge, repeal, or replace the ACA in the future. We continue to evaluate the effect that the ACA and its possible repeal and replacement has (or may have) on our business and exclusivity under the BPCIA. It is uncertain the extent to which any such changes may impact our business or financial condition.

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

If any of our product candidates are licensed or approved by regulatory authorities, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, track and trace, serialization, post-market adverse event reporting, and submission of safety, purity, potency, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with Current Good Manufacturing Practices, or cGMP, and GCP requirements for any clinical trials that we conduct post-licensure.

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

Non-compliance with European Union, or EU, requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population (as explained further below), also can result in significant financial penalties, and non-compliance with pediatric requirements may prevent regulatory approvals from being granted. Similarly, failure to comply with the EU and United Kingdom, or UK, requirements regarding the protection of personal information can lead to significant penalties and sanctions.

A Breakthrough Therapy designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or licensure process and it does not increase the likelihood that our product candidates will receive marketing licensure.

We may seek Breakthrough Therapy designation for our product candidates and some or all of our future product candidates. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs or biological products, to treat a serious or life-threatening disease or condition and for which preliminary clinical evidence indicates that the drug or biological products may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as Breakthrough Therapies by the FDA may also be eligible for other expedited approval programs, including accelerated approval, if they meet regulatory requirements for those other programs.

Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or licensure compared to candidate products considered for licensure under non-expedited FDA review procedures and does not assure ultimate licensure by the FDA. In addition, even if one or more of our product candidates qualify as Breakthrough Therapies, the FDA may later decide that the product no longer meets the conditions for qualification. For example, in June 2022, the FDA published a draft guidance document outlining considerations for the FDA in rescinding Breakthrough Therapy designation for products that no longer meet the requirements for that designation. Thus, even though we intend to seek Breakthrough Therapy designation for some or all of our future product candidates for the treatment of various cancers, there can be no assurance that we will receive Breakthrough Therapy designation.

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

The U.S. Congress is also considering updates to the orphan drug provisions of the FDCA in response to a recent 11th Circuit decision. Any changes to the orphan drug provisions could change our opportunities for, or likelihood of success in obtaining, orphan drug exclusivity and would materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

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

We plan to seek accelerated approval of PYX-201 and PYX-106 and may seek approval of future product candidates using the FDA’s accelerated approval pathway. For any licensure to market a biological product, we must provide the FDA and foreign regulatory agencies with clinical data that adequately demonstrate the safety, purity, and potency of the product for the indication applied for in the NDA or BLA or other respective regulatory filings. The Accelerated Approval Program is one of several approaches used by the FDA to make prescription drugs or biological products more rapidly available for the treatment of serious or life-threatening diseases. Section 506(c) of the FDCA provides that the FDA may grant accelerated approval to “a product for a serious or life-threatening condition upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.” Licensure through the Accelerated Approval Program is subject, however, to the requirement that a sponsor perform adequate and well controlled post-marketing clinical trials to verify and describe the drug’s clinical benefit, where there is uncertainty as to the relationship of the surrogate endpoint to the clinical benefit, or of the observed clinical endpoint to ultimate outcome. Typically, clinical benefit is verified when post-marketing clinical trials show that the biological products provide a clinically meaningful positive therapeutic effect, that is, an effect on how a patient feels, functions, or survives. If required, these confirmatory trials must be completed with due diligence and, pursuant to the Food and Drug Omnibus Reform Act of 2022, or FDORA, enacted in 2022, may require that such studies be underway prior to approval. If such confirmatory post-marketing trials fail to confirm the product’s clinical profile or risks and benefits, the FDA may withdraw accelerated approval of the product.

The FDA has broad discretion with regard to licensure through the Accelerated Approval Program, and even if we believe that the Accelerated Approval Program is appropriate for one of our products, we cannot assure you that the FDA will ultimately agree. The FDA may also change its policies with respect over Accelerated Approval over time. For example, in March 2023, the FDA announced the availability of draft guidance on “Clinical Trial Considerations to Support Accelerated Approval of Oncology Therapeutics,” in which the agency outlined, and invited public comment on, its “preferred approach” of randomized controlled trials, including those that provide for longer term follow-up that could fulfill a postmarketing requirement to verify clinical benefit. In that draft guidance, the FDA acknowledged that historically, single-arm trial designs and response endpoints have most commonly been used in oncology, but noted that such trials have limitations. Furthermore, even if we do obtain licensure through the Accelerated Approval Program, we may not experience a faster development process, review, or licensure compared to conventional FDA procedures.

Even if the FDA reviews a BLA seeking accelerated approval, there can be no assurance that licensure will be granted on a timely basis, or at all. The FDA may disagree that the design of, or results from, our studies support accelerated approval. Additionally, the FDA could require us to conduct further studies or trials prior to granting licensure of any type, including by determining that licensure through the Accelerated Approval Program is not appropriate and that our clinical trials may not be used to support licensure through the conventional pathway. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or licensure might not be granted because our submission is deemed incomplete by the FDA. There also can be no assurance that after subsequent FDA feedback we will continue to pursue licensure through the Accelerated Approval Program. A failure to obtain licensure through the Accelerated Approval Program could result in a longer time period to obtain licensure of our products, could increase the cost of our products’ development, could delay our ability to commercialize our products and could significantly harm our financial position and competitive position in the marketplace.

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

In the EU and the UK, innovative medicinal products are authorized based on a full marketing authorization application and conditional authorization (as opposed to an application for marketing authorization that relies on data in the marketing authorization dossier for another, previously approved medicinal product). Applications for marketing authorization for innovative medicinal products must contain, inter alia, the results of pharmaceutical tests, preclinical tests and clinical trials conducted with the medicinal product for which marketing authorization is sought (and where applicable the results of the pediatric studies unless a waiver or a deferral has been obtained— as described further below).

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

Where an applicant for a marketing authorization submits a full dossier containing its own pharmaceutical, preclinical tests and clinical trials data, and where the application does not fall within the ‘global marketing authorization’ of an existing medicinal product, reference product candidates may receive eight years of data exclusivity and an additional two years of market exclusivity, upon grant of the marketing authorization. If granted, during the data exclusivity period, applicants for approval of biosimilars cannot rely on data contained in the marketing authorization dossier submitted for the already authorized, or reference product candidate, to support their application. The market exclusivity period prevents a successful biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial marketing authorization of the reference product in the EU, but a biosimilar marketing authorization application can be submitted during this time. The overall 10-year market exclusivity period can further be extended by one more year if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, even if a compound is considered to be a new active substance and the innovator is able to gain the period of data and market exclusivity, provided that no other intellectual property or regulatory exclusivities apply, another unrelated company could also apply for a marketing authorization and market another competing medicinal product for the same therapeutic indication if such company obtained its own marketing authorization based on a separate marketing authorization application based on a full self-standing scientific data package supporting the application.

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

In the EU, marking authorization applications for new medicinal products must include the results of clinical trials conducted in pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PDCO can grant waivers or deferrals to these requirements in certain circumstances (for example, a waiver may be obtained if the condition only occurs in adult populations). Where required, pediatric studies must cover all sub-sets of the pediatric population for both existing and new indications, pharmacological forms and route of administrations. Limited further exclusions apply, including in relation to biosimilar applications. Certain incentives may be available for completion of pediatric studies. For example, once the marketing authorization is obtained in all countries in the European Union, or EU Member States, and study results are included in the product information, even when negative, the product is eligible for a six-months supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan pharmaceutical products, a two year extension of the orphan market exclusivity is granted.

In the EU, the criteria for designating an “orphan medicinal product” are similar in principle to those in the United States. A medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. The application for Orphan Drug Designation must be submitted before the marketing authorization application. Orphan Drug Designations entitle a party to financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to 10 years of market exclusivity. During the 10-year market exclusivity period, the EMA cannot accept another marketing authorization application, or grant a marketing authorization or accept an application to extend an existing marketing authorization, for the same therapeutic indication, in respect of a similar medicinal product. An orphan medicinal product can also obtain an additional two years of market exclusivity in the EU for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

In connection with the clinical development of our product candidates for certain indications, we may work with collaborators to develop or obtain access to companion diagnostic tests to identify appropriate patients for our product candidates. We may rely on third parties for the development, testing and manufacturing of these companion diagnostics, the application for and receipt of any required regulatory clearances or approvals, and the commercial supply of these companion diagnostics. The FDA and foreign regulatory authorities regulate companion diagnostics as medical devices that will likely be subject to clinical trials in conjunction with the clinical trials for product candidates, and which will require separate regulatory clearance or approval prior to commercialization. This process could include additional meetings with health authorities, such as a pre-submission meeting and the requirement to submit an investigational device exemption, or IDE. In the case of a companion diagnostic that is designated as “significant risk device,” approval of an IDE by the FDA and an Institutional Review Board, or IRB, is required before such diagnostic is used in conjunction with the clinical trials for a corresponding product candidate. We or our third-party collaborators may fail to obtain the required regulatory clearances or approvals, which could prevent or delay approval of our product candidates. In addition, the commercial success of any of our product candidates that requires a companion diagnostic will be tied to and dependent upon the receipt of required regulatory clearances or approvals and the continued ability of such third parties to make the companion diagnostic commercially available to us on reasonable terms in the relevant geographies.

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

Lastly, in some foreign countries, the proposed pricing for a drug must be approved before the drug may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, EU Member States can restrict the range of medicinal products for which their national health insurance systems provide reimbursement and they can control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these Member States may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A EU Member State may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Approaches between EU Member States are diverging. For example, in France, effective market access will be supported by agreements with hospitals and products may be reimbursed by the Social Security Fund. The price of medicines is negotiated with the Economic Committee for Health Products. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the EU do not follow price structures of the United States and generally prices in the EU tend to be significantly lower than prices in the United States.

Enacted and future healthcare legislation may increase the difficulty and cost for us to progress our clinical programs and obtain marketing licensure or approval of and commercialize our product candidates and may affect the prices we may set.

In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect results of our future operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, the Inflation Reduction Act (IRA), which was signed into law on August 16, 2022, allows Medicare to: beginning in 2026, establish a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services (CMS); and, beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation, among other reforms. CMS has recently taken steps to implement the IRA; first, by releasing a list of 43 Medicare Part B products that had an adjusted coinsurance rate based on the inflationary rebate provisions of the IRA for the time period of July 1, 2023 to September 30, 2023 on June 9, 2023; and, on June 30, 2023, issuing guidance detailing the requirements and parameters of the first round of price negotiations, to take place during 2023 and 2024, for products subject to the “maximum fair price” provision that would become effective in 2026. It is unclear how future regulatory actions to implement the IRA, as well as the outcome of pending litigation against the IRA, may affect our products and future profitability. See Part I, Item 1, Government Regulation – Other Healthcare Laws - Healthcare Reform of our Annual Report on Form 10-K for the year ended December 31, 2022 for additional detail on recent healthcare reform efforts that could affect our operations.

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

In markets outside of the United States, reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific products and therapies. The price control regulations outside of the United States can have a significant impact on the profitability of a given market, and further uncertainty is introduced if and when these laws change. For example, in Canada, price control legislation for patented medicines is currently undergoing significant changes that may have significant effects on profitability for companies selling products in Canada.

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

The Federal Trade Commission, or the FTC, and many state attorney generals are interpreting existing federal and state consumer protection laws to impose evolving standards for the collection, use, dissemination and security of health-related and other personal information. Privacy laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. Violating individuals’ privacy rights, publishing false or misleading information about security practices, or failing to take appropriate steps to keep individuals’ personal information secure may constitute unfair or deceptive acts or practices in violation of Section 5 of the FTC Act. Additionally, the FTC recently published an advance notice of proposed rule making on “commercial surveillance” and data security, and is seeking comment on whether it should implement new trade regulation rules or other regulatory alternatives concerning the ways in which companies (2) collect, aggregate, protect, use, analyze, and retain consumer data, as well as (2) transfer, share, sell, or otherwise monetize that data in ways that are unfair or deceptive. Federal regulators, state attorneys general and plaintiffs’ attorneys have been and will likely continue to be active in this space, and if we do not comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions. Further, the California Consumer Privacy Act of 2018, or the CCPA, went into effect in January 2020, which creates individual data privacy rights for consumers and operational requirements for companies, including placing increased privacy and security obligations on entities handling certain personal information of consumers or households. These requirements could increase our compliance costs and potential liability. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. While there is currently an exception for protected health information maintained by a business associate or covered entity as well as an exception for clinical trial data, as currently written, the CCPA may impact certain of our business activities. Further, the California Privacy Rights Act, or CPRA, was passed in California in 2020 and modifies the CCPA. The CCPA (as modified by the CPRA) imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have been adopted in other states or proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. For example: the Nevada Privacy of Information Collected on the Internet from Consumers Act went into effect on October 1, 2021; the Virginia Consumer Data Protection Act went into effect on January 1, 2023; the Colorado Privacy Act went into effect on July 1, 2023, the Connecticut Data Privacy Act went into effect July 1, 2023; and the Utah Consumer Privacy Act goes into effect December 31, 2023. In the event that we are subject to or affected by HIPAA, the CCPA and CPRA, or other privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In addition, the European Union General Data Protection Regulation, or EU GDPR, went into effect in May 2018 and imposes strict requirements for processing the personal data (i.e., data which identifies an individual or from which an individual is identifiable) of individuals within the EEA and grants individuals various data protection rights (e.g., the right to erasure of personal data).

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

The EU GDPR also prohibits transfers of personal data subject to the EU GDPR to countries that have not been found to provide adequate protection to such personal data, including the United States, unless specific safeguards are implemented. Historically, the primary safeguard allowing U.S. companies to import personal data from the EEA was certification to the EU-U.S. Privacy Shield framework. However, the Court of Justice of the European Union, or the CJEU, issued a decision in July 2020 invalidating the EU-U.S. Privacy Shield framework as a data transfer mechanism (Schrems II) and imposing further restrictions on the use of standard contractual clauses, or SCCs, including a requirement for companies to carry out a transfer privacy impact assessment, which, among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under the SCCs will need to be implemented to ensure an “essentially equivalent” level of data protection to that afforded in the EU. Subsequently, the European Commission published new EU SCCs in June 2022 to account for the decision in Schrems II and which place onerous obligations on the contracting parties. At present, there are few, if any, viable alternatives to the SCCs. However, on October 7, 2022, the U.S. President introduced an Executive Order to facilitate a new U.S.-EU Data Privacy Framework which will act as a successor to the invalidated Privacy Shield. On July 10, 2023, the European Commission adopted its adequacy decision for the U.S.-EU Data Privacy Framework, concluding that the United States ensures an adequate level of protection, compared to that of the EU, for personal data transferred from EU to U.S. companies participating in the U.S.-EU Data Privacy Framework.

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

Further, from January 1, 2021, companies may have to comply with the EU GDPR and also the United Kingdom GDPR, or the UK GDPR, which, together with the amended United Kingdom Data Protection Act 2018, retains the EU GDPR in UK national law. The UK GDPR mirrors the fines under the EU GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of annual global turnover. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU Member States to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision, and remains under review by the Commission during this period. These changes may lead to additional costs and increase our overall risk exposure. It should also be noted that the UK Government published its own form of SCCs, known as the International Data Transfer Agreement and International Data Transfer Addendum to the new EU SCCs. The UK Information Commissioner’s Office has also published its version of the transfer impact assessment and revised guidance on international transfers, although entities may choose to adopt either the EU or UK style transfer impact assessment. In terms of international data transfers between the UK and U.S., it is understood that the UK and the U.S. are negotiating an adequacy agreement to be known as a “Data Bridge”.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological waste or hazardous waste insurance coverage, workers’ compensation or property and casualty and general liability insurance policies that include coverage for damages and fines arising from biological or hazardous waste exposure or contamination.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act of 2001 and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our products abroad once we enter a commercialization phase and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We may also have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other collaborators, even if we do not explicitly authorize or have actual knowledge of these activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business

If we fail to attract and retain qualified senior management and key scientific personnel, our business may be materially and adversely affected.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and clinical and scientific personnel. We are highly dependent upon members of our senior management, including Lara Sullivan, M.D., our President and Chief Executive Officer, and Pamela Connealy, our Chief Financial Officer and Chief Operating Officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, the initiation and completion of our clinical trials or the commercialization of product candidates or any future product candidates.

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

As our product candidates advance into clinical trials, we may experience difficulties in managing our growth and expanding our operations.

As of August 10, 2023, we had 72 full-time employees. As our development and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

We currently have no marketing, sales, or distribution infrastructure and we intend to either establish a sales and marketing infrastructure or outsource this function to a third party. Either of these commercialization strategies carries substantial risks to us.

We currently have no marketing, sales, and distribution capabilities because all our product candidates are still in preclinical or clinical development. If any of our product candidates complete clinical development and are approved, we intend to either establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates in a legally compliant manner, or to outsource this function to a third party. There are risks involved if we decide to establish our own sales and marketing capabilities or enter into arrangements with third parties to perform these services. To the extent that we enter into collaboration agreements with respect to marketing, sales or distribution, our product revenue may be lower than if we directly marketed or sold any approved products. Such collaborative arrangements with partners may place the commercialization of our products outside of our control and would make us subject to a number of risks, including that we may not be able to control the amount or timing of resources that our collaborative partner devotes to our products or our collaborator’s willingness or ability to complete its obligations, and our obligations under our arrangements may be adversely affected by business combinations or significant changes in our collaborator’s business strategy.

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

If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Risks Related to Our Dependence on Third Parties

If we fail to comply with our obligations under any license, collaboration or other agreements, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our product candidates or we could lose certain rights to grant sublicenses.

We are a party to license agreements with Pfizer, Biosion, and the University of Chicago, pursuant to which we in-license patents and technology for certain of our product candidates, and we are also party to a collaboration agreement with Alloy Therapeutics, Inc., or Alloy, and Voxall Therapeutics, LLC, or Voxall, pursuant to which we may license patents and technology for future product candidates. Our current license agreements and our collaboration agreement impose, and any future license agreements or collaboration agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement and/or other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, while we cannot currently determine the amount of the royalty obligations we would be required to pay on sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

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

Further, if we enter into additional collaboration agreements and strategic partnerships or license our product candidates, we may not be able to realize the benefit of those transactions if we are unable to successfully integrate them with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business prospects, financial condition and results of operations. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies the entry into the transaction in the first place. Any delays in entering into new collaborations or strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

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

We rely on third-party contract manufacturers to manufacture our preclinical trial product supplies and clinical product supplies, and if we receive authorization to market our product candidates, we will rely on such manufacturers for commercial supplies. We do not own or operate manufacturing facilities for producing such supplies. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of any of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements and could take a significant amount of time to complete.

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
•
loss of the cooperation of an existing or future collaborator;
•
subjecting third party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
•
requirements to cease distribution or to recall batches of our product candidates; and
•
the inability to commercialize a product candidate, and an inability to meet commercial demands for such products.

We may be unable to establish agreements with third party CDMOs, or to do so on acceptable terms. Even if we are able to establish agreements with CDMOs, reliance on them entails additional risks, including:

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

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA or the EU Member States in coordination with the EMA pursuant to inspections that will be conducted after we submit our BLA to the FDA or our marketing authorization application to the EMA. We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory bodies, they will not be able to secure and/or maintain marketing licensure for their manufacturing facilities. In addition, we do not have complete control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, EU Member States and the EMA or other comparable regulatory authorities do not approve these facilities for the manufacture of our product candidates or if they withdraw any such licensure in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing licensure for or market our product candidates, if approved or licensed.

Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of licensure, license revocation, seizures or recalls of products or product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates and harm our business and results of operations. Our product candidates and any products that we may develop may compete with other product candidates and products for access to suitable manufacturing facilities. As a result, we may not obtain access to these facilities on a priority basis or at all. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

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

If we fail to meet our obligations under any of our in-license agreements, including the amended and restated license agreement with Pfizer, dated October 6, 2022, as further amended, or the Biosion License Agreement, then the licensor may terminate the license agreement. If one of our material in-license agreements is terminated, we will lose the right to continue to develop and commercialize the product candidate(s) covered by such in-license agreement. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under our in-license agreements, we may not be able to do so in a timely manner, at an acceptable cost or at all.

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
•
the impact of any natural disasters or public health emergencies and other calamities; and
•
general economic, industry and market conditions.

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

As of August 10, 2023, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially own approximately 44.3% of our outstanding common stock. As a result, these stockholders, if acting together, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, or IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700 million as of the prior June 30th and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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
•
not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act;
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

We have elected to take advantage of certain reduced disclosure obligations and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our investors may be different from the information you might receive from other public reporting companies that are not emerging growth companies in which you hold equity interests. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourself of this extended transition period, and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management has and will be required to devote substantial time to new compliance initiatives and corporate governance practices. Additionally, if we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

As a public company, we have incurred and, particularly after we are no longer an emerging growth company or a smaller reporting company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors or our board committees or as executive officers. These rules and regulations are also often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

In addition, as a public company, we incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company or a smaller reporting company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated May 23, 2023, by and among Pyxis Oncology, Inc., Ascent Merger Sub Corp., and Apexigen, Inc.	8-K	001-40881	2.1	May 24, 2023
10.1†	Amendment No. 4 to License Agreement by and between Pyxis Oncology, Inc. and Biosion USA, Inc, dated May 17, 2023.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Pyxis Oncology, Inc.

Date: August 11, 2023	By:	/s/ Lara Sullivan
Lara Sullivan, M.D.
President and Chief Executive Officer

	By:	/s/ Pamela Connealy
Pamela Connealy
Chief Financial Officer and Chief Operating Officer