Form 10-Q
period 2023-09-30
Pyxis Oncology, Inc.
filed 2023-11-07
CIK 1782223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, the registrant had 44,323,046 shares of common stock, $0.001 par value per share, outstanding.

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
•
We are heavily dependent on the success of PYX-201, PYX-106 and PYX-107, which are in the early stages of development, and if PYX-201, PYX-106 and/or PYX-107 are not successful in clinical trials or do not receive regulatory approval or licensure or are not successfully commercialized, our business will be materially and adversely affected.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$14,715	$179,293
Marketable debt securities, short-term	118,252	—
Restricted cash	1,472	1,472
Prepaid expenses and other current assets	4,655	5,847
Total current assets	139,094	186,612
Property and equipment, net	12,175	11,165
Intangible assets, net	22,294	—
Operating lease right-of-use assets	13,129	13,602
Total assets	$186,692	$211,379
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,310	$7,097
Accrued expenses and other current liabilities	16,629	24,537
Operating lease liabilities, current portion	1,204	—
Deferred revenue	7,189	—
Total current liabilities	28,332	31,634
Operating lease liabilities, net of current portion	20,414	18,921
Total liabilities	48,746	50,555
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 190,000,000 shares authorized; 44,312,767 and 35,110,016 shares issued as of September 30, 2023 and December 31, 2022, respectively, 44,294,092 and 34,958,730 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	44	34
Additional paid-in capital	408,635	373,225
Accumulated other comprehensive loss	(105)	—
Accumulated deficit	(270,628)	(212,435)
Total stockholders’ equity	137,946	160,824
Total liabilities and stockholders’ equity	$186,692	$211,379

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$14,687	$19,034	$37,979	$56,275
General and administrative	10,667	9,359	26,450	29,233
Total operating expenses	25,354	28,393	64,429	85,508
Loss from operations	(25,354)	(28,393)	(64,429)	(85,508)
Other income, net:
Interest and investment income	1,707	719	5,036	892
Sublease income	598	—	1,200	—
Total other income, net	2,305	719	6,236	892
Net loss	$(23,049)	$(27,674)	$(58,193)	$(84,616)
Net loss per common share - basic and diluted	$(0.56)	$(0.85)	$(1.52)	$(2.61)
Weighted average shares of common stock outstanding - basic and diluted	41,331,806	32,561,228	38,379,401	32,444,072
Other comprehensive loss:
Net unrealized loss on marketable debt securities	(20)	—	(105)	—
Other comprehensive loss	(20)	—	(105)	—
Comprehensive loss	$(23,069)	$(27,674)	$(58,298)	$(84,616)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
For the Three Months Ended September 30, 2023 and 2022	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2023	39,376,941	$39	$392,900	$(85)	$(247,579)	$145,275
Acquisition of Apexigen, Inc. (Refer to Note 3)	4,344,435	4	10,728	—	—	10,732
Stock options exercised	56,774	—	117	—	—	117
Vesting of restricted common stock, net of tax withholdings	455,375	1	(394)	—	—	(393)
Issuance of common stock under employee stock purchase plan ("ESPP")	60,567	—	105	—	—	105
Stock-based compensation	—	—	5,179	—	—	5,179
Net unrealized losses on marketable debt securities	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(23,049)	(23,049)
Balance at September 30, 2023	44,294,092	$44	$408,635	$(105)	$(270,628)	$137,946

Balance at June 30, 2022	32,483,883	$32	$360,594	$—	$(148,660)	$211,966
Stock options exercised	9,003	—	6	—	—	6
Vesting of restricted common stock	95,254	—	—	—	—	—
Stock-based compensation	—	—	4,449	—	—	4,449
Net loss	—	—	—	—	(27,674)	(27,674)
Balance at September 30, 2022	32,588,140	$32	$365,049	$—	$(176,334)	$188,747

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
For the Nine Months Ended September 30, 2023 and 2022	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	34,958,730	$34	$373,225	$—	$(212,435)	$160,824
Issuance of common stock to Pfizer Inc. (Refer to Note 7)	1,811,594	2	4,998	—	—	5,000
Shares issued pursuant to at-the-market (“ATM”) program, net of commission	1,001,208	1	6,121	—	—	6,122
Acquisition of Apexigen, Inc. (Refer to Note 3)	4,344,435	4	10,728	—	—	10,732
Stock options exercised	77,270	—	120	—	—	120
Vesting of restricted common stock, net of tax withholdings	2,040,288	3	(393)	—	—	(390)
Issuance of common stock under ESPP	60,567	—	105	—	—	105
Stock-based compensation	—	—	13,731	—	—	13,731
Net unrealized losses on marketable debt securities	—	—	—	(105)	—	(105)
Net loss	—	—	—	—	(58,193)	(58,193)
Balance at September 30, 2023	44,294,092	$44	$408,635	$(105)	$(270,628)	$137,946

Balance at December 31, 2021	32,222,881	$32	$352,999	$—	$(91,718)	$261,313
Stock options exercised	73,841	—	183	—	—	183
Vesting of restricted common stock	291,418	—	1	—	—	1
Stock-based compensation	—	—	11,866	—	—	11,866
Net loss	—	—	—	—	(84,616)	(84,616)
Balance at September 30, 2022	32,588,140	$32	$365,049	$—	$(176,334)	$188,747

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows (In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(58,193)	$(84,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,237	517
Stock-based compensation	13,731	11,866
Non-cash lease expense	473	855
Accretion of discount on marketable debt securities	(3,347)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,712	(332)
Accounts payable	(3,857)	(6,443)
Accrued expenses and other current liabilities	(10,435)	5,636
Operating lease liabilities	2,697	569
Deferred revenue	527	—
Net cash used in operating activities	(55,455)	(71,948)
Investing activities
Cash acquired in acquisition of Apexigen, Inc.	6,659	—
Redemption of marketable debt securities	71,594	—
Purchase of marketable debt securities	(186,604)	—
Purchase of property and equipment	(6,726)	(4,541)
Net cash used in investing activities	(115,077)	(4,541)
Financing activities
Proceeds from shares issued under ATM, net of commission	6,122	—
Tax withholding payments related to net settlement of restricted stock units	(393)	—
Proceeds from the exercise of stock options	120	183
Proceeds from the sale of stock under employee stock purchase plan	105	—
Net cash provided by financing activities	5,954	183
Net decrease in cash, cash equivalents, and restricted cash	(164,578)	(76,306)
Cash, cash equivalents and restricted cash at beginning of year	180,765	276,316
Cash, cash equivalents and restricted cash at end of period	$16,187	$200,010
Supplemental cash flow information:
Cash received for interest	$1,658	$892
Cash paid for taxes	$48	$—
Noncash investing activities:
Shares, warrants, and replacement stock options and restricted stock units (“RSUs”) issued for acquisition of Apexigen, Inc.	$10,732	$—
Property and equipment in accounts payable and accrued expenses	$—	$1,360
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$15,319
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$14,715	$198,538
Restricted cash	1,472	1,472
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$16,187	$200,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

Nature of Business

Pyxis Oncology, Inc. (the “Company”), a Delaware corporation, was founded in June 2018 and launched its operations in July 2019. The Company is a clinical stage company focused on defeating difficult-to-treat cancers. The Company is efficiently building next-generation therapeutics that hold the potential for mono and combination therapies. The Company's therapeutic candidates are designed to directly kill tumor cells and to address the underlying pathologies created by cancer that enable its uncontrollable proliferation and immune evasion. The Company's antibody-drug conjugates (“ADCs”) and immuno-oncology (“IO”) programs employ novel and emerging strategies to target a broad range of solid tumors resistant to current standards of care.

The Company has one operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of assessing performance and allocating resources.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Company’s fiscal year ends on December 31 and its first three fiscal quarters end on March 31, June 30 and September 30. The accompanying condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of those expected for the year ending December 31, 2023 or for any future period. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2023.

Liquidity

As of September 30, 2023, the Company had an accumulated deficit of $270.6 million. The Company has incurred losses and negative cash flows from operations since inception, including net losses of $58.2 million and $84.6 million for the nine months ended September 30, 2023 and 2022, respectively.

The Company has not generated any revenues from product sales to date and does not anticipate generating any revenues from product sales unless and until it successfully completes development and obtains regulatory approval for its current or any future product candidates. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to expand its research and development programs and develop its product candidates.

The Company currently expects that its existing cash, cash equivalents and short-term investments of $133.0 million as of September 30, 2023 will fund its operating expenses and capital requirements at least twelve months from the date these unaudited consolidated financial statements are issued. Additional funding may be necessary to fund future clinical and preclinical activities.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expense, and related disclosures. The Company regularly evaluates estimates and assumptions related to assets, liabilities, stock-based compensation, operating leases, assessment of the useful lives of property and equipment, marketable debt securities, fair value of intangible assets and research and development costs, including clinical trial accruals. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and there may be changes to management’s estimates in future periods.

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

Significant Accounting Policies

Other than the new accounting policies detailed below, there have been no other changes to the Company’s significant accounting policies disclosed in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2023.

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

Business Combinations

The Company determines whether a transaction or other event is a business combination by determining whether the assets acquired and liabilities assumed constitute a business. Business combinations are accounted for by applying the acquisition method as set out by ASC 805, Business Combinations (“ASC 805”). The acquisition method of accounting requires the acquirer to recognize and measure all identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values, with certain exceptions for specific items.

Goodwill is measured as the excess of the consideration transferred in the business combination over the net acquisition date amounts of the identifiable assets acquired and the liabilities assumed. Alternatively, if acquisition date amounts of the identifiable assets acquired and the liabilities assumed exceeds the consideration transferred, a gain on bargain purchase is recognized in the condensed consolidated statements of operations and comprehensive loss. The consideration transferred in a business combination is measured as the sum of the fair values of the assets transferred, the liabilities incurred to former owners of the target and the equity interests issued.

The results of operations of businesses acquired by the Company are included in the Company’s condensed consolidated statements of operations and comprehensive loss as of the respective acquisition date.

Where the acquirer exchanges its share-based payment awards for awards held by grantees of the acquiree, such exchanges are treated as a modification of share-based payment awards and are referred to as replacement awards. The replacement awards are measured as of the acquisition date and the portion of the fair-value-based measure of the replacement award that is attributable to pre-combination vesting is considered part of the consideration transferred. For awards with service-based vesting conditions only, the amount attributable to pre-combination vesting is the fair-value-based measure of the acquiree award multiplied by the ratio of the employee’s pre-combination service period to the greater of the total service period or the original service period of the acquiree award.

Acquisition-related costs, including advisory, legal and other professional fees and administrative fees are expensed as incurred except for the costs of issuing equity securities, which are recognized as a reduction to the amounts recognized in the condensed consolidated statements of stockholders' equity for the respective equity issuance.

Indefinite-Lived Intangible Asset

The Company’s indefinite-lived intangible assets consist of in-process research and development (“IPR&D”), which was acquired in connection with the acquisition of Apexigen, Inc. (“Apexigen”). IPR&D represents the fair value assigned to research and development projects acquired which are in-process, but not yet completed at the time of acquisition. The primary basis for determining the completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region.

The Company classifies IPR&D acquired in a business combination as an indefinite-lived intangible asset until the associated research and development efforts are either completed or abandoned. IPR&D becomes definite-lived upon the completion or abandonment of the associated research and development efforts. All research and development costs incurred subsequent to the acquisition of IPR&D are expensed as incurred. Indefinite-lived intangible assets are evaluated for impairment on an annual basis or more frequently if an indicator of impairment is present.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Revenue Recognition

The Company recognizes revenue based on guidance under ASC 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue is recognized when the customer obtains control of the promised goods or services, at an amount that reflects the consideration the Company expect to receive in exchange for those goods or services. The Company has not commenced sales of its drug candidates and does not have any products approved for marketing as of September 30, 2023.

The Company may also earn contingent fees, including milestone payments, based on counterparty performance and royalties on sales, from collaborations and other out-license arrangements. The Company recognizes milestone payments as revenue once the underlying events are probable of being met and there is not a significant risk of reversal. The Company recognizes sales-based royalties as revenue when the underlying sales occur and there are no constrains to recognize the revenue for such sales-based royalties.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which amends the accounting related to contract assets and liabilities acquired in business combinations. ASU 2021-08 requires that entities recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively to businesses combinations occurring on or after the effective date of the amendment. Early adoption is permitted, including adoption in an interim period. On January 1, 2023, the Company adopted ASU 2021-08, which did not have a material effect on the Company's financial position, results of operations, or cash flows.

Recently Issued Accounting Pronouncements

Recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not, or are not expected to, have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

3. Acquisition of Apexigen

On May 23, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Ascent Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Apexigen, a Delaware corporation and a clinical-stage biopharmaceutical company focused on discovering and developing innovative antibody therapeutics for oncology.

On August 23, 2023 (the “Closing Date”), the Company completed the acquisition of Apexigen contemplated by the Merger Agreement, pursuant to which, Merger Sub merged with and into Apexigen, with Apexigen surviving as a wholly owned subsidiary of the Company (the “Merger”). The Company issued 4,344,435 shares of common stock to Apexigen stockholders. The Merger expanded the pipeline with the addition of sotigalimab (now PYX-107), a potentially first- and best-in-class CD40 agonist with demonstrated anti-cancer activity in patients who previously progressed on PD-(L)1 inhibitors, and enhanced the Company’s ADC capabilities with an addition of the commercially and clinically validated APXiMAB platform to generate novel antibodies that can be optimized for targeted payload delivery.

Under the Merger Agreement, each share of Apexigen common stock outstanding as of the Closing Date was automatically converted into the right to receive 0.1725 shares of the Company’s common stock (“Exchange Ratio”). Additionally, each outstanding stock option, RSU and warrant issued by Apexigen was assumed and converted into stock options, RSUs and warrants to acquire the Company’s common stock, on substantially similar terms and conditions as were applicable under such Apexigen equity plans (collectively, the "Replacement Awards") and warrant agreements. The number of stock options, RSUs and warrants and their respective exercise prices were adjusted by the Exchange Ratio.

The Company accounted for the Merger as a business combination using the acquisition method in accordance with ASC 805. Under the acquisition method of accounting, the Company was identified as the acquirer, with Apexigen as the acquiree, and August 23, 2023 was determined to be the acquisition date. Accordingly, the assets acquired and liabilities assumed are recorded at their estimated fair value on the date of acquisition. Apexigen’s results of operations have been included in the condensed consolidated statements of operations and comprehensive loss since the date of acquisition and were not material to the Company’s results of operations for the three and nine months ended September 30, 2023.

The consideration transferred for Apexigen includes the shares issued by the Company to former Apexigen shareholders, the fair value of replacement awards (both stock options and RSUs) of the Company granted to Apexigen grantholders attributable to pre-combination vesting and the fair value of Apexigen warrants converted to the Company’s warrants.

The following table summarizes the acquisition date fair value of the consideration transferred for Apexigen (in thousands, except share and per-share information):

Fair value of Pyxis Oncology common stock issued to Apexigen stockholders (i)	$9,970
Fair value of replacement options and RSUs attributable to pre-combination service (ii)	144
Fair value of replacement warrants (iii)	618
Provisional purchase price	$10,732

(i)

The fair value of the Company’s common stock issued as consideration transferred was based on the closing price of Pyxis Oncology common stock as reported on The Nasdaq Global Select Market on the day prior to the Closing Date.

(ii)

At the Closing Date, the Company replaced 4,128,809 Apexigen stock options and 200,000 Apexigen RSUs with approximately 712,181 Pyxis Oncology stock options (“Replacement Options”) and 34,500 Pyxis Oncology RSUs (“Replacement RSU Awards”). The acquisition date fair value of the Replacement Options was determined by the Black-Scholes option-pricing model and the acquisition date fair value attributable to the pre-combination services of $0.1 million is included in the provisional purchase price.

(iii)

At the Closing Date, the Company replaced approximately 5,815,613 Apexigen warrants with approximately 1,003,191 Pyxis Oncology warrants (“Replacement Warrants”). The acquisition date fair value of the Replacement Warrants is $0.6 million, which was determined using the Black-Scholes option-pricing model and is included in the provisional purchase price.

The following table summarizes the preliminary acquisition date fair value of the assets acquired and liabilities assumed (in thousands):

Assets acquired:
Cash and cash equivalents	$6,660
Prepaid expenses and other current assets	519
Intangible assets	22,294
Total identifiable assets	$29,473

Liabilities assumed:
Accounts payable	(4,548)
Accrued liabilities	(7,531)
Deferred revenue	(6,662)
Total identifiable liabilities	$(18,741)

Net assets acquired	$10,732

The assets acquired and liabilities assumed were measured based on management’s estimates of the fair value as of the acquisition date. Intangible assets represents Apexigen's research and development asset, which was in-process, but not yet completed, and which the Company has the opportunity to advance.

The fair value of the IPR&D was determined using the income approach. Under this method, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows attributable to the intangible asset. The fair value measurements were primarily based on significant inputs not observable in the market and thus represent a Level 3 measurement. The estimates the Company uses are consistent with the plans and estimates that it uses to manage its business. Significant assumptions utilized in the Company’s income approach model include the discount rate, timing of clinical studies and regulatory approvals, the probability of success of its research and development programs, timing of commercialization of these programs, forecasted sales, selling, general and administrative expenses, capital expenditures, as well as anticipated growth rates.

The fair value estimates for the IPR&D and purchase price are considered provisional and subject to adjustment during the measurement period, not to exceed one year after the date of acquisition, as additional information becomes available and as additional analyses are performed.

The Company incurred transaction related costs of $1.3 million for the nine months ended September 30, 2023, of which $1.0 million were recognized during the three months ended September 30, 2023. All transaction related costs were recognized in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. No issuance costs were incurred relating to the issuance of shares to Apexigen stockholders.

Supplemental Pro Forma Information

On a pro forma basis to give effect to the Merger as if it occurred on January 1, 2022, net loss for the three and nine months ended September 30, 2023 and 2022 would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(29,313)	$(36,166)	$(74,375)	$(110,254)

The supplemental pro forma net loss for the three and nine months ended September 30, 2023 were adjusted to exclude the $1.0 million and $1.3 million, respectively, of acquisition-related costs recognized by the Company, and the $3.7 million and $5.5 million, respectively, of acquisition-related costs incurred by Apexigen.

4. Fair Value Measurements

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

The following tables set forth the fair value of the Company’s financial instruments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements in accordance with the FASB ASC 820 hierarchy (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$10,086	$—	$—	$10,086
Marketable debt securities
U.S. Treasury securities	118,252	—	—	118,252
Total	$128,338	$—	$—	$128,338

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$177,279	$—	$—	$177,279
Restricted cash
Money market funds	1,472	—	—	1,472
Total	$178,751	$—	$—	$178,751

Money market funds and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, as they are valued using quoted prices in active markets. There were no transfers of financial instruments among Level 1, Level 2, and Level 3 during the periods presented.

5. Marketable Debt Securities

Marketable debt securities, all of which were classified as available-for-sale, consist of the following (in thousands):

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Marketable debt securities
U.S. Treasury securities	$118,357	$8	$(113)	$118,252
Total	$118,357	$8	$(113)	$118,252

As of December 31, 2022, the Company did not have marketable debt securities.

As of September 30, 2023, the remaining contractual terms of the U.S. Treasury securities are less than 12 months.

Interest and Investment Income

Interest and investment income consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$227	$719	$1,689	$892
Accretion of discount, net	1,480	—	3,347	—
Total interest and investment income	$1,707	$719	$5,036	$892

6. Joint Venture

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

The Company accounted for the investment in Voxall under the equity method of accounting. Voxall has incurred losses since inception and the Company's share in the losses of Voxall was $0.1 million for both the three and nine months ended September 30, 2023 and $0 for both the three and nine months ended September 30, 2022 The Company recognized its share of losses of Voxall only to the extent of the carrying value of its investment in Voxall and the promissory note issued by Voxall, which aggregated to $0.2 million and was recognized during the year ended December 31, 2021. The remaining unabsorbed loss will be offset against future income, if any. As the Company has no commitment to fund the losses of the equity method investment, the carrying value of the equity method investment has not been reduced below zero.

7. Licensing Agreements

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

The Company assessed the milestone and royalty events under University License Agreement as of September 30, 2023 and 2022, and determined that no such amounts were required.

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

Further, pursuant to the A&R License Agreement, the Company is obligated to pay future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products at varying rates. The Company assessed the milestone and royalty events under A&R License Agreement as of September 30, 2023 and 2022, and determined that no such amounts were required.

LegoChem Biosciences, Inc. Agreements

In December 2020, the Company entered into a license agreement (the “LegoChem License Agreement”) and an opt-in, investment and additional consideration agreement (the “Opt-In Agreement”) with LegoChem Biosciences, Inc. (“LegoChem”). Pursuant to the LegoChem License Agreement, the Company obtained a worldwide (other than Korea) license for development and commercialization rights for LCB67, an ADC product candidate targeting DLK-1, and products containing the licensed compound. Additionally, the Company may purchase certain initial quantities of licensed products from LegoChem for an estimated cost of $7.0 million. No amounts were due and payable related to the manufacturing of the initial quantities of licensed product as of September 30, 2023.

Further, the Company is obligated to make future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products at varying rates. The Company assessed the milestone and royalty events under LegoChem License Agreement as of September 30, 2023 and 2022, and determined that no such amounts were required.

License Agreement with Biosion USA, Inc.

On March 28, 2022, the Company entered into a license agreement (the “Biosion License Agreement”) with Biosion USA, Inc. (“Biosion”), pursuant to which the Company obtained an exclusive, worldwide (other than Greater China (mainland China, Hong Kong, Macau and Taiwan)) license for development, manufacturing and commercialization rights for BSI-060T, a Siglec-15 targeting antibody, an IO product candidate (now referred to as PYX-106), and products containing the licensed compound.

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

The Company assessed the milestone and royalty events involving Biosion as of September 30, 2023 and 2022 and determined that no such amounts were required.

8. Deferred Revenue

On August 23, 2023, the Company completed the acquisition of Apexigen, which is detailed in Note 3, Acquisition of Apexigen. As a result of the acquisition, the Company assumed all out-licensing agreements of Apexigen.

In October 2019, Novartis’ Beovu® product, which is covered by Apexigen’s out-license agreements, was approved for commercial product sale. Under this agreement, Novartis is obligated to pay to Apexigen a very low single-digit royalty on net sales of the Beovu product. However, Novartis has disputed its obligation to pay these royalties on Beovu sales under this agreement. As a result, the Company has determined that any sales-based Beovu product royalty revenue that the Company may earn under this agreement is currently fully constrained. Deferred revenue represents the royalty proceeds received by Apexigen under this agreement, which was taken over by the Company as of the acquisition date. As of September 30, 2023, deferred revenue totaled $7.2 million.

9. Common Stock Warrants

As described in Note 3, Acquisition of Apexigen, pursuant to the Merger Agreement, each outstanding warrant issued by Apexigen as of the Closing Date was assumed and converted into a warrant to acquire the Company’s common stock, on substantially similar terms and conditions as were applicable under such Apexigen warrant agreements. At the Closing Date, the Company replaced approximately 5,815,613 Apexigen warrants with approximately 1,003,191 Pyxis Oncology warrants. The acquisition date fair value of the Replacement Warrants was $0.6 million, which is included in the provisional purchase price.

The fair value of the Replacement Warrants was determined using the Black-Scholes option-pricing model and the following assumptions:

	August 23, 2023
Expected volatility		95.0%
Risk-free interest rate	4.36%	-	4.50%
Expected dividend yield		0.00%
Expected term (in years)	3.93	-	4.94

As of September 30, 2023, there were 344,259 warrants outstanding with an exercise price of $8.12 per share, 17,212 warrants outstanding with an exercise price of $10.14 per share and 641,720 warrants with an exercise price of $66.67 per share. Each of the warrants with an exercise price of $66.67 per share will expire on the fifth anniversary of July 29, 2022, or earlier upon redemption or liquidation. Each of the warrants with an exercise price of $8.12 per share will expire on July 30, 2028, or earlier upon redemption or liquidation.

The Company may call the warrants outstanding with an exercise price of $10.14 per share for redemption:

•
in whole or in part;
•
at a price of $0.01 per warrant;
•
upon a minimum of 30 days’ prior written notice of redemption; and
•
if, and only if, the last reported closing price of the ordinary shares equals or exceeds $104.35 per share for any 20 trading days within a 30-trading day period on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls these warrants for redemption, management will have the option to require all holders that wish to exercise these warrants to do so on a “cashless basis,” as described in the warrant agreement.

10. Stockholders' Equity

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

During the nine months ended September 30, 2023, the Company completed the sale of an aggregate of 1,001,208 shares of common stock under the ATM offering program with an average gross sale price of $6.30 per share, resulting in gross proceeds of $6.3 million. The Company paid commissions of $0.2 million to the placement agent under the ATM offering program. The Company did not sell any shares under the ATM offering program during the three months ended September 30, 2023.

Preferred Stock

There were no issued and outstanding shares of preferred stock as of September 30, 2023 and December 31, 2022.

Common Stock

Voting, dividend and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.

Voting—Each holder of outstanding shares of common stock shall be entitled to one vote in respect of each share.

Reserved Shares— The Company reserved the following shares of common stock for issuance:

	September 30, 2023	December 31, 2022
Stock options outstanding	6,022,413	5,720,415
Unvested restricted stock awards and units	3,822,944	3,015,387
Stock options available for issuance	1,348,744	1,697,166
Common stock warrants	1,003,191	—
Employee stock purchase plan	584,188	534,675
Total	12,781,480	10,967,643

11. Stock-Based Compensation

2022 Equity Inducement Plan

On July 1, 2022, the Company’s board of directors approved the 2022 Equity Inducement Plan (the “2022 Plan”), which became effective on that date. The 2022 Plan allows the Company to make equity-based incentive awards to its officers and employees without stockholder approval pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules, or any successor rule relating to inducement awards. Unless earlier terminated by the Board, 2022 Plan will terminate on the tenth anniversary of the effective date. The Company has initially reserved 1,400,000 shares of its common stock for the issuance of awards under the 2022 Plan. As of September 30, 2023, options to purchase 425,217 shares of common stock and 282,067 RSUs were outstanding under the 2022 Plan and 634,814 shares remained available for future issuance under the 2022 Plan.

2021 Equity and Incentive Plan

On September 27, 2021, the Company’s board of directors and stockholders approved the 2021 Equity and Incentive Plan (the “2021 Plan”), which became effective on October 7, 2021, when the Company’s registration statement was declared effective by the SEC. The 2021 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company has initially reserved 3,852,807 shares of its common stock for the issuance of awards under the 2021 Plan. The number of shares of common stock reserved for issuance under the 2021 Plan will automatically increase annually on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022, and continuing until (and including) the fiscal year ending December 31, 2031 by the lesser of (i) 5% of the total number of shares of common stock outstanding on December 31st of the immediately preceding fiscal year and (ii) the number of shares as may be determined by the board of directors. As a result of the evergreen provision of the 2021 Plan, the Company added an additional 1,755,501 shares of common stock to the 2021 Plan as of January 1, 2023. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive options under the 2021 Plan is 7,705,614. Unless earlier terminated by the Board, 2021 Plan will terminate on the tenth anniversary of the effective date. As of September 30, 2023, options to purchase 2,162,316 shares of common stock and 2,713,673 RSUs were outstanding under the 2021 plan and 538,035 shares remained available for future issuance under the 2021 plan.

2019 Equity Incentive Plan

In 2019, the Company established the 2019 Equity and Incentive Plan (the “2019 Plan”), under which the Company is allowed to grant options and restricted stock to its employees and non-employees. The maximum number of shares of common stock reserved for issuance under the 2019 Plan is 4,042,408 shares. Options granted under the 2019 Plan include incentive stock options that can be granted only to the Company’s employees and non-statutory stock options that can be granted to the Company’s employees, consultants, advisors and directors. The 2019 Plan also permits the Company to issue restricted stock awards. Unless earlier terminated by the Board, the 2019 Plan will terminate on the tenth anniversary of the effective date. As of September 30, 2023, options to purchase 2,349,850 shares of common stock and 770,539 RSUs were outstanding under the 2019 Plan and 175,895 shares remained available for future issuance under the 2019 Plan.

Apexigen Equity Incentive Plan

Upon the Merger, the Company assumed Apexigen's 2022 Equity Incentive Plan (the “2022 EIP”), which allows the Company to grant options and restricted stock to eligible employees and non-employees. The Company initially reserved 443,912 shares of its common stock for the issuance of awards under the 2022 EIP. The number of shares of common stock reserved for issuance under the 2022 EIP will automatically increase on January 1 of each calendar year, starting on January 1, 2023 through January 1, 2032, in an amount equal to the lesser of (i) 0.8625% of the total number of shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase, (ii) 554,890 shares, or (iii) such number of shares determined by the administrator of the 2022 EIP. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive options under the 2022 EIP is 597,077. Unless earlier terminated by the Board, 2022 EIP will terminate on the tenth anniversary of the effective date. As of September 30, 2023, options to purchase 1,085,030 shares of common stock and 37,990 RSUs were outstanding under the 2022 EIP and zero shares remained available for future issuance under the 2022 EIP.

The Company also assumed Apexigen's 2020 Equity Incentive Plan, (“2020 EIP”) as a result of the Merger. Outstanding awards granted under the 2020 EIP will remain subject to the terms of the plan, and shares underlying awards granted under such plan that are cancelled or forfeited will be available for issuance under the 2022 EIP, as applicable.

2021 Employee Stock Purchase Plan

On September 27, 2021, the Company’s board of directors and stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on October 7, 2021, when the Company’s registration statement was declared effective by the SEC. The 2021 ESPP initially reserved and authorized the issuance of up to a total of 424,595 shares of common stock to participating employees. The number of shares of common stock reserved for issuance under the ESPP will automatically increase annually on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022, and continuing until (and including) the fiscal year ending December 31, 2031 by the lesser of (i) 110,080 shares, (ii) 1% of the total number of shares of common stock outstanding on December 31st of the immediately preceding fiscal year and (iii) the number of shares as may be determined by the board of directors. As a result of the evergreen provision of the 2021 ESPP, the Company added an additional 110,080 shares of common stock to the 2021 ESPP as of January 1, 2023. During the three and nine months ended September 30, 2023, the Company issued 60,567 shares of common stock pursuant to the ESPP. As of September 30, 2023, the authorized number of shares and shares available for issuance under the 2021 ESPP is 584,188.

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

The option repricing resulted in incremental stock-based compensation of $1.1 million, of which $0.1 million and $0.9 million was recorded as expense in the three and nine months ended September 30, 2023, respectively. The remaining expense will be recognized over the requisite service period in which the stock options vest.

Apexigen Replacement Options and Replacement RSU Awards

As described in Note 3, Acquisition of Apexigen, pursuant to the Merger Agreement, each outstanding stock option issued by Apexigen as of the Closing Date was assumed and converted into an option to acquire the Company’s common stock and each outstanding restricted stock unit awarded by Apexigen as of the Closing Date was assumed and converted into an award of the Company's common stock, on substantially similar terms and conditions as were applicable under such Apexigen equity plans.

At the Closing Date, the Company issued approximately 712,181 Replacement Options and 34,500 Replacement RSU Awards to Apexigen grantholders. The acquisition date fair value of the Replacement Options was determined by the Black-Scholes option-pricing model and the acquisition date fair value attributable to the pre-combination services of $0.1 million is included in the provisional purchase price, which is included in Note 3, Acquisition of Apexigen.

The Replacement Options and Replacement RSU Awards will continue to vest over the remaining vesting period through the earlier of exercise, expiration or forfeiture. The number of stock options, RSUs and warrants and their respective exercise prices were adjusted by the Exchange Ratio.

Stock Options

Stock options granted under the 2022 Plan, 2022 EIP, 2020 EIP, 2021 Plan and 2019 Plan (together, the “Plans”) to employees generally vest over four years and expire after 10 years.

The summary of stock option activity for the nine months ended September 30, 2023 (in thousands, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	5,720,415	$9.68		8.8	$72
Granted	474,725	1.97
Replacement Options (1)	712,181	17.57
Exercised	(77,270)	1.60
Expired	(305,477)	11.8
Forfeited	(502,161)	9.16
Outstanding at September 30, 2023	6,022,413	$8.33	(2)	6.4	$67	(2)
Options exercisable at September 30, 2023	3,429,701	$8.82	(2)	6.3	$52	(2)

(1)	Represents Replacement Options issued to Apexigen grantholders pursuant to the Merger Agreement.

(2)	The weighted average exercise price and aggregate intrinsic value as of September 30, 2023 reflect the impact of the stock option repricing discussed above.

The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2023 was $1.29 and $1.58 per share, respectively, and $1.90 and $3.35 per share, respectively, for the three and nine months ended September 30, 2022. The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock of $1.99 per share as of September 29, 2023. The aggregate intrinsic value of stock options exercised during each of the three and nine months ended September 30, 2023 was $0.1 million. For the three and nine months ended September 30, 2022, the aggregate intrinsic value of stock options exercised was $18 thousand and $0.2 million, respectively.

The Company estimated the fair value of each option, including Replacement Options, on the date of grant using the Black-Scholes option-pricing model applying the range of assumptions in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected volatility	98.23% - 118.90%	96.09% - 97.34%	97.11% - 118.90%	96.09% - 101.66%
Risk-free interest rate	4.36% - 5.57%	2.85% - 4.02%	3.58% - 5.57%	1.6% - 4.02%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	0.25 - 6.08	6.00 - 6.08	0.25 - 6.08	6.00 - 6.11

Stock-based compensation expense related to stock options, including expense related to the Company's ESPP, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$775	$1,623	$3,122	$3,190
General and administrative	1,668	1,534	5,491	6,134
Total	$2,443	$3,157	$8,613	$9,324

The Company has an aggregate $14.5 million of unrecognized stock-based compensation expense as of September 30, 2023, remaining to be amortized over a weighted average period of 1.41 years. The Company has not recognized and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance related to its net deferred tax assets.

Restricted Stock Awards

Under the 2019 Plan, 2021 Plan and 2022 Inducement Plan, the Company issued 3,653,248 RSUs to employees and non-employees. Compensation costs related to these RSUs were recorded based on the Company's stock price on the date of issuance and amortized over the service period. Under the 2019 Plan, 2021 Plan and 2022 Inducement Plan, the Company has 70 days to settle the RSUs once vested.

Additionally, the Company issued certain shares of restricted common stock (“RSA”) to the employee co-founders and certain non-employee consultants in 2019. The shares of restricted common stock were issued pursuant to standalone restricted stock purchase agreements that are independent of the 2019 Plan, 2021 Plan and 2022 Inducement Plan. The shares of restricted common stock pursuant to standalone restricted stock purchase agreements carried a purchase price equivalent of $0.01 per share. As of September 30, 2023, 18,675 RSAs were unvested and outstanding.

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

The summary of restricted stock activity for the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested and unsettled at January 1, 2023	3,015,387	$3.64
Granted	3,653,248	2.18
Replacement RSU Awards (1)	34,500	2.30
Forfeited	(654,960)	3.38
Vested and settled	(2,225,231)	2.84
Non-vested and unsettled at September 30, 2023	3,822,944	$2.63

(1)	Represents Replacement RSU Awards issued to eligible Apexigen grantholders pursuant to the Merger Agreement.

The Company has recorded stock-based compensation expense related to the restricted stock awards of $2.7 million and $1.3 million for the three months ended September 30, 2023 and 2022, respectively, and $5.1 million and $2.5 million for the nine months ended September 30, 2023 and 2022, respectively. The Company has an aggregate $8.0 million of gross unrecognized restricted stock-based compensation expense as of September 30, 2023 remaining to be amortized over a weighted average period of 2.35 years.

12. Operating Leases

Leases classified as operating leases are included in operating lease right-of-use assets (“ROU”), operating lease liabilities, current portion and operating lease liabilities, net of current portion, in the Company's condensed consolidated balance sheets. Cash paid for operating lease liabilities was $1.7 million and $1.3 million during the nine months ended September 30, 2023 and 2022, respectively, which is included in operating cash flows.

On February 2, 2023, the Company entered into a sublease agreement for approximately 17,729 square feet of office and laboratory space in the building located at 321 Harrison Avenue, Boston, Massachusetts. The sublease included a rent-free period, with rent payments commencing on May 24, 2023. Under the terms of the sublease, the sublessee is to pay the Company approximately $1.5 million in year one and $1.9 million per year thereafter, which is subject to a 3.0% annual rent increase, plus certain other costs under the sublease, such as operating expenses, taxes, insurance, property management fee and utilities. The Company remains jointly and severally liable under the head lease and accounts for the sublease as an operating lease. The lease term commenced on March 24, 2023 and is expected to end in March 2026. The sublessee has the option to extend the sublease for a one-year period on the same terms and conditions as the current sublease, subject to a change in base rent for the extended period equal to a 3% increase to the then current rent. Upon execution of the sublease agreement, the sublessee provided the Company a security deposit of $0.4 million which is held in the form of a letter of credit. The Company recognized sublease income of $0.6 million and $1.2 million for the three and nine months ended September 30, 2023, respectively.

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease cost
Operating lease cost	$678	$660	$1,997	$1,392
Variable lease cost	230	12	518	116
Short-term lease cost	—	482	488	1,058
Total lease cost	$908	$1,154	$3,003	$2,566

Variable lease costs primarily relate to common area costs and other operating costs, which are assessed based on the Company’s proportionate share of such costs for the leased premises.

The weighted-average remaining lease term and weighted-average discount rate for operating leases were:

As of September 30, 2023
Weighted-average remaining lease term (in years)	9.10
Weighted-average discount rate	9.40%

13. Income Taxes

The Company’s effective tax rate from continuing operations was 0% for the three and nine months ended September 30, 2023 and 2022. The Company has not recorded a federal income tax provision for the three and nine months ended September 30, 2023 and 2022. The Company recorded a nominal state and local income tax provision for the three and nine months ended September 30, 2023 and 2022.

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

14. Net Loss per Common Share

Basic and diluted net loss per common share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(23,049)	$(27,674)	$(58,193)	$(84,616)
Denominator:
Weighted-average common shares outstanding, basic and diluted	41,331,806	32,561,228	38,379,401	32,444,072
Net loss per share, basic and diluted	$(0.56)	$(0.85)	$(1.52)	$(2.61)

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

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per common share due to their anti-dilutive effect:

	September 30,
	2023	2022
Stock options outstanding	6,022,413	5,835,740
Unvested restricted stock awards and units	3,822,944	3,124,325
Stock options available for issuance	1,348,744	1,581,813
Common stock warrants	1,003,191	—
Employee stock purchase plan	584,188	534,675
Total	12,781,480	11,076,553

15. Related Parties

The Company was founded out of Dr. Thomas Gajewski’s laboratory at the University of Chicago. In 2020, the Company entered into the License Agreement with the University of Chicago, as well as a sponsored research agreement. During the three and nine months ended September 30, 2023 and 2022, the Company did not incur expenses related to the University License Agreement. Refer to Note 7 for additional discussion.

Pfizer owns more than 10% of the Company and is considered the principal owner of the Company. During the three and nine months ended September 30, 2023 and 2022, the Company did not incur expenses related to Pfizer. Refer to Note 7 for additional discussion.

The Company and Alloy formed a joint venture company, Voxall Therapeutics, LLC (“Voxall”) to leverage the Company’s technology and Alloy’s ATX-Gx™ platform and antibody discovery services. During the three and nine months ended September 30, 2023 and 2022, the Company did not incur expenses related to Voxall. Refer to Note 6 for additional discussion.

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

17. Subsequent Event

Corporate Restructuring

On November 7, 2023, the Company announced a corporate reorganization of its operations to refocus its efforts on progressing the clinical trials of PYX-201 and PYX-106. As part of the reorganization, the Company is undertaking cost-saving initiatives, including a workforce reduction of approximately 40% of its current employees and pausing funding of certain early-stage research programs. The total cost is estimated to be approximately $1.4 million, which relates primarily to severance payments. The Company expects to recognize these costs in the fourth quarter of 2023. These estimates are preliminary and subject to change.

As a result of the corporate reorganization, the Company expects its existing cash, cash equivalents and investments will be sufficient to fund its operating and capital needs into early 2026. The Company is also seeking additional non-dilutive funding through the potential monetization of its acquired Apexigen royalty streams. Additionally, the Company is evaluating partnerships of several assets that the Company has chosen not to move into the clinic and potential antibody and ADC platform technology collaborations.

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

Recent Developments

Corporate reorganization

On November 7, 2023, we announced a corporate reorganization of our operations to refocus our efforts on progressing the clinical trials of PYX-201 and PYX-106. As part of the reorganization, we are undertaking cost-saving initiatives, including a workforce reduction of approximately 40% of our current employees and pausing funding of certain early-stage research programs. The total cost is estimated to be approximately $1.4 million, which relates primarily to severance payments. We expect to recognize these costs in the fourth quarter of 2023. These estimates are preliminary and subject to change.

As a result of the corporate reorganization, we expect our existing cash, cash equivalents and investments will be sufficient to fund our operating and capital needs into early 2026. We are also seeking additional non-dilutive funding through the potential monetization of our acquired Apexigen royalty streams. Additionally, we are evaluating partnerships of several assets that we have chosen not to move into the clinic and potential antibody and ADC platform technology collaborations.

Acquisition of Apexigen, Inc.

On August 23, 2023, we completed the previously announced acquisition contemplated by that Agreement and Plan of Merger, or the Merger Agreement, by and among Pyxis Oncology, Ascent Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of the Company, or the Merger Sub, and Apexigen, Inc., or Apexigen, a Delaware corporation and a clinical-stage biopharmaceutical company focused on discovering and developing innovative antibody therapeutics for oncology. Pursuant to the Merger Agreement, Merger Sub merged with and into Apexigen, with Apexigen surviving as a wholly owned subsidiary of Pyxis Oncology, or the Merger. As consideration for the Merger, we delivered to Apexigen common stockholders 4,344,435 shares of Pyxis Oncology common stock and replaced stock options, restricted stock units and warrants to Apexigen’s former employees and warrant-holders, for an aggregate provisional purchase price of $10.7 million.

The Merger expanded our existing pipeline with the addition of sotigalimab (now PYX-107), a potentially first- and best-in-class CD40 agonist with demonstrated anti-cancer activity in patients who previously progressed on PD-(L)1 inhibitors. Sotigalimab has been evaluated in more than 500 patients in clinical trials and demonstrated strong activity, including rapid, deep and durable responses and a favorable tolerability profile, across multiple difficult-to-treat tumor types. In a Phase II trial, sotigalimab in combination with nivolumab has demonstrated strong activity in melanoma patients who are refractory to anti-PD-(L)1, with a 15.2% partial response rate and a 30.3% stable disease rate along with a favorable tolerability profile. Opportunity to advance clinical development of PYX-107 will be further assessed as part of portfolio evaluation following preliminary data for our ongoing Phase 1 trial of PYX-201.

The Merger enhanced our ADC capabilities with the addition of Apexigen’s antibody-discovery platform, APXiMAB, to use with our Flexible Antibody Conjugation Technology Platform, or FACT Platform, licensed from Pfizer, to support and potentially accelerate our existing ADC initiatives and the combined company’s capability to design and produce novel next-generation ADC candidates with improved potency, stability and tolerability.

The Merger also gave us the right to Apexigen’s royalty stream from antibody licensing and its potential to increase in value as the related clinical assets advance through their respective clinical and commercial pathways. The aggregate payments received by Apexigen from these relationships as of September 30, 2023 included milestone payments of approximately $3.6 million, upfront or execution payments of approximately $1.9 million, and other service-related payments of approximately $0.3 million. Apexigen had also recorded $7.2 million in deferred revenue relating to certain royalty payments made under Apexigen’s antibody candidate discovery and development agreement with ESBATech AG as of September 30, 2023.

Pipeline

The expansion of our clinical pipeline focused on multiple difficult-to-treat tumors is displayed below:

PYX-201

Our lead ADC product candidate is PYX-201, an investigational, novel ADC consisting of an Immunoglobulin G1, or IgG1, anti-extra-domain B splice variant of fibronectin, or anti-EDB+FN, mAb site-specifically conjugated to an auristatin derivative via a cathepsin B-cleavable linker. Fibronectin is a glycoprotein found in the extracellular matrix. EDB+FN regulates blood vessel morphogenesis, which provides the tumor access to nutrition and oxygen, a means to remove waste, and a pathway for metastasizing cells.

PYX-201 is an ADC that uniquely targets EDB+FN within the tumor stroma, which may be an ideal target to address in many cancers with high unmet need. By specifically addressing the stroma by targeting EDB+FN, our goal is to damage the barrier that protects, feeds and provides structure to the tumor. EDB+FN is overexpressed in many malignancies and is minimally expressed in most normal adult tissues, making it a potentially attractive means to target tumors while sparing healthy cells.

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

In December 2022, we announced clearance of our IND by the FDA for PYX-201 to initiate a Phase 1 clinical trial. During the first quarter of 2023, we announced dosing of the first subject in a Phase 1 trial of PYX-201, referred to as PYX-201-101. PYX-201-101 is an open-label, multicenter, dose-escalation trial designed to evaluate the safety, tolerability, pharmacokinetics, or PK, pharmacodynamics, or PD, and preliminary efficacy of PYX-201 and identify recommended doses for further study. Patients with relapsed or refractory solid tumors, including non-small cell lung cancer, or NSCLC, hormone receptor positive breast cancer, ovarian cancer, thyroid cancer, pancreatic ductal adenocarcinoma, or PDAC, soft tissue sarcoma, or STS, hepatocellular carcinoma, or HCC, and kidney cancer are eligible to enroll. In May 2023, the FDA granted Orphan Drug Designation, or ODD, for PYX-201 in pancreatic cancer.

In the Phase 1 portion of the trial, the starting dose of PYX-201 was 0.3 mg/kg. The Dose Escalation and Steering Committee, or DESC, approved escalating the dose after each cohort. To date, four cohorts have been completed and we are now enrolling and treating patients at a higher dose. In November 2023, the DESC approved the decision to escalate the dose of PYX-201 to 3.6 mg/kg and we are now in the fifth cohort at a dose of 3.6 mg/kg, which is administered once every three weeks. We expect to begin enrolling subjects in the fifth cohort in November 2023. To date, 15 subjects have been dosed with PYX-201 in the Phase 1 trial. Dose escalation will follow the Bayesian Optimal Interval, or BOIN, design until the recommended Phase 2 dose, or RP2D, is determined.

As we continue to analyze the data generated, we anticipate that the data from the dose finding studies will guide the selection for the RP2D for subsequent multi-dosing and potential combination studies. We believe the efficient progression through dose escalation to date speaks to the potential safety profile of PYX-201, and we anticipate reporting preliminary data from this Phase 1 clinical trial, including PK/PD data and early signs of potential clinical activity, in the first half of 2024.

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

In December 2022, we announced clearance of our IND by the FDA for PYX-106 to initiate a Phase 1 clinical trial. During the second quarter of 2023, we announced dosing of the first subject in a Phase 1 trial of PYX-106, referred to as PYX-106-101. PYX-106-101 is a first-in-human, Phase 1, multicenter, open-label dose escalation trial designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and preliminary efficacy of PYX-106 in patients with relapsed or refractory solid tumors. This trial will enroll patients with solid tumors including non-small cell lung cancer without driver mutations/translocations, breast cancer, endometrial cancer, thyroid cancer, kidney cancer, cholangiocarcinoma, bladder cancer, colorectal cancer, and head and neck squamous cell carcinoma, or HNSCC.

In the Phase 1 portion of the trial, the starting dose of PYX-106 was 0.5 mg/kg. The DESC approved escalating the dose from 0.5 mg/kg in the first cohort to 1.0 mg/kg in the second cohort and we are now enrolling and treating patients at that higher dose. PYX-106 is administered once every two weeks. After analyzing the results from a competing anti-Siglec-15 clinical trial and a review of internally generated preclinical results, we have decided to focus on enrolling additional subjects with specific tumor types, including NSCLC, in the PYX-106-101 trial. Dose escalation will follow the BOIN design until the RP2D is determined.

As a result of the repositioning of the trial, we now anticipate reporting preliminary data from this Phase 1 clinical trial, including PK/PD data and early signs of potential clinical activity, in the second half of 2024.

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

We have incurred significant operating losses since our inception. We reported net losses of $58.2 million and $84.6 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $270.6 million, net equity of $137.9 million, and cash, cash equivalents, and short-term investments of $133.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses and capital expenditures will increase substantially in connection with our ongoing activities.

Components of Our Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses consist of costs incurred for our research activities, including our discovery efforts, and the development of our programs. Research and development expenses are presented among program-specific costs and unallocated costs.

Program-specific costs include:

•
direct third-party costs, which include expenses incurred under agreements with contract research organizations, or CROs, and the cost of consultants who assist with the development of our product candidates on a program-specific basis, investigator grants, sponsored research, and any other third-party expenses directly attributable to the development of the product candidates;
•
costs of acquiring, developing, and manufacturing and testing clinical and preclinical materials, including costs incurred under agreements with contract development and manufacturing organizations, or CDMOs, to the extent they can be allocated to a specific program;
•
license fees and milestone payments related to the acquisition and retention of certain licensed technology and intellectual property rights for a specific product candidate; and
•
costs associated with preclinical activities that are directly attributable to the development of the product candidates.

Unallocated costs include:

•
employee-related expenses for research and development personnel, including salaries, bonus, payroll taxes, related benefits, severance and other staff-related expenses;
•
stock-based compensation expenses for employees engaged in research and development activities;
•
facilities and other costs, which include allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, laboratory supplies, third-party cost for discovery research and the cost of consultants who assist with our research and development and costs related to contract manufacturing, but are not allocated to a specific program.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$14,687	$19,034	$(4,347)
General and administrative	10,667	9,359	1,308
Total operating expenses	25,354	28,393	(3,039)
Loss from operations	(25,354)	(28,393)	3,039
Other income, net:
Interest and investment income	1,707	719	988
Sublease income	598	—	598
Total other income, net	2,305	719	1,586
Net loss	$(23,049)	$(27,674)	$4,625

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Program-specific costs:
PYX-201	$2,434	$7,208	$(4,774)
PYX-106	1,528	1,054	474
Other program costs	164	3,299	(3,135)
Total program costs	4,126	11,561	(7,435)
Unallocated costs:
Personnel-related expenses including stock-based compensation	8,319	6,151	2,168
Other costs	2,242	1,322	920
Total research and development expenses	$14,687	$19,034	$(4,347)

Research and development expenses decreased by $4.3 million, from $19.0 million for the three months ended September 30, 2022 to $14.7 million for the three months ended September 30, 2023.

PYX-201 program-specific research and development costs decreased by $4.8 million, primarily due to a $4.1 million decrease in contract manufacturing costs for drug products and drug substances, which were manufactured in 2022, and a $1.2 million decrease in pre-clinical research costs, offset by a $1.0 million increase in clinical trial related expenses for our ongoing Phase 1 clinical trial for PYX-201.

PYX-106 program-specific research and development costs increased by $0.5 million, primarily due to costs for our ongoing Phase 1 clinical trial for PYX-106.

Other program costs decreased by $3.1 million, primarily due to pre-clinical and contract manufacturing costs incurred in 2022 related to pre-clinical programs we voluntarily paused through our pipeline development reprioritization announced in the second quarter 2022 to refocus development efforts and spending to PYX-201 and PYX-106.

Unallocated research and development costs increased by $3.1 million from $7.5 million for the three months ended September 30, 2022 to $10.6 million for the three months ended September 30, 2023. This increase was primarily due to higher personnel-related expenses including stock-based compensation by $2.2 million due to an increase in headcount to support our research and development activities and $0.9 million increase in costs related to facilities rent, laboratory expenses, depreciation and other costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Personnel-related expenses including stock-based compensation	$7,483	$4,267	$3,216
Professional and consultant fees	1,961	3,641	(1,680)
Facilities, insurance and other costs	1,223	1,451	(228)
Total general and administrative expenses	$10,667	$9,359	$1,308

General and administrative expenses increased by $1.3 million, from $9.4 million for the three months ended September 30, 2022 to $10.7 million for the three months ended September 30, 2023. The increase was primarily related to higher personnel-related expenses mainly due to an increase in stock-based compensation, partially offset by lower professional and consultant fees during the period as compared to the three months ended September 30, 2022.

Other Income, net

Other income, net for the three months ended September 30, 2023 and 2022 was $2.3 million and $0.7 million, respectively. The increase was primarily due to higher interest rates on our deposits and money market funds, accretion of discounts on our marketable debt securities, and sublease income.

Results of Operations

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$37,979	$56,275	$(18,296)
General and administrative	26,450	29,233	(2,783)
Total operating expenses	64,429	85,508	(21,079)
Loss from operations	(64,429)	(85,508)	21,079
Other income, net:
Interest and investment income	5,036	892	4,144
Sublease income	1,200	—	1,200
Total other income, net	6,236	892	5,344
Net loss	$(58,193)	$(84,616)	$26,423

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Program-specific costs:
PYX-201	$5,455	$17,530	$(12,075)
PYX-106	3,839	12,348	(8,509)
Other program costs	517	9,438	(8,921)
Total program costs	9,811	39,316	(29,505)
Unallocated costs:
Personnel-related expenses including stock-based compensation	21,408	12,776	8,632
Other costs	6,760	4,183	2,577
Total research and development expenses	$37,979	$56,275	$(18,296)

Research and development expenses decreased by $18.3 million, from $56.3 million for the nine months ended September 30, 2022 to $38.0 million for the nine months ended September 30, 2023.

PYX-201 program-specific research and development costs decreased by $12.1 million, primarily due to a $9.0 million decrease in contract manufacturing costs for drug products and drug substances, which were manufactured in 2022, and a $4.5 million decrease in pre-clinical research costs, offset by a $2.0 million increase in clinical trial related expenses for our ongoing Phase 1 clinical trial for PYX-201.

PYX-106 program-specific research and development costs decreased by $8.5 million, primarily due to a decrease in licensing fees related to a one-time payment of $10.0 million in March 2022, related to the Biosion License Agreement, offset by a $1.6 million increase in clinical trial related expenses for our ongoing Phase 1 clinical trial for PYX-106.

Other program costs decreased by $8.9 million, primarily due to pre-clinical and contract manufacturing costs incurred in 2022 related to pre-clinical programs we voluntarily paused through our pipeline development reprioritization announced in the second quarter 2022 to refocus development efforts and spending to PYX-201 and PYX-106.

Unallocated research and development costs increased by $11.2 million from $17.0 million for the nine months ended September 30, 2022 to $28.2 million for the nine months ended September 30, 2023. This increase was primarily due to higher personnel-related expenses including stock-based compensation by $8.6 million due to an increase in headcount to support our research and development activities and $2.6 million increase in costs related to facilities rent, laboratory expenses, discovery research, depreciation and other costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Personnel-related expenses including stock-based compensation	$16,780	$14,676	$2,104
Professional and consultant fees	5,958	10,392	(4,434)
Facilities, insurance and other costs	3,712	4,165	(453)
Total general and administrative expenses	$26,450	$29,233	$(2,783)

General and administrative expenses decreased by $2.8 million, from $29.2 million for the nine months ended September 30, 2022 to $26.5 million for the nine months ended September 30, 2023. The decrease was primarily related to a reduction in professional and consultant fees by $4.4 million primarily due to higher legal, professional, recruiting and consulting fees in the prior comparable period mainly related to build-out of our general and administrative function, which was partially offset by increased personnel-related expenses of $2.1 million as compared to the nine months ended September 30, 2022.

Other Income, net

Other income, net for the nine months ended September 30, 2023 and 2022 was $6.2 million and $0.9 million, respectively. The increase was primarily due to higher interest rates on our deposits and money market funds, accretion of discounts on our marketable debt securities, and sublease income.

Liquidity and Capital Resources

We had cash, cash equivalents, and short-term investments of $133.0 million as of September 30, 2023. For the nine months ended September 30, 2023 and 2022, we had net losses of $58.2 million and $84.6 million, respectively. As of September 30, 2023, we had an accumulated deficit of $270.6 million.

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the clinical trials for our product candidates in development. The timing and amount of our funding requirements will depend on many factors, including:

•
the cost associated with Phase 1 clinical trials for PYX-201 and PYX-106 and clinical trials for PYX-107;
•
the manufacture of product candidates for PYX-201, PYX-106 and PYX-107;
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

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(55,455)	$(71,948)
Net cash used in investing activities	(115,077)	(4,541)
Net cash provided by financing activities	5,954	183
Net decrease in cash, cash equivalents and restricted cash	$(164,578)	$(76,306)

Operating Activities

During the nine months ended September 30, 2023, net cash used in operating activities was $55.5 million, which consisted of our net loss of $58.2 million and a net change in our operating assets and liabilities of $9.4 million, partially offset by non-cash charges of $12.1 million. The non-cash charges of $12.1 million was primarily due to $13.7 million in stock-based compensation and $3.3 million of accretion of discounts on marketable debt securities as well as $1.2 million of depreciation expense. The net change in our operating assets and liabilities was primarily due to a decrease of $10.4 million in accrued expenses, which relates to a one-time payment of $8.0 million made to Pfizer in January 2023 pursuant to the Pfizer A&R License Agreement, and reduction in accounts payable by $3.9 million resulting from the timing of payments to our service providers. This decrease is partially offset by a $2.7 million increase to operating lease liabilities driven by tenant improvement allowance deposits.

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

Investing Activities

During the nine months ended September 30, 2023, net cash used in investing activities was $115.1 million, which consisted primarily of purchases of marketable debt securities of $186.7 million and leasehold improvements and purchases of property and equipment for our corporate headquarters of $6.7 million, partially offset by redemption of marketable debt securities of $71.6 million and cash acquired as part of the acquisition of Apexigen of $6.7 million.

Net cash used in investing activities was $4.5 million during the nine months ended September 30, 2022, due to purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $6.0 million, which consists primarily of net proceeds from our ATM program.

During the nine months ended September 30, 2022, net cash provided by financing activities was $0.2 million, which consists primarily of proceeds from exercise of stock options.

Outlook

As of September 30, 2023, we had approximately $133.0 million in cash, cash equivalents, and short-term investments. Based on our current operating plan, we estimate that our existing cash, cash equivalents, and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into early 2026. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expect.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of September 30, 2023, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods.

We lease an office and laboratory space in Boston, Massachusetts with lease payments that continue through December 31, 2032, and have scheduled rent increases each year of 3%. Additionally, we sublease 17,729 square feet of office and laboratory space in the building located at 321 Harrison Avenue, Boston, Massachusetts. The remaining contractual fixed lease payments, net of sublease payments, over the term of the lease net of tenant improvement allowance aggregate to $28.6 million.

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

Other than the new accounting policies detailed below, there have been no other changes to the Company’s significant accounting policies, significant judgments and estimates disclosed in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2023.

Investments

Short-term investments consist of U.S. Treasury securities with original maturities greater than three months. We may sell investments at any time for use in current operations even if the investments have not yet reached maturity. As a result, we classify our investments as current assets. All investments have been classified as available-for-sale marketable debt securities. Marketable debt securities are recorded at fair value, with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit) and a component of total comprehensive loss in the condensed consolidated statements of operations and comprehensive loss, until realized. The fair value of these securities is determined based upon quoted market prices or pricing models for similar securities at period end. Premiums paid or discounts received at the time of purchase of marketable securities, are amortized to interest and investment income over the terms of the related securities. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

At each reporting date we will evaluate available-for-sale marketable debt securities in an unrealized loss position, using the discounted cash flow model, to determine whether the unrealized loss or any potential credit losses should be recognized in net loss. For available-for-sale marketable debt securities in an unrealized loss position, we will assess (i) whether it intends to sell, or (ii) it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If the aforementioned criteria is met, such marketable debt security’s amortized cost basis will be written down to its fair value through earnings along with any existing allowance for credit losses. For available-for-sale marketable debt securities that do not meet this criteria, we will evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the severity of the impairment, any changes in interest rates, underlying credit ratings, and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded as an allowance in interest income.

There have been no impairment or credit losses recognized during the periods presented in the accompanying condensed consolidated statements of operations and comprehensive loss.

Business Combinations

We determine whether a transaction or other event is a business combination by determining whether the assets acquired and liabilities assumed constitute a business. Business combinations are accounted for by applying the acquisition method as set out by ASC 805, Business Combinations (“ASC 805”). The acquisition method of accounting requires the acquirer to recognize and measure all identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at their acquisition-date fair values, with certain exceptions for specific items.

Goodwill is measured as the excess of the consideration transferred in the business combination over the net acquisition date amounts of the identifiable assets acquired and the liabilities assumed. Alternatively, if acquisition date amounts of the identifiable assets acquired and the liabilities assumed exceeds the consideration transferred, a gain on bargain purchase is recognized in the condensed consolidated statements of operations and comprehensive loss. The consideration transferred in a business combination is measured as the sum of the fair values of the assets transferred, the liabilities incurred to former owners of the target and the equity interests issued.

The results of operations of businesses acquired are included in the condensed consolidated statements of operations and comprehensive loss as of the respective acquisition date.

Where the acquirer exchanges its share-based payment awards for awards held by grantees of the acquiree, such exchanges are treated as a modification of share-based payment awards and are referred to as replacement awards. The replacement awards are measured as of the acquisition date and the portion of the fair-value-based measure of the replacement award that is attributable to pre-combination vesting is considered part of the consideration transferred. For awards with service-based vesting conditions only, the amount attributable to pre-combination vesting is the fair-value-based measure of the acquiree award multiplied by the ratio of the employee’s pre-combination service period to the greater of the total service period or the original service period of the acquiree award.

Acquisition-related costs, including advisory, legal and other professional fees and administrative fees are expensed as incurred except for the costs of issuing equity securities, which are recognized as a reduction to the amounts recognized in the condensed consolidated statements of stockholders' equity for the respective equity issuance.

Indefinite-Lived Intangible Asset

The indefinite-lived intangible assets consist of in-process research and development (“IPR&D”) associated with sotigalimab, which was acquired in connection with the acquisition of Apexigen. IPR&D represents the fair value assigned to research and development projects acquired which are in-process, but not yet completed at the time of acquisition. The primary basis for determining the completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region.

We classify IPR&D acquired in a business combination as an indefinite-lived intangible asset until the associated research and development efforts are either completed or abandoned. IPR&D becomes definite-lived upon the completion or abandonment of the associated research and development efforts. All research and development costs incurred subsequent to the acquisition of IPR&D are expensed as incurred. Indefinite-lived intangible assets are evaluated for impairment on an annual basis or more frequently if an indicator of impairment is present.

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Revenue Recognition

We recognize revenue based on guidance under ASC 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue is recognized when the customer obtains control of the promised goods or services, at an amount that reflects the consideration we expect to receive in exchange for those goods or services. We have not commenced sales of our drug candidates and do not have any products approved for marketing as of September 30, 2023.

We may also earn contingent fees, including milestone payments based on counterparty performance and royalties on sales, from collaborations and other out-license arrangements. We recognizes milestone payments as revenue once the underlying events are probable of being met and there is not a significant risk of reversal. We recognizes sales-based royalties as revenue when the underlying sales occur and there are no constrains to recognize the revenue for such sales-based royalties.

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

We are a clinical stage biopharmaceutical company with a limited operating history. Since our inception, we have incurred significant operating losses. We reported net losses of $58.2 million and $84.6 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 we had an accumulated deficit of $270.7 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests. As such, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory licensure and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing licensure for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, procuring clinical- and commercial-scale manufacturing, successfully completing preclinical studies and clinical trials of our product candidates, establishing arrangements with third parties for the conduct of our clinical trials, obtaining marketing licensure for our product candidates, manufacturing, marketing and selling any products for which we may obtain marketing licensure, discovering or obtaining rights to additional product candidates, identifying collaborators to develop product candidates we identify or additional uses of existing product candidates and successfully completing development of product candidates for our collaboration partners. In addition, for certain of our licensees from whom we are entitled to receive royalty payments if they successfully develop and commercialize any products covered by licenses we have with them following the Merger, there is no guarantee that their product development and commercialization will lead to any such payments even if any such product candidates receive regulatory approval for commercial sale, including Beovu (brolucizumab-dbll), which is commercialized by Novartis, for which Apexigen had received, and we are now receiving, sales-based royalties that are currently fully constrained and recorded as deferred revenue on our consolidated balance sheet, as discussed below.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•
manufacture product candidates and continue to develop and conduct clinical trials for our ADC product candidate, PYX-201, and our IO product candidates, PYX-106 and PYX-107;
•
select antibody programs to take into development, manufacture product candidates, conduct IND enabling studies and submit INDs and initiate conduct and successfully complete clinical trials;
•
scale up external manufacturing capabilities for later stage trials and to commercialize our products;
•
seek marketing licenses for any product candidates that successfully complete clinical trials;
•
ultimately establish a sales, marketing and distribution infrastructure for which we may obtain marketing licensure;
•
leverage the APXiMAB Platform and FACT Platform to identify and then advance additional product candidates into preclinical and clinical development;
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

If one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing those approved product candidates. Even if we are able to generate revenues from the sale or out-licensing of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce or eliminate one or more of our research and product development programs or future commercialization efforts.

The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we continue our clinical trials of our product candidates PYX-201, PYX-106 and PYX-107 and advance our other preclinical research and development programs. For example, to refocus development efforts and spending towards our most advanced programs, we have elected to pause preclinical development of PYX-203 and PYX-102. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other comparable regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

As of September 30, 2023, we had approximately $133.0 million in cash, cash equivalents, and short-term investments. Based on our current operating plan, we estimate that our existing cash, cash equivalents, and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into early 2026. Our estimate as to how long we expect to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We intend to use our cash and cash equivalents for development and regulatory activities relating to our product candidates, discovery programs, business development activities and other general corporate purposes. Advancing the development of our product candidates will require a significant amount of capital. Our cash and cash equivalents will not be sufficient to fund any of our product candidates through regulatory licensure. Because the length of time and activities associated with successful research and development of any individual product candidate are highly uncertain, we are unable to estimate the actual funds we will require for development, marketing licensure and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

•
the manufacture of product candidates and conduct of Phase 1 clinical trials for PYX-201 and PYX-106 and clinical trials for PYX-107;
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

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, if any, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize any revenue from sales of products or any significant revenue from royalties from licensed products in the foreseeable future, if at all, and not until our product candidates are clinically tested, licensed for commercialization and successfully marketed. To date, we have primarily financed our operations through the sale of equity securities. We will be required to seek additional funding in the future and our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. For example, market volatility resulting from global economic developments, political unrest, high inflation and other factors could adversely impact our ability to access capital as and when needed. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

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

We may be unable to complete future strategic acquisitions or successfully integrate strategic acquisitions which could adversely affect our business and financial condition.

Our inability to complete any future strategic acquisitions or to successfully integrate any new or previous strategic acquisitions, including Apexigen, could have a material adverse effect on our business. We may continue to seek attractive opportunities to acquire businesses, enter into joint ventures and make other investments that are complementary to our existing strengths. There are no assurances, however, that any strategic acquisition opportunities will arise or, if they do, that they will be consummated. Certain acquisitions may be difficult to complete for a number of reasons, including the need to satisfy customary closing conditions, the need for antitrust and/or other regulatory approvals, as well as disputes or litigation. Any strategic acquisition we may complete may be made at a substantial premium over the fair value of the net identifiable assets of the acquired company and thus our realization of this value relies on successful integration and continued operations. We may not be able to integrate acquired businesses successfully into our existing businesses, make such businesses profitable, retain key employees or realize anticipated cost savings or synergies, if any, from these acquisitions, which could adversely affect our business and financial condition. Further, our ongoing business may be disrupted, and our management’s attention may be diverted by acquisitions, investments, transition and/or integration activities.

Risks Relating to the Merger

We may fail to realize the benefits and synergies expected from the Merger, which could adversely affect our stock price.

The anticipated benefits and synergies we expect from the Merger are, necessarily, based on projections and assumptions about the combined businesses of Pyxis Oncology and Apexigen, which may not materialize as expected or which may prove to be inaccurate. The value of our common stock could be adversely affected if we are unable to realize the anticipated benefits and synergies from the Merger on a timely basis or at all.

We cannot predict with certainty if or when any benefits and synergies from the Merger will be realized, or the extent to which they will actually be achieved. Realization of any benefits or synergies could be affected by the factors described in other risk factors contained in this report and a number of factors beyond our control, including, without limitation, general economic conditions, increased operating costs and regulatory developments.

We may be unable to appropriately integrate the business, operations and assets of Apexigen into our existing business.

Achieving the benefits of the Merger will depend, in part, on our ability to integrate the business, operations and assets of Apexigen successfully and efficiently with our business. The challenges involved in this integration, which will be complex and time-consuming, include the following:

•
difficulties integrating new and existing technologies, systems and processes into our platform and operations;
•
successfully managing relationships with the combined supplier base of Pyxis Oncology and Apexigen;
•
coordinating and integrating independent research and development teams across platforms while reducing costs;
•
consolidating and integrating procurement, research and development activities and processes and management and administrative functions;
•
limitations or encumbrances on certain Apexigen intellectual property or other difficulties integrating Apexigen intellectual property into our portfolio;
•
the increased scale and complexity of our operations resulting from the Merger; and
•
minimizing the diversion of our management’s attention from other important business objectives.

If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business of the size and complexity of Apexigen, then we may not achieve the anticipated benefits of the Merger and our expenses, operating results and financial condition could be materially adversely affected.

The acquisition of Apexigen may result in significant charges or other liabilities that could adversely affect the financial results of the combined company.

The financial results of the combined company may be adversely affected by cash expenses and non-cash accounting charges incurred in connection with Pyxis Oncology’s integration of the business and operations of Apexigen. The amount and timing of these possible charges are not yet known. Further, our failure to identify or accurately assess the magnitude of certain liabilities we are assuming in the Merger could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition. The price of our common stock could decline to the extent the combined company’s financial results are materially affected by any of these events.

Pyxis Oncology’s future results will suffer if it does not effectively manage its expanded operations following the Merger.

The size and scope of operations of the business of the combined company has increased beyond the size and scope of operations of either Pyxis Oncology’s or Apexigen’s businesses prior to the completion of the Merger. Our future success depends, in part, upon our ability to manage our expanded business, which may pose substantial challenges for our management, including challenges related to the management and monitoring of new operations, products and locations and associated increased costs and complexity. There can be no assurances that we will be successful in managing such expanded business or that we will realize the expected economies of scale, synergies and other benefits currently anticipated from the Merger.

Risks Related to the Discovery and Development of our Product Candidates

We are heavily dependent on the success of PYX-201 and PYX-106, which are in the early stages of development, and PYX-107, which is in a Phase II clinical trial. If PYX-201, PYX-206 and/or PYX-107 are not successful in clinical trials or do not receive regulatory approval or licensure or are not successfully commercialized, our business will be materially and adversely affected.

To date, we have invested a significant portion of our efforts and financial resources in the development of PYX-201 and PYX-106. Our future success is substantially dependent on our ability to successfully initiate and complete clinical development for, obtain regulatory licensure for, and successfully commercialize PYX-201, PYX-106 and PYX-107, which may never occur. We currently have no products that are approved or licensed for commercial sale and may never be able to develop a marketable product. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to the development of, and related clinical and other activities associated with, advancing PYX-201, PYX-106 and PYX-107, which will require clinical development, management of clinical and manufacturing activities, regulatory licensure, establishing commercial scale manufacturing, and significant sales, marketing, and distribution efforts before we can generate any revenues from any commercial sales. We cannot be certain that we will be able to successfully complete any of these activities or that, even if PYX-201, PYX-106 and PYX-107, receive regulatory licensure, such products will be able to successfully compete against therapies and technologies offered by other companies.

The research, testing, manufacturing, labeling, licensure, sale, packaging, marketing, and distribution of biological products are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries. We are not permitted to market PYX-201, PYX-106 or PYX-107, in the United States until we receive licensure of a Biologics License Application, or BLA, or New Drug Application, or NDA, from the FDA for such product candidates, as appropriate. Further, we are not permitted to market PYX-201, PYX-106 or PYX-107, in any foreign countries until we receive the requisite licensure or approvals from such countries. We have not submitted a BLA or NDA to the FDA or comparable applications to any other comparable regulatory authorities for PYX-201, PYX-106 or PYX-107. We will not be in a position to do so for several years, if ever. If we are unable to obtain the necessary regulatory licensure or approvals for PYX-201, PYX-106 or PYX-107, in a country, we will not be able to commercialize such product candidate in that country. As a result, our financial position will be materially adversely affected, and we may not be able to generate sufficient revenue to continue our business.

The outcome of preclinical testing and early clinical trials for PYX-107 may not predict the success of later clinical trials, and the results of clinical trials for PYX-107 may not satisfy the requirements of the FDA, EMA, or comparable foreign regulatory authorities.

PYX-107 is in the early stages of development and is not currently approved for sale and there is no guarantee that it will ever be marketable. Clinical failure can occur at any stage of clinical development. We are required to demonstrate with substantial evidence through well-controlled clinical trials that PYX-107 is safe and effective for use in a diverse population before we can seek marketing approvals for its commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future larger registration clinical trials will be successful. This is because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA, and other regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. In particular, no compound with the mechanism of action of PYX-107 has been commercialized, and the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials. We do not know whether any clinical trials we may conduct for PYX-107 will demonstrate consistent or adequate efficacy and safety results sufficient to obtain marketing approval. For example, clinical trial subjects treated with PYX-107 have experienced adverse events that have been considered treatment-related. The majority of these events were mild/moderate in severity, responded to symptomatic treatment and/or were transient and resolved with time. Serious, including sometimes fatal, adverse events, or SAEs, have been reported in clinical studies with sotiga. The majority of these SAEs were considered unrelated to PYX-107 by the investigators. Some SAEs were considered at least possibly related to PYX-107 as well as possibly to other therapies it was combined with.

These possibly related events have included infusion-related reactions, CRS, elevated liver enzymes, bilirubin, fever, and colitis. Less frequent related SAEs reported in one patient each have included kidney injury, hepatic failure, bleeding, immune-mediated encephalitis, myositis, optic neuritis. Many of these SAEs were also considered possibly related to the chemotherapy, radiation or anti-PD(L)1 agent that were used in combination or were assessed as not related to PYX-107 after a safety review by the trial sponsor.

In addition, even if PYX-107 is approved for commercial sale, the success of PYX-107 will depend on a number of factors beyond our control, including emerging and competing therapies and the market acceptance and adoption of PYX-107 versus actual or perceived competing therapies.

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

We have no products on the market and only three of our product candidates are currently in stages of clinical development. As a result, their risk of failure is high. Our ability to achieve and sustain profitability depends on obtaining regulatory licensure for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory licensure for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical studies and clinical trials to demonstrate the safety, purity and potency in humans of our product candidates. In addition, the development of novel antibodies is complex and difficult. Although our discovery and preclinical programs may initially show promise in identifying potential product candidates, they may not translate into product candidates for clinical development for a number of reasons, including that the target selection methodology we use may not be successful due to our inability to generate an applicable antibody candidate. In addition, several of our product candidates are in-licensed or recently acquired and we continue to look for additional product candidates to in-license or acquire. Our preclinical studies or clinical trials may not replicate or advance the results of the research programs and pre-clinical studies that were completed prior to our in-licensing or acquisition of product candidates.

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

We have no experience as a company completing a clinical trial or submitting a BLA or NDA and may be unable to successfully do so for PYX-201, PYX-106 and PYX-107.

The conduct of a clinical trial is a long, expensive, complicated and highly regulated process. Although our employees have conducted successful clinical trials and made regulatory submissions in the past across many therapeutic areas while employed at other companies, we, as a company, have not completed any clinical trials, or submitted a BLA or NDA, and as a result may require more time and incur greater costs than we anticipate. Failure to commence or complete, or delays in, our clinical trials or planned regulatory submissions would prevent us from, or delay us in, obtaining regulatory approval of and commercializing PYX-201, PYX-106 and PYX-107, which would adversely impact our financial performance. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators and consultants. Relying on third-party clinical investigators, CROs, and consultants may cause us to encounter delays that are outside of our control. In addition, relying on third parties in the conduct of our preclinical studies or clinical trials exposes us to a risk that they may not adequately comply with good laboratory practice, or GLP, or good clinical practice, or GCP, as required for any studies or trials we plan to submit to a regulatory authority. We may be unable to identify and contract with sufficient investigators, CROs and consultants on terms that are acceptable to us on a timely basis or at all.

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

Before obtaining regulatory licensure for the commercial sale of any of our product candidates, including PYX-201, PYX-106 and PYX-107, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are safe, pure, and potent, as required under a BLA. Preclinical and clinical testing is expensive and can take many years to complete and the outcome of these activities is inherently uncertain. Failure can occur at any time during the preclinical study and clinical trial processes and, because our product candidates are in an early stage of development, there is a high risk of failure. In addition, any failures or adverse outcomes in preclinical or clinical testing seen by other developers of similar product candidates could materially impact the success of our programs. We may never succeed in developing marketable products.

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

Any preclinical studies or clinical trials that we may conduct may not demonstrate the safety, purity, and potency necessary to obtain regulatory licensure to market our product candidates. If the results of our ongoing or future preclinical studies and clinical trials are inconclusive with respect to the safety, purity, and potency of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing licensure for those product candidates. In some instances, there can be significant variability in safety, purity, and potency results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. If that were to occur, or if other developers of similar products were to find an unacceptable severity or prevalence of side effects with their candidates, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny licensure of our product candidates for any or all targeted indications. Product-related side effects could also affect patient recruitment or the ability of enrolled patients to complete an ongoing trial or result in potential product liability claims. See also “The outcome of preclinical testing and early clinical trials for PYX-107 may not predict the success of later clinical trials, and the results of clinical trials for PYX-107 may not satisfy the requirements of the FDA, EMA, or comparable foreign regulatory authorities.” Any of these occurrences may significantly harm our business, financial condition and prospects.

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

In order to obtain FDA, European Commission (based on the opinion of the EMA’s Committee for Human Medicinal Products, or CHMP) or other comparable licensure to market a new biological product, we must demonstrate proof of safety, purity and potency or efficacy in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned INDs or similar applications in foreign countries. We cannot be certain of the timely completion or outcome of our preclinical studies and cannot predict if the FDA or other comparable foreign authorities and independent ethics committees will accept our proposed clinical programs or if the outcome of our preclinical studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities or independent ethics committees allowing clinical trials to begin.

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

FDA may modify or enhance clinical trial requirements which may affect enrollment and retention of patients. In August 2023, FDA published a guidance document, Informed Consent, Guidance for IRBs, Clinical Investigators, and Sponsors, which supersedes past guidance and finalizes draft guidance on informed consent. FDA’s new guidance presents evolving requirements for informed consent which may affect recruitment and retention of patients in clinical trials. Effects on recruitment and retention of patients may hinder or delay a clinical trial, which may increase costs and delay clinical programs.

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

For example, the FDA launched Project Optimus in 2021 as an initiative to reform the dose optimization and dose selection paradigm in oncology drug development, which was driven by the FDA’s concerns that the current paradigm for dose selection may result in doses and schedules of molecularly targeted therapies that are inadequately characterized before initiating pivotal trials. Through collaboration with the biopharmaceutical industry, academia and other stakeholders, the FDA’s goal for this initiative is to advance an oncology dose-finding and dose optimization paradigm that emphasizes dose selections that maximize efficacy as well as safety and tolerability. In support of this initiative and as described in a 2023 draft guidance, the FDA will likely request sponsors of oncology product candidates to conduct dose optimization studies pre-approval. The FDA also continues to develop and finalize guidance documents and implement initiatives regarding the development and clinical research of oncology product candidates.

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

Further, cancer therapies sometimes are characterized as first-line, second-line or third-line. The FDA often approves or licenses new oncology therapies initially only for third-line or later use, meaning for use after two or more other treatments have failed. When cancer is detected early enough, first-line therapy, usually hormone therapy, surgery, radiation therapy, immunotherapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second-line and third-line therapies are administered to patients when prior therapy is not effective. Our clinical trials are, and any future clinical trials will be, with patients with difficult to treat cancer. We expect that we would initially seek regulatory licensure for use of these product candidates in appropriate treatment settings. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek licensure potentially as a first-line therapy, but any product candidates we develop, even if approved for second-line or third-line therapy, may not be approved for first-line therapy and, prior to seeking and/or receiving any licensures for first-line therapy, we may have to conduct additional clinical trials.

Any failures or setbacks involving the FACT Platform or the APXiMAB Platform, including adverse events, could have a detrimental impact on our research pipeline and future success.

Any failures or setbacks involving the FACT Platform or the APXiMAB Platform, including adverse events, could have a detrimental impact on our research pipeline and future success. For example, we may uncover a previously unknown risk associated with the FACT Platform or the APXiMAB Platform or other issues that may be more problematic than we currently believe, which may prolong the period of observation required for obtaining regulatory approval, necessitate additional clinical testing or result in the failure to obtain regulatory licensure. If the FACT Platform or the APXiMAB Platform or any of their respective components that are used in our product candidates are not safe, we would be required to abandon or redesign other product candidates we develop via the FACT Platform or the APXiMAB Platform, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be successful in our efforts to use and expand the FACT Platform or the APXiMAB Platform to continue to build a pipeline of product candidates and develop marketable products.

Our business depends not only on our ability to successfully develop, obtain regulatory licensure for, and commercialize our product candidates, but to continue to generate new product candidates through our FACT Platform and APXiMAB Platform. Even if we are successful in continuing to build our pipeline and further progress the development of our current product candidates, any additional product candidates may not be suitable for clinical development, including as a result of harmful side effects, manufacturing issues, limited potency or other characteristics that indicate that they are unlikely to be products that will succeed in clinical development, receive marketing licensure or achieve market acceptance. If we cannot validate our technology platform by successfully commercializing product candidates, we may not be able to obtain product, licensing or collaboration revenue in future periods, which would adversely affect our business, financial condition, results of operations and prospects.

Following the Merger, we are parties to and may in the future enter into additional agreements with third parties under which those parties have or will be granted a license to develop product candidates discovered using our APXiMAB platform. If any such programs are not successful or if disputes arise related to such programs, we may not realize the full commercial benefits from such programs.

Our APXiMAB platform has enabled the discovery of several product candidates with potential utility in multiple therapeutic areas and has resulted in five programs that have been licensed to third parties, including larger global biopharmaceutical companies and mid-sized regional or China-focused companies. Our likely counterparties for future licensing and collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, and biotechnology companies. Such arrangements generally allow the licensing parties to control the amount and timing of resources that they dedicate to the development or potential commercialization of any product candidates they develop from the technology we have licensed to them, subject to any territorial or field of use restrictions in the license. In addition, Apexigen had partnered with ESBATech AG, which was acquired by Alcon and later Novartis to provide rabbit monoclonal antibodies in order to develop product candidates for certain diseases.

Apexigen typically negotiated milestone payments and royalty fees from the licensees that will require various levels of success with their product candidate development program in order for us to generate revenue from them. Our ability to generate revenue from these licensing arrangements will depend on our counterparties’ abilities to successfully develop and commercialize the product candidates they are developing. We cannot predict the success of any licensing program that we enter into or whether such program will lead to any meaningful milestone or royalty revenue to us.

Licensing programs involving third-party development of product candidates derived from our licensed technology pose the following risks to us:

•
counterparties generally have significant discretion, if not total control, in determining the efforts and resources that they will apply to these development efforts;
•
counterparties may not properly or adequately obtain, maintain, enforce, or defend intellectual property or proprietary rights relating to our intellectual property or may use our proprietary information in such a way as to expose us to potential litigation or other intellectual property-related proceedings, including proceedings challenging the scope, ownership, validity, and enforceability of our intellectual property;
•
counterparties may own or co-own with us intellectual property covering their product candidates, and, in such cases, we typically will not have the exclusive right to commercialize such intellectual property or their product candidates based on the terms of the licensing agreement;
•
we may need the cooperation of these counterparties to enforce or defend any intellectual property we contribute to the program;
•
counterparties typically will control the interactions with regulatory authorities related to their product candidates, which may impact our ability to obtain and maintain regulatory approval of our own product candidates;

•
disputes may arise between the counterparties and us that result in the delay or termination of the research, development, or commercialization of our product candidates or research programs or that result in costly litigation or arbitration that diverts management attention and resources;
•
counterparties may decide to not pursue development and commercialization of any product candidates that are derived from our licensed technology, or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the counterparties’ strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities, or counterparties may elect to fund or commercialize a competing product;
•
counterparties could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates or research programs if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•
counterparties may not commit sufficient resources to the marketing and distribution of their product candidates, resulting in lower royalties to us;
•
counterparties may grant sublicenses to our technology or undergo a change of control, and the sublicensees or new owners may decide to pursue a strategy with respect to the program which is not in our best interest;
•
counterparties may become bankrupt, which may significantly delay our research or development programs, or may cause us to lose access to valuable technology, know-how, or intellectual property of the counterparty relating to our technology in relation to the terms of the licensing agreement;
•
if these counterparties do not satisfy their obligations under our agreements with them, or if they terminate our licensing agreements with them, we may be adversely impacted; and
•
licensing agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all.

Beovu® is a drug product developed by Novartis covered under the ESBATech Agreement originally with Apexigen, and following the Merger, with us. Novartis obtained approval for Beovu for use in neovascular (wet) age-related macular degeneration (“AMD”) and as a treatment of visual impairment due to diabetic macular edema, Novartis continues to develop Beovu for other indications. Under the terms of the ESBATech agreement, Novartis is obligated to pay us a very low single-digit royalty on worldwide net sales of Beovu. However, Novartis has disputed its obligation to pay royalties to us under the agreement and continues to pay such royalties under protest. As a result, we have determined that any sales-based royalties received from Novartis for Beovu are currently fully constrained, and we have recorded the royalty proceeds as deferred revenue on our consolidated balance sheet, with the amounts totaling $7.2 million as of September 30, 2023. If the dispute with Novartis regarding their royalty obligations is not settled favorably through negotiation or if the parties escalate the dispute through arbitration or litigation, there is no guarantee that we will recognize such historic and future royalty revenue in part or at all, we may be required to return the cash received to date for the constrained royalty payments, we may not receive future payments, and we may incur substantial costs and distraction of management related to such dispute. While this dispute continues, the Beovu royalty rights will be impaired which will limit our ability to exercise ownership over or monetize this royalty stream, all of which could have an adverse effect on our business, financial condition, and results of operations.

Many of the risks relating to product development, intellectual property, regulatory approval, and commercialization described in this “Risk Factors” section also apply to the activities of our licensees and any negative impact on these counterparties and their product development programs may adversely affect us.

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

The market may not be receptive to some of our product candidates because they are based on our novel therapeutic modality, and we may not generate any future revenue from the sale or licensing of product candidates.

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

We are early in our development efforts. Our lead product candidates, PYX-201, PYX-106 and PYX-107, are in the early stages of clinical development. The results of preclinical studies and early-stage clinical trials may not be predictive of future results in later studies or trials. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage clinical trials.

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials that are continuing may not be predictive of the results of the later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed on in later stage clinical trials. In particular, the small number of patients in our planned early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. For example, even if successful, the results of our clinical trials of our product candidates PYX-201, PYX-106 and PYX-107 and other product candidates may not be predictive of the results of further clinical trials of these product candidates or any of our other product candidates. Moreover, preclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain marketing licensure of their products. Our clinical trials may not ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business, results of operations, financial condition and prospects.

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
•
the risk that enrolled patients will drop out or die before completion of the trial;

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
•
our reputation may suffer.

See also “The outcome of preclinical testing and early clinical trials for PYX-107 may not predict the success of later clinical trials, and the results of clinical trials for PYX-107 may not satisfy the requirements of the FDA, EMA, or comparable foreign regulatory authorities.”

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

If our product candidates are licensed, they will compete with a range of therapeutic treatments that are either in development or currently marketed. Many companies are active across various stages of development in the oncology subsector and are marketing and developing products that employ similar ADC and immunotherapy approaches. As of October 2023, there were approximately 304 ADCs in clinical or preclinical development worldwide, of which the vast majority are being developed for the treatment of various cancer indications. Additionally, there are several large and small companies working on various immunotherapy approaches for treatment of cancer. Multiple companies are also involved in the marketing of ADC therapeutics and immunotherapy which include, but are not limited to, AbbVie Inc., Abcure, Inc., ADC Therapeutics SA, Alligator Bioscience AB, Astellas Pharma, Inc., AstraZeneca plc, Celldex Therapeutics, Inc., Daiichi Sankyo Company, Ltd., Eucure Biopharma, a subsidiary of Biocytogen, Hoffmann-La Roche AG, Genentech, Inc., Gilead Sciences, Inc, GlaxoSmithKline, plc, Lyvgen Biopharma, Nextcure, Inc., Pfizer, Philogen S.p.A., Rakuten Medical, Inc. and Seagen, Inc.

Our preclinical ADC and immunotherapy candidates may face substantial competition from alternative therapeutic modalities, such as CAR-T therapies, bispecific antibodies, and small molecules that are being developed for the same cancer types that we are targeting with our pipeline candidates. These approaches could prove to be more effective, safer, or convey other advantages over any products resulting from our technology. We also face competition on specific targets, including the target of our PYX-201 candidate, EDB, from Philogen S.p.A., and the target of our PYX-106 product candidate, BSI-060T, from Nextcure, Inc. In addition, each of Alligator Bioscience AB, Celldex Therapeutics, Inc., Seagen Inc., Lyvgen Biopharma, Eucure Biopharma, a subsidiary of Biocytogen, Hoffmann-La Roche AG, and AbbVie Inc. are developing CD40-based antibody product candidates for solid tumor oncology indications that are in clinical trials, typically in combination therapies. Other companies and institutions also have CD40-based product candidates in development. Additionally, there is a wide array of activity in the development of immunotherapies for oncology which may be competitive with our preclinical discovery programs. Furthermore, if any of our product candidates are approved in oncology indications such as lung, hematological and other cancers, they may compete with existing approaches to treating cancer including surgery, radiation, and drug therapy, including conventional chemotherapy, biological products, and targeted drug small molecule therapies.

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

We expect to be exposed to significant product liability risks inherent in the development, testing and manufacturing of our product candidates and products, if approved. Product liability claims could delay or prevent completion of product candidate development programs. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, our third-party manufacturer’s manufacturing processes and facilities or our marketing programs and potentially a recall of our products or more serious enforcement action, including limitations on the approved indications for which our product candidates may be used or suspension or withdrawal of licenses. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. In addition, we may be subject to liability based on the actions of our existing or future collaborators in connection with their development of products using the FACT Platform or the APXiMAB Platform. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to maintain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Any regulatory licenses that we receive for our product candidates may be subject to limitations on the approved indications for which the product may be marketed or to the conditions of licensure, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety, purity, and potency of the product candidate. The FDA may also require a REMS program as a condition of licensure of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Comparable foreign regulatory authorities may also have programs similar to REMS. In addition, if the FDA or a comparable foreign regulatory authority licenses or approves our product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports and registration.

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

We may be required by the FDA to develop, either by ourselves or with collaborators, companion diagnostic tests for our product candidates for certain indications. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. We have no prior experience with medical device or diagnostic test development. If we choose to develop and seek FDA clearance or approval for companion diagnostic tests on our own, we will require additional personnel with medical device knowledge and expertise. We may rely on third parties for the design, development and manufacture of companion diagnostic tests for our therapeutic product candidates that require such tests. These third parties may be laboratories that develop companion diagnostic tests. Recently, FDA published a proposed rule announcing its intention to regulate laboratory-developed tests (LDTs) as medical devices subject to existing device regulatory requirements. If these parties are unable to successfully develop companion diagnostics for these therapeutic product candidates, meet FDA regulatory requirements, or experience delays in doing so, we may be unable to enroll enough patients for our current and planned clinical trials, the development of these therapeutic product candidates may be adversely affected, these therapeutic product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these therapeutics that obtain marketing approval. Any failure to successfully develop this companion diagnostic may cause or contribute to delayed enrollment of this trial and may prevent us from initiating or completing further clinical trials to support marketing approval for our product candidates. As a result, our business, results of operations and financial condition could be materially harmed.

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

As of November 6, 2023, we had 67 full-time employees and we expect to have 47 full-time employees post the announced corporate reorganization. As our development and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to integrate products and technology from the Merger and continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We rely on third-party contract manufacturers to manufacture our preclinical trial product supplies and clinical product supplies, and if we receive authorization to market our product candidates, we will rely on such manufacturers for commercial supplies. We do not own or operate manufacturing facilities for producing such supplies. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices, whether as a result of inflationary pressures or otherwise. In particular, any replacement of any of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements and could take a significant amount of time to complete.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or patent applications will have to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned and licensed patents and/or applications and any patent rights we may own or license in the future. We rely on a combination of in house employees, service providers and our licensors to pay these fees. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ a combination of in house employees, reputable law firms and other professionals to help us comply, and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our products or technologies, we may not be able to stop a competitor from marketing products that are the same as, or similar to, our product candidates, which would have a material adverse effect on our business. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could harm our business.

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

Our commercial success depends, in part, upon our ability and the ability of others with whom we may collaborate to develop, manufacture, market and sell our current and any future product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any future product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. In addition, there are third-party patents and, if issued as patents, patent applications relating to the engineering of antibodies, including with respect to CD40 and Fc domains, that may be construed to cover our product candidates, including sotigalimab. The third parties that control these patents may allege that our product candidates, including sotigalimab, infringe these patents. Parties making infringement, misappropriation, or other intellectual property claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and employee resources from our business. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize our current and any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Other companies and research institutions have filed, and may file in the future, patent applications related to antibodies or antibody-drug conjugates and their therapeutic use. Some of these patent applications have already been allowed or issued, and others may issue in the future. While we may decide to initiate proceedings to challenge the validity of these or other patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our product candidates. Regardless of when filed, we may fail to identify relevant third-party patents or patent applications, or we may incorrectly conclude that a third-party patent is invalid or not infringed by our product candidates or activities. If a patent holder believes our product candidate infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant drug revenue and against whom our own patent portfolio may thus have no deterrent effect. If a patent infringement suit were threatened or brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the therapeutic or product candidate that is the subject of the actual or threatened suit.

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

As of November 6, 2023, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially own approximately 35.4% of our outstanding common stock. As a result, these stockholders, if acting together, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future. In addition, securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims could result in substantial costs and divert management time and resources. We may be a target for securities and shareholder lawsuits in the future, including lawsuits filed in connection with the Merger. Regardless of the merits or the ultimate results of such litigation, securities litigation brought against us could result in substantial costs and divert our management’s attention from other business concerns.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Corporate Reorganization

On November 7, 2023, we announced a corporate reorganization of our operations to refocus our efforts on progressing the clinical trials of PYX-201 and PYX-106. As part of the reorganization, we are undertaking cost-saving initiatives, including a workforce reduction of approximately 40% of our current employees and pausing funding of certain early-stage research programs. The total cost is estimated to be approximately $1.4 million, which relates primarily to severance payments. We expect to recognize these costs in the fourth quarter of 2023. These estimates are preliminary and subject to change.

As a result of the corporate reorganization, we expect our existing cash, cash equivalents and investments will be sufficient to fund our operating and capital needs into early 2026. We are also seeking additional non-dilutive funding through the potential monetization of our acquired Apexigen royalty streams. Additionally, we are evaluating partnerships of several assets that we have chosen not to move into the clinic and potential antibody and ADC platform technology collaborations.

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

Pyxis Oncology, Inc.

Date: November 7, 2023	By:	/s/ Lara Sullivan
Lara Sullivan, M.D.
President and Chief Executive Officer

	By:	/s/ Pamela Connealy
Pamela Connealy
Chief Financial Officer and Chief Operating Officer