Form 10-K
period 2023-12-31
Pyxis Oncology, Inc.
filed 2024-03-21
CIK 1782223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the Registrant’s common stock held by non-affiliates as of June 30, 2023 the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $97.0 million, as computed by reference to the closing price of the common stock on the Nasdaq Global Select Market on that date.

As of March 20, 2024, the Registrant had 58,133,375 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Pyxis Oncology,” the “Company,” “we,” “us,” and “our” refer to Pyxis Oncology, Inc. and its subsidiaries. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “to be,” “will,” “would,” or the negative or plural of these words, or similar expressions or variations, although not all forward-looking statements contain these words. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

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
•
our plans to expand our pipeline of product candidates and further develop the FACT Platform and APXiMAB Platform (as defined herein);
•
the timing or likelihood of regulatory filings and approvals for our product candidates;
•
regulatory developments in the United States and Europe and other foreign jurisdictions:
•
our expectations and plans to obtain funding for our operations, including from our existing and potential future collaboration and licensing agreements;
•
our ability to receive milestone or royalty payments under existing or future agreements;
•
our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates:
•
our continued reliance on third parties to manufacture our product candidates for preclinical studies, and, in the future, to conduct clinical trials and manufacture product candidates for such clinical trials; and
•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

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
•
We face competition from entities that have developed or may develop product candidates for cancer treatment, including companies developing novel treatments and technology platforms. If these companies develop technologies or product candidates more rapidly than we do or if their technologies are more effective, our ability to develop and successfully commercialize product candidates may be adversely affected.
•
Clinical testing and product development is a lengthy and expensive process with an uncertain outcome. We may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the clinical testing and the development of our product candidates and may never achieve commercialization for any of our product candidates.
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
•
We face substantial competition, which may result in others discovering, developing or commercializing products more quickly or marketing them more successfully than we do.
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
•
We are subject to stringent and changing obligations related to data privacy and cybersecurity. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, a disruption of our business operations, including our clinical trials, harm to our reputation, and other adverse effects on our business or prospects.
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
•
If we achieve commercialization and the market opportunities for any product that we develop are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.

PART I

Item 1. Business.

Overview

We are a clinical stage company focused on defeating difficult-to-treat cancers. We are efficiently building next generation therapeutics that hold the potential for mono and combination therapies. We develop our product candidates with the objective to kill tumor cells, and to address the underlying pathologies created by cancer that enable its uncontrollable proliferation and immune evasion. Since our launch in 2019, we have developed a broad portfolio that includes antibody-drug conjugates, or ADC, product candidates, and immuno-oncology, or IO, product candidates. Our ADC and IO programs employ novel and emerging strategies to target a broad range of solid tumors resistant to current standards of care.

Our pipeline is balanced across programs with an emphasis on solid tumors. We in-licensed two ADC programs in March 2021 from Pfizer and one IO program from Biosion in March 2022. Additionally, upon the acquisition of Apexigen Inc., or Apexigen, in August 2023, we added another IO program to our pipeline. We have additional preclinical monoclonal antibody, or mAb, discovery programs derived from the work at the laboratory of Dr. Thomas Gajewski. We retain full worldwide development and commercialization rights to all our product candidates, with the exception of PYX-106 in Greater China (mainland China, Hong Kong, Macau and Taiwan).

Our clinical development pipeline focused on multiple difficult-to-treat tumors is displayed below:

Our Clinical Program Portfolio

PYX-201

Our lead ADC product candidate is PYX-201, an investigational, novel ADC consisting of human Immunoglobulin G1, or IgG1, site-specifically conjugated with a next generation auristatin derivative via proteases-cleavable linker. PYX-201 is an ADC that uniquely targets Extradomain-B Fibronectin, or EDB+FN, in the tumor stroma. EDB+FN regulates blood vessel morphogenesis, which provides the tumor access to nutrition and oxygen, a means to remove waste, and a pathway for metastasizing cells.

We believe EDB+FN within the tumor stroma may be an ideal target to address in many cancers with high unmet need. The stroma plays a major role in the initiation, growth, survival, invasion and drug-resistance of solid tumors, yet few therapeutics specifically target tumor-associated stroma. By targeting EDB+FN and specifically attacking the stroma, our goal is to destabilize the barrier that protects, feeds and provides structure to the tumor in addition to killing tumor cells directly. EDB+FN is overexpressed in many malignancies and is minimally expressed in most normal adult tissues, making it a potentially attractive means to target tumors while sparing healthy cells.

In preclinical models of patient-derived xenograft, or PDX models, we observed tumor regression with single agent PYX-201 in a dose-dependent manner. In addition, we observed that the treatment of preclinical syngeneic tumor models with PYX-201 resulted in enhanced T-cell infiltration into the tumor microenvironment, or TME, suggesting that PYX-201 may have caused immunogenic cell death, or ICD, and could potentially trigger downstream anti-tumor immune response.

In December 2022, we announced clearance of our investigational new drug application, or IND, by the U.S. Food and Drug Administration, or FDA, to initiate a Phase 1 clinical trial. During the first quarter of 2023, we announced dosing of the first subject in a Phase 1 trial of PYX-201, referred to as PYX-201-101. PYX-201-101 is an open-label, multicenter, dose-escalation trial designed to evaluate the safety, tolerability, pharmacokinetics, or PK, pharmacodynamics, or PD, and preliminary efficacy of PYX-201 and identify recommended doses for further study. Patients with relapsed or refractory solid tumors, including non-small cell lung cancer, or NSCLC, locally advanced/metastatic breast cancer, hormone receptor and human epidermal growth factor receptor 2 positive and negative, or HR+ HER- and HR- HER2+, breast cancers, triple negative breast cancer, or TNBC, ovarian cancer, thyroid cancer, pancreatic ductal adenocarcinoma, or PDAC, soft tissue sarcoma, or STS, hepatocellular carcinoma, or HCC, head and neck squamous cell carcinoma, or HNSCC, and kidney cancer are eligible to enroll in this study. In May 2023, the FDA granted Orphan Drug Designation, or ODD, for use of PYX-201 in the treatment of pancreatic cancer.

In the Phase 1 portion of the trial, the starting dose of PYX-201 was 0.3 mg/kg. The Dose Escalation Steering Committee, or DESC, approved escalating the dose after each cohort. PYX-201 is administered once every three weeks. Dose escalation follows the Bayesian Optimal Interval, or BOIN, design until the recommended Part 2 dose(s), or RP2D, is determined.

To date, 37 subjects in six cohorts have been dosed with PYX-201 in this Phase 1 trial. PYX-201 recently cleared the 21-day Dose Limiting Toxicity, or DLT, observation period for ten subjects in Cohort 6 at a dose of 5.4 mg/kg. The DESC met on March 19, 2024, and voted to escalate dosing into Cohort 7 at a dose of 8 mg/kg and we are now enrolling subjects in Cohort 7 at this dose. PYX-201 has been well tolerated to date, with no significant evidence of target mediated toxicities experienced by the 37 subjects enrolled and dosed to date. Approximately 54% of subjects have experienced grade 2, and 6% of subjects have experienced grade 3 treatment emergent adverse events, or TEAEs. No subjects have reported TEAEs leading to dosing delay or study drug discontinuation. We anticipate enrolling and dosing another 10-15 subjects at Cohort 7 with a dose of 8 mg/kg or future higher dose level cohorts, should PYX-201's profile continue to support further dose escalation.

The dose escalation and number of subjects enrolled and dosed to date with PYX-201 in the PYX-201-101 trial, for each cohort since initiating the trial in March 2023, are provided in Figure 1 below.

Figure 1

As we continue to analyze the data generated, we anticipate that the data from the dose finding studies will guide the selection for the RP2D for subsequent multi-dosing and potential combination studies. We believe the encouraging PYX-201 safety profile observed to date likely reflects the specificity of target expression within tumor tissue and the potential for a wider therapeutic index, or TI, given the novel mechanism of action within the TME. We anticipate reporting efficacy, safety, and PK/PD data from this Phase 1 clinical trial, in the fall of 2024. We also anticipate reporting pre-clinical insights along with the plan for the next phase of development at that time.

PYX-106

Our lead IO product candidate is PYX-106, an investigational, fully human IgG1 Siglec-15-targeting antibody designed to block Siglec-15 mediated suppression of T-cell proliferation and function. PYX-106 has high binding affinity to a unique epitope and high potency. Overall, by binding and blocking Siglec-15 activity on myeloid cells and tumors, our Siglec-15 targeting antibody is designed to enhance immune cell mediated tumor cell killing. We are developing this asset for the treatment of solid tumors and believe that PYX-106 has the potential to provide additional benefit to patients either alone or in combination with other therapies, including other immuno-therapies.

Preclinical studies provided us sufficient scientific rationale about the effect of blocking Siglec-15 in various animal models. PYX-106 was observed as well tolerated with no evidence of anti-drug antibodies. Further, PYX-106 was observed to have 7 days of half-life in monkeys in our preclinical studies. If the half-life of 7 days were observed in humans, it would allow for less frequent dosing, maintain exposure and target engagement.

In December 2022, we announced clearance of our IND by the FDA for PYX-106 to initiate a Phase 1 clinical trial. During the second quarter of 2023, we announced dosing of the first subject in a Phase 1 trial of PYX-106, referred to as PYX-106-101. PYX-106-101 is a first-in-human, Phase 1, multicenter, open-label dose escalation trial designed to evaluate the safety, tolerability, PK, PD, and preliminary efficacy of PYX-106 and identify recommended doses for further study. Patients with relapsed or refractory solid tumors, including non-small cell lung cancer without driver mutations/translocations, breast cancer, endometrial cancer, thyroid cancer, kidney cancer, cholangiocarcinoma, bladder cancer, colorectal cancer, and HNSCC are eligible to enroll in this study.

In the Phase 1 portion of the trial, the starting dose of PYX-106 was 0.5 mg/kg. The DESC approved escalating the dose after each cohort. We are currently dosing subjects in Cohort 5 at a dose of 8 mg/kg and Cohort 5 is fully enrolled. To date, 21 subjects have been dosed with PYX-106 in this Phase 1 trial. PYX-106 is administered once every two weeks. Dose escalation will follow the BOIN design until the RP2D is determined.

The dose escalation and number of subjects enrolled and dosed to date with PYX-106 in the PYX-106-101 trial, for each cohort since initiating the trial in May 2023, are provided in Figure 2 below.

Figure 2

We anticipate reporting preliminary data from this Phase 1 clinical trial, including PK/PD data and early signs of potential clinical activity, in the second half of 2024.

PYX-107

On August 23, 2023, we completed the acquisition contemplated by that Agreement and Plan of Merger, or the Merger Agreement, by and among the Company, Ascent Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of the Company, or the Merger Sub, and Apexigen, a Delaware corporation and a clinical-stage biopharmaceutical company focused on discovering and developing innovative antibody therapeutics for oncology.

Pursuant to the Merger Agreement, Merger Sub merged with and into Apexigen, with Apexigen surviving as a wholly owned subsidiary of the Company, or the Merger. As consideration for the Merger, we delivered to Apexigen common stockholders 4,344,435 shares of our common stock and replaced stock options, restricted stock units and warrants to Apexigen’s former employees and warrant-holders, for an aggregate purchase price of $10.7 million.

The Merger expanded our existing pipeline with the addition of sotigalimab (now PYX-107), a CD40 agonist with demonstrated anti-cancer activity in patients who previously progressed on PD-(L)1 inhibitors. PYX-107 has been evaluated in more than 500 patients in clinical trials and demonstrated strong activity, including rapid, deep and durable responses and a favorable tolerability profile, across multiple difficult-to-treat tumor types. In a Phase II trial, PYX-107 in combination with nivolumab has demonstrated strong activity in melanoma patients who are refractory to anti-PD-(L)1, with a 15.2% partial response rate and a 30.3% stable disease rate along with a favorable tolerability profile. Opportunity to advance clinical development of PYX-107 will be further assessed as part of portfolio evaluation.

Our Technology Platforms

We are capitalizing on years of industry innovation and advancement in ADC platforms to develop and design our product candidates. Our PYX-201 product candidate was built utilizing the Flexible Antibody Conjugation Technology, or FACT Platform, initially licensed from Pfizer in December 2020, before securing an exclusive license to the FACT Platform in October 2022. The FACT Platform leverages over a decade of investment refining the technical components of ADCs to improve the clinical properties of ADCs. Using our expertise in site-specific antibody conjugation, we are developing next-generation ADCs with customized linker-payload combinations aimed at increasing stability and, consequently, a reduced off target side-effect profile potentially enhancing the TI.

The Merger enhanced our ADC capabilities with the addition of Apexigen’s antibody-discovery platform, or the APXiMAB Platform, to use with our FACT Platform to support and potentially accelerate our existing ADC initiatives and the combined company’s end-to-end capabilities to design and produce novel next-generation ADC candidates with improved potency, stability and tolerability.

The APXiMAB Platform was used to enable the discovery of multiple protein therapeutic product candidates against a variety of molecular targets, including targets that are difficult to generate antibodies with conventional antibody technologies. In addition to certain product candidates that we wholly own, several product candidates that were discovered through the use of the APXiMAB Platform are in clinical development by our licensees. The most advanced of these programs is Novartis’ Beovu® (brolucizumab-dbll) product, which received FDA approval in 2019 and is marketed in over 70 countries. Two other programs being developed by our licensees are in later-stage development; Simcere’s Phase 3 clinical trial of suvemcitug (BD0801) for injection combined with chemotherapy in patients with recurrent, platinum-resistant epithelial ovarian, fallopian tube or primary peritoneal cancer, which met the primary endpoints in January 2024, and Mabwell’s Phase 3 clinical trial of 9MW0211 in wet age-related macular degeneration, or AMD. Other than already approved programs (i.e. Novartis’ Beovu®) there is no guarantee that any of the other product candidates discovered using our APXiMAB Platform, whether developed by us or our licensees, will receive regulatory approval.

Our Team

Our company was founded in 2018, and launched operations in 2019, with a mission to defeat difficult-to-treat cancers. We have a highly qualified team with deep experience and proficiency in oncology research and development and plan to leverage our team’s decades of experience in drug development to bring a variety of innovative therapies through the clinic. The collective experience across our team spans the spectrum of both pharmaceuticals and biotechnology.

Our Strategy

Our goal is to improve the lives of patients with difficult-to-treat cancers by building a superior portfolio of biological products, including ADCs and monoclonal antibody immunotherapies.

Elements of our strategy to achieve our short and long-term goals include:

•
Building a leading ADC oncology company with opportunistic development in IO. We believe our team, which brings deep scientific TME knowledge, functional biology expertise, expertise in ADC modality, and biologics development capabilities, position us to build a leading ADC focused oncology company with opportunistic development in IO.
•
Progress our lead product candidates, PYX-201 and PYX-106, through clinical development. We expect preliminary data from the Phase 1 clinical trials of PYX-201 and PYX-106, including PK/PD data and early signs of potential clinical activity, in mid-2024 and the second half of 2024, respectively.
•
Pursue a multi-modality approach to cancer therapy addressing various key components of the TME. Our approach is to leverage our capabilities to develop investigational products that target tumor cells and stromal components of the TME with ADCs as well as enhance effector cell function and overcome key mechanisms of immune-suppression with immunotherapeutic mAbs to improve response rates and/or deliver durable responses for more patients.
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

Chemotherapy remains one of the most common treatments for cancer, often combined with surgery and radiotherapy depending on the stage and type of tumor. A major challenge in the development of cancer treatments has been the overall complexity and heterogeneity not only of solid tumors, but of their dynamic surrounding microenvironments. While recent advances in treatment approaches, such as targeting specific tumor mutations that contribute to carcinogenesis or redirecting a patient’s immune system to eliminate tumors, have begun to address these challenges, their focus has largely been on tumor cells. We believe that targeting the TME, which has been shown to play a key role in driving tumor progression, growth and multidrug resistance, represents a novel approach for addressing unmet needs in oncology. For example, while the development of immune checkpoint inhibitors has transformed the treatment paradigm for numerous cancers, many patients who respond to these therapies ultimately develop resistance and experience disease progression. Many features of the TME have been shown to influence response and resistance to immune checkpoint inhibitors and targeting the TME has potential to overcome these limitations. Our development efforts aim to leverage our deep understanding of the TME biology with the goal of designing and developing next-generation ADCs, with site-specific conjugation and customized linker-payload combinations, and immunotherapies that target key modulators of the adaptive and innate immune system found within the TME.

Overview of Antibody-Drug Conjugates

ADCs are a therapeutic class in which cytotoxic chemotherapy molecules are linked to a targeting mAb to effectively deliver the tumor killing effect into tumor lesions while limiting systemic toxicity. Systemic toxicity limits the efficacy of chemotherapy, a highly cytotoxic class of anti-tumor medicines. ADCs can significantly improve the therapeutic window of toxic payloads even more cytotoxic than traditional chemotherapies by targeting their delivery to tumorous cells and their local environment and sparing healthy tissue. ADCs achieve this level of precision by pairing payloads with monoclonal antibodies, proteins that can recognize their target antigens with great specificity. ADCs are an established and fast-growing class of biological products. To date, eleven ADCs have been approved by the FDA and are on the market.

Figure 3

Schematic representation of an ADC, highlighting the three key components; targeted antibody, linker, and payload or cytotoxic agent (dark blue: mAb heavy chain; pink: mAb light chain).

The clinical properties of ADCs are a function of three components (as show in Figure 3 above):

(1)
A monoclonal antibody that selectively targets a distinct antigen preferentially expressed on tumor cells or other cells in the TME;
(2)
A linker that joins together the antibody and the payload; and
(3)
A payload that can effectively kill the targeted cells and/or the TME.

Ideal ADC targets typically have highly tumor restricted expression to spare healthy tissues, are accessible to circulating antibodies, and have well-defined internalization kinetics or can be effectively bound within the TME. Once administered, an ADC will travel in the bloodstream until it encounters its target antigen and will subsequently release the toxic payload.

A measure of drug tolerability for ADCs is the preclinical TI, which is calculated from data to estimate the safety profile (refer to Figure 4). This measure is the preclinical ratio of the highest non-severely toxic dose, or HNSTD, in monkeys versus the minimal effective dose, or MED, in mouse tumor models. The TI is defined formulaically as HNSTD (mg/m2) in monkeys / mouse minimal tumor regression dose (mg/m2). As further illustrated in Figure 4 below, a wider TI is a key attribute of an ADC’s potential clinical success.

Figure 4

The TI is a measure to estimate the clinical tolerability profile of ADCs based upon the ratio of maximum tolerated dose, or MTD, in monkeys versus the MED in rodents from preclinical studies.

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

We believe our toolbox of cleavable and non-cleavable linkers allows us to select the optimal linker tailored to each program. We select our linkers based on several factors, including but not limited to the level and distribution of the target antigen and rates of antigen turnover, internalization, lysosomal processing, and degradation. Our PYX-201 ADC product candidates use proteases-cleavable, valine citrulline linkers, which is optimized to improve stability in circulation and reduce free payload.

Site-Specific Conjugation

Site-specific conjugation chemistry enables the engineering of next-generation ADCs with predictable drug-to-antibody ratio, or DAR, with improved ADC PK observed preclinically. This improved PK results in minimizing premature payload release and less off-target toxicity and as a result improves the overall TI of the ADC.

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

Together with our extensive toolbox of linkers, we believe our site-specific conjugation chemistry offers us the advantage of fine-tuning and optimizing the cleavage of the drug in the TME while limiting off-tumor release and allowing for predictable DAR distribution. Site-specific conjugation technologies have led to improved ADC predictability with narrow distribution of DAR to facilitate CMC manufacture and consistent potency (refer to Figure 5).

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

While an ADC’s primary mode of action is to induce direct cell death through the payload, ADCs can exploit multiple avenues of anti-tumor action beyond direct cytotoxicity. For example, a growing area of interest is applying ADCs to induce ICD allowing for synergy with immunotherapy modalities including checkpoint inhibitors. Rapid cancer cell death caused by ADCs results in the release of damage-associated molecular patterns and tumor antigens, stimulating a tumor-specific immune response and recruitment of T cells into the TME. An emerging area of interest is utilizing ADCs to disrupt various aspects of the TME, such as angiogenesis or tumor-associated fibroblasts. Furthermore, certain payloads, such as auristatins, have been shown to engender the maturation and activation of dendritic cells, a critical compartment of the immune system responsible for initiating and regulating the innate and adaptive immune response.

Our ADC Product Candidate

PYX-201: Investigational Site-Specific ADC Targeting Onco-Fetal EDB+FN

Overview

Our lead ADC product candidate, PYX-201, is an investigational, novel ADC consisting of human IgG1, site-specifically conjugated with a next-generation auristatin derivative via proteases-cleavable linker. PYX-201 is an ADC that uniquely targets EDB+FN within the tumor stroma. PYX-201 is in the clinical development and being evaluated in an ongoing Phase 1 clinical studies in patients with relapsed or refractory solid tumors, including NSCLC, locally advanced/metastatic breast cancer, HR+ HER- and HR- HER2+ breast cancers, TNBC, ovarian cancer, thyroid cancer, PDAC, STS, HCC, HNSCC, and kidney cancer. We licensed worldwide rights to PYX-201, built on the FACT Platform, from Pfizer.

Rationale for Targeting EDB+FN within Tumor Stroma

The extracellular matrix, or ECM, is a complex network of structural proteins and molecules that support tissues and organs within the body. The ECM is comprised of multiple fibrous proteins and molecules with unique composition and that play an important role in cell development. The ECM in solid tumors is an important component of the TME.

The TME is comprised of tumor cells, extracellular matrix, tumor vasculature, cancer-associated fibroblasts, mesenchymal stromal cells and the surrounding blood vessels which support tumor growth. The tumor stroma provides a lifeline necessary for tumor growth in solid tumors. The tumor stroma plays a major role in the initiation, growth, survival, invasion and drug-resistance of solid tumors, yet few therapeutics specifically target tumor-associated stroma. The stroma also forms an effective barrier to entry for therapeutic agents such as chemotherapy. Therapies that target the stroma may provide a new therapeutic area for patients.

Fibronectin is a key component of the ECM and its downstream signaling pathways regulate cell adhesion, migration, differentiation, and wound healing. EDB+FN is an alternatively spliced form of fibronectin that occurs when ribonucleic acid, or RNA, is re-arranged to produce multiple variants of the same protein and accumulates around blood vessels within the tumor stroma. EDB+FN is typically only spliced during embryogenesis and is rarely found in healthy adult tissues. However, cancer cells take advantage of EDB+FN’s ability to promote neo-vasculature structures, which are critical to feeding and supporting the uncontrolled growth of a tumor. As a result, EDB+FN is highly expressed in many solid tumors and has low expression in normal adult tissue.

EDB+FN within tumor stroma meets our criteria of a highly desirable ADC target due to its strict preferential expression in tumor tissue and its role as a driver of the poor prognosis in the treatment of many cancers. Because of this high differential expression, we believe EDB+FN may be an ideal target to address in many cancers with high unmet need given that tumors with stromal barriers may be underserved by currently available therapies.

EDB+FN is overexpressed in a variety of cancers, including, but not limited to, cancers of the lung, breast, ovary, pancreas, head and neck, thyroid, and brain. In vitro studies have shown that down regulation of EDB+FN resulted in a significant reduction in cancer motility. Furthermore, EDB+FN expression is maintained in distal metastasis in human cancer.

EDB+FN protein expression is also upregulated in the stroma of many tumor types, as compared to normal adult tissue (refer to Figure 6).

Figure 6

IHC analyses show that EDB+FN protein is upregulated in tumor stroma and is highly expressed in many solid tumors, with low expression in normal adult tissue.

Mechanism of Action for PYX-201

PYX-201 was developed using the FACT Platform to produce an ADC designed to be highly stable and target a predictable DAR of four. The complementarity-determining regions, or CDRs, of the EDB antibody used in PYX-201, which is the part of the antibody responsible for binding to EDB, is well characterized and has been tested clinically in the form of a radio-conjugated antibody for tumor imaging—demonstrating a high degree of tumor-directed specificity. Furthermore, PYX-201 is designed to optimize linker stability to enable delivery of the next generation auristatin payload that can be cleaved, released in the stroma and penetrate through the tumor cell membrane to kill tumor cells directly without the need of cell surface antigen-mediated internalization of the ADC. Unlike conventional ADCs which bind to the tumor cell surface antigens, PYX-201 is designed to deliver the auristatin payload to the TME and released the free payload to kill tumor cells as well as the tumor stroma cells such as activated fibroblasts and vascular endothelial cells. The mechanism of action for PYX-201 is illustrated in Figure 7 below.

Figure 7

PYX-201 stromal targeting

Extravasation
Extracellular
linker cleavage
Stromal targeting
Payload diffusion
Solid tumour
Fibronectin
Collagen
Fibrin
Non-internalising ADC
Fibroblast
Tenascin-C

PYX-201 is designed to exhibit anti-tumor activity through three distinct modes of action,

1.
Tumor killing activity: After binding to EDB+FN within the tumor stroma, proteases which are aberrantly overexpressed in and secreted by invasive and metastatic cancers, cleave the linker enabling the cell-permeable auristatin toxin to kill the tumor cells. Releasing the payload from the killed tumor cells may also confer added cytotoxicity via bystander activity.
2.
Effect on tumor stroma: Releasing the payload extracellularly within the TME may also kill the activated fibroblasts, vascular endothelial cells and other tumor stroma cells leading reduction of stroma density and inhibition of tumor angiogenesis.
3.
Immunogenic cell death: Lastly, auristatin has been shown in preclinical models to attract immune cells such as T cells into TME possibly through immunogenic cell death, which initiate an anti-tumor immune response.

Taken together, we believe that PYX-201 may generate a multi-pronged attack on difficult-to-treat cancers by killing cancer cells, reducing stroma density, inhibiting tumor angiogenesis and mobilizing an anti-tumor immune response (as illustrated in Figure 8 below).

Figure 8

PYX-201 is designed to bind EDB+FN in the surrounding stroma to kill tumor cells and the supporting infrastructure through direct payload-induced killing of tumor cells and triggering immune cell infiltration into TME based on data from preclinical models.

Preclinical Development

PYX-201 has shown promising preclinical results. In preclinical studies, we have observed strong in-vivo activity in NSCLC PDX and pancreatic PDX models, as well as EMT-6 syngeneic mouse breast cancer models. PDX mouse models are generated by grafting patient derived cells into immune deficient mice, whereas syngeneic mouse models are grafted with tumors derived from mice which allows the immune system to remain intact. While PDX models provide the most clinically translatable signals of efficacy in a preclinical setting, syngeneic models allow us to assess the ability of PYX- 201 to generate an immune response. These syngeneic models show that PYX-201 effectively localizes to cancers and can generate not only significant reductions in tumor burden but can also mobilize an anti-tumor immune response.

For example, in PDX models of NSCLC and pancreatic cancer, PYX-201 was intravenously administered four days apart for twelve days and a dose-dependent regression in tumor burden and a durable response at 3 mg/kg was observed (Figure 9).

Figure 9

PYX-201 has been shown to be highly active in PDX models of NSCLC and pancreatic cancer.

The anti-EDB human mAb used in PYX-201 is cross-reactive with mouse EDB+FN. As a result, in syngeneic tumor models conducted in immune competent mice, PYX-201 achieved a durable response with a single dose of 9 mg/kg (Figure 10). In preclinical studies, we observed increased infiltration in CD3 T cells and upregulation of PD-(L)1, which suggests that PYX-201 may be capable of inducing immunogenic cell death. Combining sub-optimal doses of PYX-201 with checkpoint therapy resulted in synergistic inhibition of tumor growth in the EMT-6 model. Consequently, we believe PYX-201 may synergize with checkpoint inhibitors, as shown in Figure 11. PYX-201 was also well-tolerated in our mouse models and toxicology studies conducted in rat and cynomolgus monkeys. In an exploratory toxicology study in cynomolgus monkeys the HNSTD was found to be greater than 12 mg/kg with three doses of PYX-201 administered every three weeks. There was no differential in body weight or food consumption detected and based on the types of toxicities observed (i.e., no fibrosis, neuropathology etc.), all toxicities are reversible, or are expected to be reversible. PYX-201 was observed to have a preclinical relevant TI of 16 (the HNSTD in monkeys was 144 mg/m2 and was 16 times greater than the dose required for a complete response in mice of 9 mg/m2), which we believe is promising based on our experience investigating the relative TI among different ADC constructs.

Figure 10

PYX-201 treatment in vivo of syngeneic cell-derived tumor models has been associated with enhanced T cell infiltration based on increased CD3 positivity. (CR: complete response; rcEDB: Reverse Chimeric EDB)

Figure 11

EDB vc0101 ADC combines with anti-PD-(L)1 to synergistically reduce tumor growth in EMT6 mouse syngeneic model.

Clinical Development

In December 2022, we announced clearance of our IND, by the FDA, to initiate a Phase 1 clinical trial. During the first quarter of 2023, we announced dosing of the first subject in a Phase 1 trial of PYX-201, referred to as PYX-201-101. PYX-201-101 is an open-label, multicenter, dose-escalation trial. As illustrated below in Figure 12, the Phase 1 monotherapy dose escalation trial is designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and preliminary efficacy of PYX-201, to identify a biologically active doses for cohort expansion and identify recommended doses for further study. Patients with relapsed or refractory solid tumors, including NSCLC, locally advanced/metastatic breast cancer, HR- HER2-, HR+ HER- and HR- HER2+ breast cancers, TNBC, ovarian cancer, thyroid cancer, PDAC, STS, HCC, HNSCC, and kidney cancer are eligible to enroll in this study. We may also pursue the development of PYX-201 as a combination therapy with the standard of care as appropriate in future studies. For example, in NSCLC and breast cancer, where immunotherapy is widely used in both first- and second-line settings, we believe PYX-201 may provide a synergistic treatment benefit since the auristatin payload has been observed in preclinical studies to trigger hallmarks of immunogenic cell death. Information on this clinical trial is available on ClinicalTrials.gov (NCT05720117).

Figure 12

In the Phase 1 portion of the trial, the starting dose of PYX-201 was 0.3 mg/kg. The DESC approved escalating the dose after each cohort. PYX-201 is administered once every three weeks. Dose escalation follows the BOIN design until the RP2D is determined.

To date, 37 subjects in six cohorts have been dosed with PYX-201 in this Phase 1 trial. PYX-201 recently cleared the 21-day DLT observation period for ten subjects in Cohort 6 at a dose of 5.4 mg/kg. The DESC met on March 19, 2024, and voted to escalate dosing into Cohort 7 at a dose of 8 mg/kg and we are now enrolling subjects in Cohort 7 at this dose. PYX-201 has been well tolerated to date, with no significant evidence of target mediated toxicities experienced by the 37 subjects enrolled and dosed to date. Approximately 54% of subjects have experienced grade 2, and 6% of subjects have experienced grade 3 TEAEs. No subjects have reported TEAEs leading to dosing delay or study drug discontinuation. We anticipate enrolling and dosing another 10-15 subjects at Cohort 7 with a dose of 8 mg/kg or future higher dose level cohorts, should PYX-201's profile continue to support further dose escalation.

The dose escalation and number of subjects enrolled and dosed to date with PYX-201 in the PYX-201-101 trial, for each cohort since initiating the trial in March 2023, are provided in Figure 13 below.

Figure 13

As we continue to analyze the data generated, we anticipate that the data from the dose finding studies will guide the selection for the RP2D for subsequent multi-dosing and potential combination studies. We believe the encouraging PYX-201 safety profile observed to date likely reflects the specificity of target expression within tumor tissue and the potential for a wider TI given the novel mechanism of action within the TME. We anticipate reporting efficacy, safety, and PK/PD data from this Phase 1 clinical trial, in the fall of 2024. We also anticipate reporting pre-clinical insights along with the plan for the next phase of development at that time.

Immuno-Oncology Programs

Background on Current Immuno-Oncology Therapeutics

The advent of immuno-oncology therapeutics, particularly immune checkpoint inhibitors, has shifted the treatment paradigm for oncology. The immune system has the capability to recognize and eliminate cancer, but tumor cells take advantage of immune checkpoint pathways, which normally prevent autoimmunity, to suppress and evade immune effector cell activity. The first generation of drugs that interrupt these pathways, including PD-(L)1 and cytotoxic T-lymphocyte associated protein 4, or CTLA-4, inhibitors, has generated significant enthusiasm due to their ability to achieve durable responses in some patients. While these drugs provide significant therapeutic benefits for durable responders, response rates remain low for most patients, particularly for tumors with low levels of T-cells infiltrating the tumor. These non-inflamed (i.e., “cold”) tumors can suppress the adaptive immune response through a variety of mechanisms within the TME.

Immuno-Oncology Programs Overview

We have monoclonal antibody programs that address critical immunomodulatory pathways within the TME and are exploring additional potential targets.

PYX-106: Investigational IgG1 anti-Siglec-15 Targeting Antibody

Overview

PYX-106 is an investigational fully human IgG1 antibody that is designed to block Siglec-15 mediated suppression of T-cell proliferation and function. PYX-106 aims to address critically important tumor infiltrating immune cell populations, such as macrophages, T cells, and natural killer, or NK cells, which may play crucial roles in limiting tumor growth and metastasis. In addition to singling out specific cell types, we believe PYX-106 may also address mechanisms responsible for T cell exhaustion and the immunosuppressive effects of the TME on T and NK cells. We believe that our in-licensed anti-Siglec-15 mAb, PYX-106, has the potential to provide additional benefit to cancer patients either alone or in combination with other therapies, including other immuno-therapies. PYX-106 is in the clinical development and being evaluated in an ongoing Phase 1 clinical studies in multiple types of solid tumors, including non-small cell lung cancer without driver mutations/translocations, breast cancer, endometrial cancer, thyroid cancer, kidney cancer, cholangiocarcinoma, bladder cancer, colorectal cancer, and head and neck squamous cell carcinoma. We licensed worldwide rights other than in Greater China (mainland China, Hong Kong, Macau and Taiwan) to PYX-106 from Biosion.

Rationale for Targeting Siglec-15 and Mechanism of Action for our Siglec-15 targeting antibody

Siglec-15 is a member of the Siglec family (Sialic acid-binding ImmunoGlobulin Lectins), a distinct subgroup of immunoglobulin, or Ig, superfamily proteins involved in immune regulation. Siglecs recognize and bind to sialic acid on the surface of cells and this binding can affect cell signaling on immune cells. Siglec-15 is a single-pass type I membrane protein that has been shown to associate with the activating adaptor proteins DNAX activation protein (DAP)12 and DAP10 via its lysine residue in the transmembrane domain, implying that it functions as an activating signaling molecule. While Siglec-15 is minimally expressed on normal tissues, it is highly expressed on both tumor cells and M2 macrophages in the TME across multiple tumor types, including thyroid cancer, HNSCC, lung cancer, breast cancer and cholangiocarcinoma. The increased presence of highly immunosuppressive M2 macrophages within tumors leads to impaired T cell proliferation and function, causing a decreased anti-tumor immune response. Additionally, Siglec-15 may exacerbate this immunosuppressive effect by interacting with tumor associated myeloid cells to promote their survival and differentiation to drive a tumor-promoting environment. Interestingly, Siglec-15 appears to function independently from the PD-L1 pathway with expression observed not to be mutually exclusive across tumor types. Instead, expression of Siglec-15 and PD-(L)1 genes vary broadly within tumor types. While Siglec-15 and PD-L1 expression have been observed to be positively correlated in certain tumor types like NSCLC, head and neck, kidney and thyroid cancer, they are rarely observed co-expressed on the same cell. Therefore, we believe targeting Siglec-15 in the TME may offer a promising therapeutic option for patients less likely to respond to a PD-1/PD-(L)1 targeted therapy.

An overview of the role of Siglec-15 in regulating the immune system and driving anti-tumor immune dysfunction is depicted in Figure 14 below.

Figure 14

Source: Sun et al., Clin Cancer Res 2021; Wang et al., Nat Med 2019

Our Siglec-15 targeting antibody is a fully human monoclonal antibody and is engineered with high affinity to block Siglec-15 induced immune suppression and therefore restore T cell proliferation, function, and anti-tumor immunity in the TME. Overall, by binding and blocking Siglec-15 activity on myeloid cells and tumors, we believe our Siglec-15 targeting antibody is designed to enhance immune cell mediated tumor cell killing. PYX-106 has high binding affinity to a unique epitope and high potency. Given the broad tumor expression profile of Siglec-15, our Siglec-15 targeting antibody has the potential to treat multiple oncology indications including those where PD-1/PD-(L)1 directed cancer therapies are ineffective.

Expression data for Siglec-15 RNA in tissues where tumor expression was significantly higher than normal tissue expression are depicted in Figure 15. Of the indications tested, NSCLC, breast cancer, uterine cancer, thyroid cancer, kidney cancer, cholangiocarcinoma, bladder cancer, colorectal cancer, and sarcoma all show higher expression of Siglec-15 in tumor compared to normal samples. The low expression of Siglec-15 across the range of normal tissues tested suggests limited potential for effects in nontumor tissues of therapies targeting Siglec-15. Significantly higher expression in most tumor types indicates that patients with such tumors may respond to anti-Siglec-15 antibody treatment.

Figure 15

Siglec-15 RNA is broadly expressed across a range of solid tumors with overall lower expression observed in normal tissue.

Preclinical Development

Blocking Siglec-15 with an antibody such as PYX-106 may overcome the immunosuppressive TME and enhance the anti-tumor activity of other immune checkpoint inhibitors. We have conducted a preclinical study in various animal models to evaluate the effect of blocking Siglec-15 and our observed results provide sufficient scientific rationale in both ex vivo and in vivo studies. PYX-106 was observed as well tolerated in preclinical studies with no evidence of anti-drug antibodies.

In an in vivo mouse syngeneic tumor model, PYX-106 demonstrated significant inhibition of tumor growth when administered at 15 mg/kg twice weekly for 6 weeks compared to the control group. PYX-106 resulted in an approximately 60% decrease in tumor volume at doses of 5 mg/kg and 15 mg/kg, with the decrease reaching statistical significance in the later dose group. Moreover, the inhibition of tumor growth was not accompanied by any changes in behavior, body weight, or spleen weight within the mice.

In an ex vivo study using normal human peripheral blood mononuclear cells, or PBMCs, which are blood cells that are considered critical components in the immune system, PYX-106 was able to reverse Siglec-15-mediated suppression of T cell proliferation and interferon-gamma, or IFN-γ, secretion. The numbers of CD4+ and CD8+ T cells and secretion of IFF-γ were increased substantially while the negative control antibody had no effect on the suppression of proliferation. The effects of a single concentration of anti-Siglec-15 antibodies on T-cell proliferation using PBMCs are shown in Figure 16. The addition of the anti-CD3 antibody led to proliferation of both CD4+ and CD8+ T cells, which was reduced by addition of Siglec-15. The addition of the negative control antibody had no effect on this suppression of proliferation. PYX-106 reversed this suppression. In our preclinical studies, PYX-106 was observed to have 7 days of half-life in monkeys. If the half-life of 7 days were observed in humans, then it would allow for less frequent dosing, maintain exposure and target engagement.

Figure 16

In an ex vivo assay using PBMCs, from normal healthy donors, PYX-106 reverses Siglec-15 mediated T cell suppression and upregulates IFN-γ release.

Clinical Development

In December 2022, we announced clearance of our IND by the FDA for PYX-106 to initiate a Phase 1 clinical trial. During the first quarter of 2023, we began activating clinical trial sites and are currently enrolling and dosing patients in the Phase 1 trial, referred to as PYX-106-101. PYX-106-101 is a first-in-human, Phase 1, multicenter, open-label dose escalation trial designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and preliminary efficacy of PYX-106 in patients with relapsed or refractory solid tumors. This Phase 1 monotherapy dose escalation trial includes patients who have developed solid tumors and disease progression through standard therapy and patients for whom standard of care therapy that prolongs survival is unavailable or unsuitable. Patients with solid tumors including non-small cell lung cancer without driver mutations/translocations, breast cancer, endometrial cancer, thyroid cancer, kidney cancer, cholangiocarcinoma, bladder cancer, colorectal cancer, and HNSCC are eligible to enroll in this study.

Information on this clinical trial is available on ClinicalTrials.gov (NCT05718557).

Figure 17

In the Phase 1 portion of the trial, the starting dose of PYX-106 was 0.5 mg/kg. The DESC approved escalating the dose after each cohort. We are currently dosing subjects in Cohort 5 at a dose of 8 mg/kg and Cohort 5 is fully enrolled. To date, 21 subjects have been dosed with PYX-106 in the Phase 1 trial. PYX-106 is administered once every two weeks. Dose escalation will follow the BOIN design until the RP2D is determined.

The dose escalation and number of subjects enrolled and dosed to date with PYX-106 in the PYX-106-101 trial, for each cohort since initiating the trial in May 2023, are provided in Figure 18 below.

Figure 18

We anticipate reporting preliminary data from this Phase 1 clinical trial, including PK/PD data and early signs of potential clinical activity, in the second half of 2024.

PYX-107: Humanized CD40 Agonist Antibody

On August 23, 2023, we completed the previously announced acquisition of Apexigen. The Merger expanded our existing pipeline with the addition of sotigalimab (now PYX-107), a CD40 agonist with demonstrated anti-cancer activity in patients who previously progressed on PD-(L)1 inhibitors.

Overview

Activation of CD40 initiates and amplifies a multi-cellular immune response, bringing different components of both the innate and adaptive arms of the immune system to work in concert and resulting in increased antigen presentation, maturation of DCs and activation of CD4+ and CD8+ T cells, NK cells and neutrophils to attack tumor cells.

PYX-107 is a CD40 agonist antibody designed to maximize its agonistic properties through:

•
Unique epitope specificity to mimic the binding of CD40 ligand, or CD40L, to the CD40 receptor binding site for increased potency;
•
An engineered Fc to increase binding to Fc gamma receptor 2B, or FcgRIIB, to increase antibody cross-linking and antitumor potency; and
•
An engineered FC to reduce binding to Fc gamma receptor 3a, or FcgRIIIa, to eliminate antibody-dependent cell-mediated cytotoxicity, or ADCC, effects on CD40-expressing APCs.

We believe that PYX-107’s ability to stimulate both innate and adaptive immunity enhances tumor infiltration of immune and proinflammatory cells such as M1 macrophages and T cells and immune stimulatory cytokines such as interferon-g. Tumors with an inflamed phenotype tend to be more responsive to anti-cancer therapies. We therefore believe PYX-107 has potential applicability across a variety of tumor types with high unmet need and may combine well with and enhance the efficacy of other immuno-oncology agents, targeted therapeutics, chemotherapies, vaccines and radiation therapy to improve outcomes for patients.

Clinical Development

PYX-107 is in Phase 2 clinical development for the treatment of solid tumors such as soft tissue sarcomas, esophageal and gastroesophageal junction, or GEJ, cancers and melanoma in combination with chemotherapy, radiation therapy and immunotherapy. The FDA has granted ODD for PYX-107 in the treatment of soft tissue carcinoma, esophageal and GEJ cancers, and PDAC.

To maximize the therapeutic potential of PYX-107, Apexigen initiated several Phase 2 trials across multiple important cancer indications, lines of therapy and combination settings, all of which we have the opportunity to advance. The clinical development of PYX-107 will be further assessed as part of portfolio evaluation.

The APX005M-009 Trial is a multi-center, investigator-sponsored Phase 2 clinical trial (NCT03719430) of PYXS-107 in combination with doxorubicin in patients with advanced soft tissue sarcoma. The trial completed enrollment of the originally planned 32 patients in January 2023. We observed a median progression-free survival, or mPFS, of 12.45 months (data as of September 27, 2022) in the evaluable patients (n=10) with advanced/unresectable or metastatic de-differentiated liposarcoma, or LPS. Based on the mPFS observed in these LPS patients, which is meaningfully higher than the historical mPFS of patients with LPS who are treated with standard-of-care doxorubicin alone, we and our collaborator, Columbia University, decided to expand the LPS cohort to enroll 10 additional patients with LPS to supplement the data we have observed and potentially inform a registration-enabling study in de-differentiated LPS. The primary endpoint for the study is objective response rate, with a secondary endpoint of progression free

The APX005M-002 Trial studies PYX-107 in combination with nivolumab, an anti-PD-1 antibody, in subjects with unresectable or metastatic melanoma that had progressive disease, or PD, during treatment with anti-PD-(L)1 therapy as one arm of a multi-indication trial. The study (NCT03123783) was a Phase 1-2 open-label dose escalation study. In the Phase 2 portion of the trial, which was completed in November 2020, 38 patients with anti-PD-(L)1 refractory metastatic melanoma were enrolled and evaluable for safety and 33 of these patients were evaluable for efficacy. Of the efficacy-evaluable patients, 14 (42%) had elevated levels of lactate dehydrogenase, or LDH, at baseline, a poor prognostic indicator of response to PD-(L)1 blockade therapy, seven (21%) had received two or more prior lines of therapy and eight (24%) had previously been treated with an anti-CTLA-4 antibody.

There were five partial responses, or PRs, in the trial for an overall response rate, or ORR, of 15.2% and ten patients with stable disease, or SD, (30.3%). The duration of response, or DoR, as determined in the trial ranged from 4.1+ to 24.7+ months, and was measured from the first documented PR to the earlier of the date of progression or the last imaging study prior to the end of the trial even if the patient was in an ongoing PR. Four of the responding patients remained in an ongoing PR at the completion of the trial, after which we ceased following and monitoring these patients for progression. The fifth responding patient developed an isolated brain lesion approximately nine months after stopping combination therapy (DoR of approximately 18.7 months), subsequently received radiation therapy for the brain lesion, and did not require any further local or systemic therapy through the end of the trial. The duration of SD was up to 14.0+ months and the majority of patients with SD had a duration of SD lasting longer than 3.5 months. These data suggest that treatment with PYX-107 in combination with nivolumab resulted in clinical benefits in PD-1 blockade refractory patients by achieving durable objective tumor responses and stable disease.

In the APX005M-002 Trial, we observed that the combination of PYX-107 and nivolumab could be administered to patients with anti-PD-(L)1 refractory melanoma repeatedly for greater than one year with an acceptable safety profile. The majority of adverse events, or AEs, considered related to PYX-107, nivolumab or the combination were transient and grade 1 or 2. The incidence of immune-related adverse events was low, and the AEs were similar in nature to those that have been reported with nivolumab alone. There were no reported cases of cytokine release syndrome.

The APX005M-006 Trial was a pilot Phase 2 clinical trial studying PYX-107 in combination with standard-of-care chemoradiation as a neoadjuvant treatment for patients with respectable esophageal or GEJ cancer (NCT03165994), which was completed in February 2024. Thirty-four patients were enrolled in the trial. The primary objective of the APX005M-006 Trial is to assess the efficacy of the combination, as measured by the pathologic complete response, or pCR, rate, and to further characterize the safety and feasibility of the combination in this setting.

APX005M-006 Trial showed that PYX-107 combined with neoadjuvant chemoradiation for esophageal and GEJ cancers was generally safe and well tolerated. The majority of patients treated in the trial had Grade 1-2 AEs. Six serious AEs considered at least possibly related to PYX-107 included cytokine release syndrome observed in three patients, nausea and vomiting in one patient, dysphagia in one patient and Guillain-Barre Syndrome in one patient. There were no patient withdrawals due to PYX-107 and no deaths related to the combination. As of July 2022, of the 29 evaluable patients, 11 (38%) patients had a pCR and 19 (66%) patients had a major pathological response, or mPR, with less than 10% of the residual tumor remaining after treatment. By histology, the pCR rate was 33% (8/24) in patients with adenocarcinoma and 60% (3/5) in patients with squamous cell carcinoma. The pCR rate was 41.2% for patients (n= 17) receiving four doses of PYX-107 versus 33.3% for patients (n= 12) receiving three doses. The R0 resection was achieved in 86% (25/29) of the patients and progressive disease was only 7%. Paired biomarker analysis collected before and one to two weeks following a single run-in dose of PYX-107 alone demonstrated significantly increased tumor infiltration of activated dendritic cells, monocytes and both CD8 and CD4 T cells compared to baseline. We believe that the observed immune/inflammatory response in the tumor demonstrates the ability of PYX-107 to change the tumor immune microenvironment from “cold” to “hot”, which we believe validates PYX-107’s mechanism of action.

Preclinical Programs Available for Partnership or Collaboration

We also have certain preclinical programs that we have chosen not to move into the clinic. The decision to pause these preclinical development efforts allowed us to refocus development efforts and resources towards clinical development of PYX-201 and PYX-106. We are seeking partnership opportunities for these program that maximizes potential value for patients and for our shareholders.

ADC Program

PYX-203 is an investigational ADC the targets and binds to the interleukin-3 receptor, also known as CD123, a rapidly internalizing target that is overexpressed in hematologic cancers by leukemic blasts and stem cells. After internalization, its highly potent cyclopropylpyrroloindoline, or CPI, payload is enzymatically released and trafficked to the nucleus, where it crosslinks DNA. CPI is engineered for enhanced tolerability and may allow PYX-203 to reach a broader patient population. CPI is resistant to drug efflux pumps and could confer superior cancer-killing activity. The antibody is also engineered to have a modified Fc region to mitigate off-tumor toxicity.

IO Programs

PYX-102 is an investigational immune-therapeutic that targets killer cell lectin-like receptor subfamily G member 1, or KLRG1, an inhibitory receptor expressed on T cells and NK cells. Its ligands, E- and N-cadherin are expressed in numerous solid cancers. By blocking KLRG1 signaling, PYX-102 may relieve immune inhibition in these tumors while rescuing KLRG1-mediated suppression of human CD8+ T cells. PYX-102 has significant potential as a monotherapy and in combination treatment strategies.

We also acquired certain preclinical programs, which were generated using the APXiMAB Platform, as part of the Merger. The development of these programs were previously paused by Apexigen.

•
APX601: APX601 is a TNFR2 antagonist antibody designed to reverse immune suppression in the TME and unleash immune-mediated tumor killing activity through a unique mechanism of action. APX601 may deplete and inactivate TNFR2-expressing Tregs, reverse myeloid-mediated T cell suppression and directly kill TNFR2-expressing tumor cells. In preclinical models, APX601 has demonstrated anti-tumor activity and may have applicability for the treatment of multiple tumor indications of unmet medical need. The IND-enabling work for APX601 has been completed, prior to the Merger.
•
APX701: APX701 is a novel anti-SIRPα antibody designed to enhance anti-tumor immunity by reactivating critical tumor clearance mechanisms within the TME currently at the pre-clinical stage.
•
APX801: APX801 is an NK cell engager designed to specifically activate natural killer cells leading to effective killing of tumor cells currently at the pre-clinical stage.

Technology Platforms

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

We believe that the FACT Platform provides a toolkit of novel and validated payloads, cleavable and non-cleavable linkers, and a strong understanding of optimized conjugation sites. The FACT Platform provides the basis for our lead ADC product candidate, PYX-201 and will underpin our development of future ADCs that we believe are optimized for, and guided by the following design elements:

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
•
Potential for improved TI and ADC stability. We believe that our site-specific conjugation technology has potential to mitigate off-target liabilities of ADCs contributing to an enhanced plasma stability and enhanced TI. As shown in Figure 19, applying the FACT Platform to a well-established antibody, NG-HER2-ADC, to generate a model ADC was observed to mitigate toxicity and increase the TI and PK exposure and half-life of the ADC in vivo. The rate of linker cleavage and release of the linker/payload construct has been observed to be heavily dependent on the conjugation location and we optimize our linkers for both specific targets and payloads. As a result, we believe the FACT Platform and our empirical understanding of optimal site-specific conjugation may allow us to generate candidates against a broad set of targets that result in superior cell killing.

Figure 19

Comparison of stability and exposure in cynomolgus monkeys of Pfizer’s NG-HER2-ADC using the same linker-payload and conjugation site chemistry as our PYX-201 ADC was observed to improve the stability and tolerability over conventional ADCs conjugated with the same linker-payload in preclinical studies (NG: next generation).

•
Enhanced anti-tumor activity through bystander activity. As depicted in Figure 20 below, bystander activity occurs when payloads that are delivered to target cells diffuse into and kill neighboring cells in the TME and is of particular importance if the target is not uniformly expressed on all tumor cells. Bystander activity also has the potential to overcome resistance that may occur over time to treatment with ADCs, carrying non-bystander active payloads, as anti-tumor activity is not directly tied to antigen expression at the target site and destruction of a single target cell. We believe our toolkit of novel and validated payloads, linkers and site-specific conjugation techniques will allow us to further develop ADC candidates with bystander activity that may result in greater clinical activity, especially in cases with heterogeneous target expression.

Figure 20

The following table summarizes the potential advantages of our next-generation ADC platform that utilizes preclinically optimized payloads and site-specific conjugation compared to the currently approved ADCs using conventional conjugation:

	Pyxis Oncology's Next-Generation ADCs	Conventional ADCs
Potential Therapeutic Index	• 8 – 16	• 1 – 5
Conjugation Chemistry	• Site-specific conjugation leads to a more consistent drug product, more homogeneous DAR and high TI.	• Random attachment of payloads to an antibody leads to a more inconsistent drug product and variable DAR.
Linker	• Highly stable linkers designed to prevent premature release of payload.	• Many linkers are labile, resulting in premature release of payload and systemic toxicity.
Payload
•
Auristatin payload AUR0101 engineered for better potency and permeability across cell membrane enables improved bystander effect.
•
Payloads include microtubule inhibitors and DNA damaging agents whose potential mechanism of action has been shown to induce immunogenic cell death in preclinical models for combination with immunotherapy.
• Due to the labile nature of linkers, some conventional ADCs are built with less potent payloads and lower bystander activity.
Antibody	• Generates novel, humanized antibodies to a target library, with high affinity and unique binding epitopes.	• Often lower affinity, less specific antibodies.

APXiMAB Platform

Overview

The APXiMAB Platform was used to discover certain wholly owned product candidates and several programs for the development of product candidates that we have out-licensed. Our proprietary APXiMAB Platform is comprised of two primary components:

•
Generation of hybridomas from rabbit B cells using fusion cell lines which enable us to reproducibly generate large numbers of rabbit monoclonal antibodies; and
•
Humanization of these antibodies using our multi lineage guided, or MLG, humanization technology.

Rabbit antibodies offer:

•
diverse epitope recognition to enable fit-for-purpose therapeutic antibody generation;
•
the ability to recognize epitopes that are not immunogenic in other species, including small-size epitopes; and
•
high affinity and specificity.

Hybridoma Technology

We have developed a fusion cell line capable of generating stable hybridoma clones, which enables generation of high quality rabbit-derived antibodies from hybridoma cell lines.

As depicted in Figure 21 below, our antibody generation process begins with immunization of rabbits from which B cells are isolated and fused to a rabbit myeloma cell line, generating hybridoma cells capable of stably producing rabbit antibodies. These antibodies are screened for desired properties such as affinity and specificity and evaluated in panels of biochemical and cellular assays.

Figure 21

THE PROCESS
1.
Rabbit
immunized
3.
Proprietary Rabbit
Fusion Cell Lines
2.
B cells enriched
4.
Hybridoma fusion
5.
Hit screening identification and antibody production
Proprietary
MLG Humanization Technology
UNIQUE MECHANISM
Gene Conversion:
Increased Diversity and Affinity/Specificity
Rearranging V Genes
Gene
Conversion
VDJ
C
VJ
C
Multiple Rounds:
Further Increase Diversity/Affinity
VDJ
C
VJ
C

The APXiMAB Platform Process

Proprietary MLG Humanization Technology

To facilitate drug development, we humanize these rabbit monoclonal antibodies using our proprietary MLG humanization technology. Antibodies generated in non-human species and given to people as drugs can induce the formation of antibodies that neutralize the antibody-drug or induce an undesirable immune response. These are often referred to as anti-drug antibodies or ADAs. Most therapeutic antibodies are therefore modified to have their sequences resemble human antibody sequences as much as possible in an attempt to avoid the development of ADAs.

In conventional humanization, sequences of antibodies derived from non-human species are altered to be closer to human antibody sequences by replacing the sequences of the antibody scaffold with that of human scaffolds. This creates a novel antibody in which the majority of the sequence comes from human antibody genes and the antigen-binding portions from the originating non-human species.

In our MLG humanization technology, we examine the antibody sequences generated in rabbits to better understand the importance of various residues both in the antigen-binding portions and the antibody scaffold. Residues that are highly conserved are preserved while other residues that are highly variable in the sequences of the rabbit antibodies are replaced with conservative amino acid substitutions found in human antibodies. Because our MLG technology enables humanization of antigen-binding regions, we believe that this process results in humanized antibodies that maintain the desired characteristics of the original rabbit antibody, including high affinity, while reducing immunogenicity.

Target Catalog and Discovery Efforts

We have a large proprietary target catalog that we have assembled through both our own discovery activities and through an exclusive license from the University of Chicago for the work on immunotherapy targets out of Dr. Thomas Gajewski’s laboratory. We are also building a large “cold” tumor target discovery database leveraging several human tumor databases.

The target catalog is based upon findings from an in vivo mouse model system which examined tumor tissue for functional and dysfunctional T cells based on the ability of the T cells to produce the cytokine IL-2. Furthermore, since 4-1BB and LAG3 positive T cells do not secrete IL-2, the CD8+ T cells were sorted based on cell surface marker expression i.e., 4-1BB and LAG3, which further defined functional or dysfunctional T cells. Gene expression analysis identified upregulated cell surface molecules in dysfunctional cells which included well established markers such as PD1, CTLA4, and TIM3 and many other novel targets were identified based on bioinformatics and deep biological rationale.

Our cold tumor target discovery database used RNA-seq transcriptome analysis of human tumor databases to identify potential novel targets involved in regulation of T cell function and/or infiltration leading to cold tumors. We have supplemented this database with additional resources which we continue to mine to identify additional novel targets for immunomodulation. These cold tumor targets are potentially dominant immune suppressors that are expressed across a variety of tumor associated cells, including immune cells, tumors cells, and stroma, offering the potential to uncover novel IO mechanisms and additional novel targets for our ADC platform.

While we have large opportunity to advance product candidates based on the target catalog, however, we have chosen not to conduct additional discovery efforts to refocus our development efforts and resources toward clinical development of PYX-201 and PYX-106.

Competition

The biotechnology and pharmaceutical industries, including the oncology subsector, are characterized by rapidly evolving technologies, intense competition, and strong defense of intellectual property and proprietary technologies. Any product candidates that we successfully commercialize may be competitive with currently marketed therapies and any new therapies commercialized in the future. While we believe our technology, drug development expertise, leadership team and strong scientific understanding of cancer targets and biology provides us with certain competitive advantages, we face potential competition from many sources, including major pharmaceutical companies, biotechnology companies, academic institutions, and other public and private research institutions.

Many companies are active across various stages of development in the oncology subsector and are marketing and developing products that employ similar ADC and immunotherapy approaches. As of October 2023, there were approximately 304 ADCs in clinical or preclinical development worldwide, of which the vast majority are being developed for the treatment of various cancer indications. Additionally, there are several large and small companies working on various immunotherapy approaches for treatment of cancer. Multiple companies are also involved in the development of ADC therapeutics and immunotherapies, including, but not limited to, AbbVie Inc., Abcure, Inc., ADC Therapeutics SA, Alligator Bioscience AB, Astellas Pharma, Inc., AstraZeneca plc, Celldex Therapeutics, Inc., Daiichi Sankyo Company, Ltd., Eucure Biopharma, a subsidiary of Biocytogen, Genentech, Inc., Gilead Sciences, Inc, GlaxoSmithKline, plc, Lyvgen Biopharma, Nextcure, Inc., Pfizer, Philogen S.p.A., and Rakuten Medical, Inc.

Our ADC and immunotherapy candidates may also face substantial competition from alternative therapeutic modalities, such as CAR-T therapies, bispecific antibodies, and small molecules that are being developed for the same cancer types that we are targeting with our pipeline candidates. These approaches could achieve regulatory approval before our product candidates or prove to be more effective, safer, or convey other advantages over any products resulting from our technology. In addition, we also face competition with respect to specific targets, including the target of our PYX-201 candidate, EDB, by Philogen S.p.A., and the target of our PYX-106 product candidate, BSI-060T, by Nextcure, Inc. In addition, each of Alligator Bioscience AB, Celldex Therapeutics, Inc., Lyvgen Biopharma, Eucure Biopharma, a subsidiary of Biocytogen, Hoffmann-La Roche AG, and AbbVie Inc. is developing CD40-based antibody product candidates for solid tumor oncology indications that are in clinical trials, typically in combination therapies. Other companies and institutions also have CD40-based product candidates in development, which may compete with PYX-107. Additionally, there is a wide array of activity in the development of immunotherapies for oncology which may be competitive with our preclinical discovery programs. Furthermore, if any of our product candidates are approved in oncology indications such as lung, hematological and other cancers, they may compete with existing approaches to treating cancer including surgery, radiation, and drug therapy, including conventional chemotherapy, biological products, and targeted drug small molecule therapies.

Our competitors may possess greater scientific, research and development capabilities, as well as greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do. These competitors may compete with us on the basis of establishing clinical trial sites and patient registration, recruiting and retaining qualified scientific and management personnel, and acquiring new technologies that may be complementary to, or necessary for, our programs. If we achieve regulatory approval, commercial opportunity for our product candidates may be dependent on the ability of our competitors to develop new products that may be more effective, safer, or less expensive than any products that we may develop. Our competitors may succeed in developing competing products before we do, obtaining marketing approval for products and gaining acceptance for such products in the same markets that we are targeting. Smaller or earlier-stage companies that seek collaborative arrangements with large and established companies, may prove to be significant competitors. In addition, our ability to compete may be affected by the availability of reimbursement from government and other third-party payors. Competitive factors affecting the success of our programs, if approved, will likely be based on their safety and effectiveness, the timing and scope of marketing approvals, the availability and cost of supply, the depth of marketing and sales capabilities, and reimbursement coverage, among other considerations.

Chemistry, Manufacturing and Controls

We believe the manufacturing of our ADCs and monoclonal antibodies requires considerable expertise, know-how, and resources. We do not own or operate and currently have no plans to establish any Current Good Manufacturing Practices, or cGMP, compliant manufacturing facilities. We currently rely, and expect to continue to rely, on external contract development manufacturing organization, or CDMOs, for the manufacture of product to support non-clinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. Furthermore, the raw materials and intermediates for our product candidates may be sourced, in some cases, from a single-source supplier. As part of the manufacture and design process for our product candidates, we rely on internal scientific and manufacturing know-how and trade secrets and the know-how and trade secrets of third party manufacturers. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of our current product candidates. We maintain agreements with our CDMOs that include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates. We have personnel with significant technical, manufacturing, analytical, quality, including cGMP and project management experience to oversee our CDMOs and to manage manufacturing and quality data and information for regulatory compliance purposes.

Commercialization Plans

If any of our product candidates achieves FDA approval, we intend to retain full commercialization rights for all our product candidates, including those obtained through exclusive collaboration agreements. We currently have no sales, marketing, or commercial product distribution capabilities. We intend to build our own specialized sales and marketing organization over time to support the commercialization of any approved product candidates. We may also pursue collaboration, co-promotion, distribution and/or other marketing arrangements with one or more third parties to commercialize our product candidates in markets the United States, potentially other regions. We may also pursue these arrangements for situations in which a larger sales and marketing organization is necessary to realize the full commercial value of any approved wholly owned or collaboration product candidates.

Licensing and Collaboration Agreements

License Agreement with Pfizer Inc.

In December 2020, we entered into a license agreement, as amended, or the Pfizer License Agreement, with Pfizer for worldwide development and commercialization rights to two of Pfizer’s proprietary ADC product candidates (now referred to as PYX-201 and PYX-203), as well as other ADC product candidates directed to the licensed targets. The initial exclusively licensed targets are extra domain B (EDB+FN) and CD123 and we have the option to expand the scope of our license to add other licensed targets. Pfizer also granted us a non-exclusive license to use Pfizer’s FACT Platform technology to develop and commercialize the licensed ADCs. In March 2021, we entered into an amendment to the Pfizer License Agreement to include additional know-how within the scope of our license. The Pfizer License Agreement, as amended, became effective for the Company in March 2021. Pursuant to the Pfizer License Agreement, we paid a combined $25.0 million for the license fee, consisting of an upfront fee of $5.0 million and issued 12,152,145 shares of Series B convertible preferred stock, which was converted into 1,911,015 shares of our common stock upon our initial public offering, or IPO, in October 2021, with a value of $20.0 million to Pfizer.

On October 6, 2022, we entered into an amended and restated license agreement, or the A&R License Agreement, with Pfizer, which amends and restates the Pfizer License Agreement. Pursuant to the A&R License Agreement, Pfizer granted us exclusive worldwide rights under Pfizer’s FACT Platform technology to develop and commercialize ADC product candidates directed to certain licensed targets, including PYX-201 and PYX-203, and products containing the ADC product candidates. Additional ADC targets may be licensed for a nominal upfront payment and milestones. In accordance with the terms of the A&R License Agreement, the Company issued 2,229,654 shares of its common stock to Pfizer in October 2022, paid $8.0 million to Pfizer in January 2023 and issued 1,811,594 shares of its common stock to Pfizer in March 2023.

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

The Pfizer License Agreement will remain in effect until the expiration of the last to expire royalty term, unless terminated in accordance with the following: (1) by either party for the other party’s material breach if such party fails to cure such breach within the specified cure period; (2) by either party upon certain insolvency events of the other party; or (3) prior to receipt of the first regulatory approval for a licensed product, by us for any reason upon 90 days’ prior written notice, or after receipt of the first regulatory approval for a licensed product, by us for any reason upon one year’s prior written notice.

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

The University License Agreement will remain in effect on a licensed product-by-licensed product basis until the expiration of all royalty obligations with respect to a licensed product, unless terminated in accordance with the following: (1) by the University upon 30 days’ prior written notice for any uncured payment breaches or 90 days’ prior written notice for all other uncured breaches; (2) by the University upon certain insolvency events or dissolution by us or any affiliate; or (3) by us in full or with respect to a particular licensed product at the end of the calendar quarter following the calendar quarter when we provide written notice of termination.

The Voxall Joint Venture with Alloy Therapeutics, Inc.

In March 2021, we entered into definitive transaction agreements with Alloy Therapeutics, Inc., or Alloy, to finance and operate Voxall, a joint venture company formed in collaboration with Alloy to leverage Pyxis Oncology’s site-specific target catalog and Alloy’s ATX-Gx™ platform and antibody discovery services. Voxall granted to both Pyxis Oncology and Alloy 50% of the voting membership units of Voxall in exchange for certain initial contributions, including $50,000 from both Pyxis Oncology and Alloy, and certain intellectual property and services agreements to enable the collaboration.

In February 2024, the board of directors of Voxall, comprised of equal participation from Pyxis Oncology directors and Alloy, approved dissolution of the joint venture. The decision to dissolve was mutual and was not due to any disagreement between Pyxis Oncology and Alloy; instead, the decision came as a result of our corporate reorganization announced in November 2023, as we continue to align our resources and refocus our efforts on our progressing the clinical trials. Upon dissolution, Alloy retained rights to certain intellectual property and may develop and commercialize at its sole discretion. Any amounts owed by Voxall to either Pyxis Oncology or Alloy were discharged in their entirety without further liability upon the dissolution.

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

In addition, as part of the Opt-in Agreement, LegoChem exercised an option to pay $8.0 million to us, in exchange for the right to receive a milestone payment, or the Extra Milestone Payment, of $9.6 million upon the earliest to occur of certain events, including the date of pricing or offer of the first public offering of our common stock or if we are the subject of a change in control transaction. Upon our IPO in October 2021, the extra milestone payment event triggered, and we paid $9.6 million in January 2022 to LegoChem.

License Agreement with Biosion USA, Inc.

On March 28, 2022, we entered into a license agreement, or the Biosion License Agreement, with Biosion pursuant to which we obtained an exclusive, worldwide (other than Greater China (mainland China, Hong Kong, Macau and Taiwan)) license for development, manufacture and commercialization rights for BSI-060T, a Siglec-15 targeting antibody, an IO product candidate (now referred to as PYX-106), and products containing the licensed compound. Under the terms of the Biosion License Agreement, each party granted to the other party a right of first offer to obtain an exclusive license in the other party’s territory (Greater China for Biosion, and the rest of the world for Pyxis) to develop, manufacture and commercialize any bi-specific or multi-specific antibody any antibody-drug conjugate controlled by a party or its affiliate that inhibits, modulates or binds to Siglec-15 as an intended mechanism of action.

Pursuant to the Biosion License Agreement, we paid an upfront fee of $10 million and are obligated to pay future contingent payments including development, regulatory and commercial milestones up to an aggregate of $217.5 million in case of normal approval and $222.5 million in case of accelerated approval. Additionally, if products are launched, we will pay Biosion tiered royalties on net sales of licensed products in varying royalty rates ranging from low single digits to low teens. Our royalty obligations apply on a licensed product-by-licensed product and country-by-country basis from first commercial sale until the latest to occur of: (1) 12 years from first commercial sale; (2) the expiration of all regulatory or data exclusivity; and (3) the expiration of the last valid claim of a licensed patent covering the licensed product in a country. We are also obligated to pay Biosion a percentage of certain sublicensing revenue ranging from mid-double to low-double digits based on the stage of development of the licensed product at the time of entering into the applicable sublicense.

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

Out-License Relationships

In August 2023, we completed the acquisition of Apexigen contemplated by the Merger Agreement, with Apexigen surviving as a wholly owned subsidiary of the Company. Upon the Merger Agreement, we assumed all out-licensing agreements of Apexigen. The assumed agreements consist of licenses with several biopharmaceutical companies that are developing product candidates that were discovered using our APXiMAB platform, which has been important to prosecuting the full value of our platform. We believe the licenses for the programs for the development of product candidates we have helped generate demonstrate the productivity and utility of our platform and position us to receive meaningful royalty payments if those product candidates are approved and successfully commercialized.

Described below are the out-license relationships and the related agreements under which we may receive milestone or royalty payments.

Beovu and Novartis Antibody Candidate Discovery and Development Agreement

In March 2007, Epitomics (Apexigen’s predecessor), entered into an antibody candidate discovery and development agreement with ESBATech AG, or ESBA Tech, in March 2007, or the ESBATech Agreement. ESBATech was acquired by Alcon Research, Ltd. in 2009 and later merged with Novartis AG, or Novartis, in 2011.

Under the ESBATech Agreement, Apexigen provided antibodies discovered using the APXiMAB platform that target certain molecules to ESBATech. ESBATech used those antibodies to develop drug product candidates to two different drug targets. Under the ESBATech Agreement, Apexigen granted ESBATech a non-exclusive, irrevocable, worldwide, sublicensable, royalty-bearing and perpetual license to our rights in certain intellectual property to develop and commercialize those drug product candidates. Other than financial interests, Apexigen did not have any ownership or right in those drug product candidates or any intellectual property covering or enabling the manufacture, use or sale of those drug product candidates.

Novartis, the successor in interest to ESBATech, has successfully developed and commercialized one of those drug product candidates, brolucizumab-dbll, a single-chain antibody fragment, or scFv, targeting all of the isoforms of VEGF-A, which Novartis markets under the brand name Beovu®. Beovu was approved for commercial sale in October 2019, is approved for use in over 70 countries, and is indicated for the treatment of neovascular (wet) age-related macular degeneration and has received European Commission approval for use in the treatment of visual impairment due to diabetic macular edema. Novartis is also developing Beovu for additional uses in several Phase 3 clinical trials.

In or around January 2019, Novartis licensed another of the drug product candidates covered by the ESBATech Agreement, which was named LME636, to Oculis SA. Oculis renamed the drug candidate OCS-02. OCS-02 is a topical single-chain anti-TNF alpha antibody fragment. Oculis is in Phase 2 development of OCS-02 for the treatment of dry eye and uveitis.

Novartis and its predecessors have paid all upfront fees and milestone payments due under the ESBATech Agreement. The term of the ESBATech Agreement expired in March 2010; however, Novartis’ royalty payment obligations under the ESBATech Agreement survive indefinitely. Novartis was obligated to pay Apexigen, and is now obligated to pay us, a very low single-digit royalty on worldwide net sales of Beovu and OCS-02 for therapeutic uses by Novartis, its affiliates or licensees in perpetuity. However, despite the approval of Beovu for commercial sale in October 2019, Novartis disputed its obligation to pay royalties to Apexigen under the ESBATech Agreement and continues to pay such royalties under protest. Until December 31, 2023, we received $7.7 million of royalties on net sales of Beovu, which is disputed by Novartis.

Simcere License and Collaboration Agreement

In December 2008, Epitomics (Apexigen’s predecessor) and Jiangsu Simcere Pharmaceutical R&D Co., Ltd., or Simcere, entered into a license and collaboration agreement, or the Simcere Agreement, for the development and commercialization of suvemcitug (BD0801) for oncology in China. Suvemcitug is a humanized anti-VEGF rabbit monoclonal antibody molecule. Simcere is responsible for conducting the development and commercialization of suvemcitug in China at its cost. Under the terms of the Simcere Agreement, Apexigen had, and now we have, reserved the right to develop and commercialize suvemcitug outside of China at our discretion. If we develop and commercialize suvemcitug outside of China, we will share with Simcere costs incurred and revenue earned outside of China. Under the Simcere Agreement, Simcere has an exclusive, royalty-bearing license (without the right to sublicense) to Apexigen's rights in certain intellectual property to develop and commercialize suvemcitug in the field of oncology therapeutics in China.

Simcere granted Apexigen a non-exclusive, royalty-free, worldwide license (without the right to sublicense) to improvements derived from suvemcitug using the intellectual property licensed to Simcere for any purpose outside of China and for purposes outside of oncology therapeutics in China. Intellectual property created in the collaboration program with Simcere is jointly owned by Apexigen and Simcere. Simcere is obligated to pay milestone payments for achievement of certain clinical development milestones and low to high single-digit percentage royalties on net sales of suvemcitug in China until 15 years after the first commercial sale of suvemcitug. If we choose to commercialize suvemcitug outside of China, we will share with Simcere a mid-double-digit percentage of costs and revenue arising from the development and commercialization of suvemcitug outside of China. Unless earlier terminated, the Simcere Agreement continues until 15 years after the first commercial sale of suvemcitug. Either party may terminate the Simcere Agreement for the other party’s uncured material breach. Simcere may terminate the Simcere Agreement upon a decision by an appellate court in China that suvemcitug infringes a third party patent and such dispute cannot be resolved by settlement, licensing or other alternatives.

In January 2024, Simcere announced that the Phase 3 clinical trial of Suvemcitug for injection combined with chemotherapy in patients with recurrent, platinum-resistant epithelial ovarian, fallopian tube or primary peritoneal cancer met its primary endpoints of the progression-free survival. Simcere intends to submit a New Drug Application, or NDA, for Suvemcitug for injection in the treatment of platinum-resistant ovarian cancer to the National Medical Products Administration, or NMPA, of China in the near future.

T-Mab/Mabwell Agreement

In May 2008, Epitomics (Apexigen’s predecessor) and Jiangsu T-Mab Biotechnology Ltd., Co., or T-Mab, entered into a license, co-development and contract manufacture agreement, or the T-Mab Agreement, for the development and commercialization of therapeutic candidates in two therapeutic programs, each directed to a specified target for specified fields, including VEGF for the treatment of ocular diseases, in China. Mabwell (Shanghai) Bioscience Co., Ltd., or Mabwell, acquired T-Mab in 2015. Mabwell is responsible for conducting the development and commercialization of the therapeutic candidates in China. We may, at our discretion, develop and commercialize such therapeutic candidates outside of China, however, we must pay Mabwell a royalty on sales of such therapeutic candidates made outside of China if we do so.

Under the T-Mab Agreement, Apexigen granted Mabwell an exclusive, royalty-bearing, perpetual license (without the right to sublicense) to its rights in certain intellectual property that it licensed from Epitomics to develop and commercialize such therapeutic candidates. Mabwell is obligated to pay us a mid-single-digit percentage royalty on net sales of such therapeutic candidates in China. If we choose to commercialize such therapeutic candidates outside of China, we would be obligated to pay Mabwell a mid-single-digit percentage royalty on net sales of such therapeutic candidates outside of China that we sell directly to end users and a mid-single-digit percentage of revenue we receive as sublicense fees, milestone payments and royalties related to the sale of such therapeutic candidate. Each party’s obligations to pay royalties to the other party continue until 15 years after the first commercial sale of licensed product in each party’s respective territory. The term of the T-Mab Agreement expired in May 2013; however, Mabwell’s royalty payment obligations under the agreement survive expiration. The royalty term for 9MW0211, an anti-VEGF antibody licensed under the T-Mab Agreement, will begin with the first commercial sale in China and end a low two-digit number of years after such first commercial sale.

Mabwell is currently in Phase 3 development of 9MW0211.

Toray Sublicense Agreement

Under an agreement between Epitomics (Apexigen’s predecessor) and Toray Industries, Inc., or Toray, Epitomics provided Toray with antibodies created using the APXiMAB platform that target certain molecules to use in the development of its drug product candidates. In May 2012, Apexigen entered into a non-exclusive sublicense agreement with Toray, or the Toray Agreement, under which Apexigen granted Toray a non-exclusive, worldwide sublicense, with the right to grant further sublicenses, to develop and commercialize drug product candidates that Toray develops using those antibodies in the field of pharmaceutical products for human or veterinary use. Under the Toray Agreement, Toray paid an upfront fee, and agreed to pay certain development- and regulatory-related milestone payments and a low single-digit percentage royalty on net sales of licensed products by Toray or its affiliates. Toray is also obligated to pay us a mid-teens percentage of certain payments Toray receives from sublicensees under the Toray Agreement, which payments may limit Toray’s obligations to pay the milestone payments described above. Subject to certain termination rights, including Toray’s right to terminate the agreement for convenience upon 60 days’ prior written notice, the Toray Agreement continues on a product-by-product and country-by-country basis until 10 years after the first commercial sale of such product in such country. Upon expiration or early termination of the agreement, Toray’s sublicense and any further sublicenses granted by Toray will automatically terminate.

Toray is currently in Phase 2 development of TRK-950, an antibody licensed under the Toray Agreement.

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

Our patent portfolio includes patents and patent applications that are exclusively licensed from the University of Chicago, Pfizer, and Biosion, and patent and patient applications that are wholly owned by us. Our patent portfolio includes patents and patent applications that cover our product candidates PYX-201, PYX-203, PYX-106, PYX-107 and PYX-102 and the use of these candidates for therapeutic purposes in certain territories. Our proprietary technology has been developed primarily through internal development efforts and relationships with academic institutions, Pfizer, Biosion and contract research organizations.

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

In total, our patent portfolio, including patents licensed from the University of Chicago, Pfizer and Biosion, and patents owned by us, comprises 31 different patent families, filed in various jurisdictions worldwide, including families directed to composition of matter for antibodies and antibody-drug conjugates, families directed towards the manufacture, use, and compositions of antibodies and antibody-drug conjugates generally, families directed towards methods of identifying patients for treatment with compositions of antibodies and antibody-drug conjugates and subsequently treating said patients, and families directed to methods of treating cancer and identifying potential targets. Our patent portfolio as of December 31, 2023, is outlined below.

Composition of Matter Patents

PYX-201 Anti-EDB Antibody-Drug Conjugate. We have exclusively licensed from Pfizer a patent family for antibodies and antibody-drug conjugates that bind to the extra domain B splice variant of fibronectin, that includes granted patents in Australia, China, Hong Kong, Japan, Russia, South Korea, and the United States, and pending applications in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Mexico, Singapore, South Africa, and the United States that claim the composition of matter and certain methods of use with respect to PYX-201. The 20-year term of the patents in this family runs through 2037, absent any available patent term adjustments or extensions.

PYX-203 Anti-CD123 Antibody-Drug Conjugate. We have exclusively licensed from Pfizer a patent family for antibodies and antibody-drug conjugates that specifically bind to CD123, that includes granted patents in Canada, Colombia, India, Indonesia, Japan, Russia, Saudi Arabia, South Korea, Taiwan, and the United States, and pending applications in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Malaysia, Mexico, New Zealand, Peru, Philippines, Singapore, South Africa, and the United States that claim the composition of matter and certain methods of use with respect to PYX-203. The 20-year term of the patents in this family runs through 2038, absent any available patent term adjustments or extensions.

PYX-106 Anti-Siglec-15 Antibody. We have exclusively licensed from Biosion USA, Inc. a patent family for monoclonal antibodies that specifically bind human Siglec15, that includes granted patents in Australia, China, Japan, and the United States, and pending applications in Australia, Brazil, Canada, Egypt, Europe, Hong Kong, India, Indonesia, Israel, Japan, Malaysia, Mexico, New Zealand, Philippines, Russia, Saudi Arabia, Singapore, South Africa, South Korea, United Arab Emirates, and the United States. The 20-year term of the patent in this family runs through 2041, absent any available patent term adjustments or extensions.

PYX-107A/B “Sotigalimab” CD40 Agonist Antibodies. Through our acquisition of Apexigen, Inc. we have acquired sole ownership of two patent families for high affinity CD40 agonist monoclonal antibodies and related compositions, which may be used in any of a variety of therapeutic methods for the treatment of cancer and other diseases. The first patent family includes granted patents in Australia, Belgium, Brazil, Canada, China, France, Germany, Great Britain, Hong Kong, India, Israel, Italy, Japan, Mexico, New Zealand, Russia, Singapore, South Africa, South Korea, Spain, Switzerland, and the United States, with pending applications in Europe and the United States. The 20-year term of this first patent family runs through 2032, absent any available patent term adjustments or extensions. The second patent family includes granted patents in Australia, Belgium, Canada, China, Denmark, France, Germany, Great Britain, Hong Kong, India, Ireland, Italy, Japan, Luxembourg, Macau, Mexico, Monaco, Netherlands, New Zealand, Norway, South Africa, South Korea, Spain, Sweden, Switzerland, and the United States, with pending applications in Canada, China, Europe, Japan and the United States. The 20-year term of this second patent family runs through 2033, absent any available patent term adjustments or extension.

APX-601 Anti-tnfr2 Antibodies and Methods of Use. Through our acquisition of Apexigen, Inc. we have acquired sole ownership of a patent family for anti-tumor necrosis factor receptor 2 (TNFR2) antibodies and related compositions, which may be used in any of a variety of therapeutic or diagnostic methods, including the treatment or diagnosis of oncological diseases, inflammatory and/or autoimmune diseases, that includes pending applications in Australia, Brazil, Canada, China, Eurasia, Europe, India, Israel, Japan, Mexico, New Zealand, Singapore, South Africa, South Korea, Taiwan, and the United States. The 20-year term of the patents in this family runs through 2040, absent any available patent term adjustments or extension.

Methods Patents Related to Compositions of Matter

PYX-107D Methods of Treating Cancer with CD-40 Agonists. Through our acquisition of Apexigen we have acquired sole ownership of a patent family for methods of identifying a sub-population of cancer patients amenable for a combination therapy with a CD40 agonist and one or more chemotherapy drugs and subsequently treating the sub-population of cancer patients with said combination therapy, that includes recently filed pending patent applications in Canada, China, Europe, Japan, and the United States. The 20-year term of the patents in this family runs through 2042, absent any available patent term adjustments or extension.

PYX-107F Biomarkers for CD40 Agonist Therapy. Through our acquisition of Apexigen we have acquired sole ownership of a patent family for biomarkers and other characteristics for predicting tumor responsiveness to CD40 agonist therapy in melanomas, and related kits, compositions, and methods of treating said melanomas, including PD-1 refractory melanomas, that includes a PCT application with a national phase entry deadline in the first half of 2024.

PYX-002 Site Specific Ligand-Payload Conjugates. We have sole ownership of a patent family for ligand-payload conjugates, and compositions and use thereof for treating diseases, disorders, or conditions, such as cancers, autoimmune diseases, or infectious diseases, that includes a PCT application with a national phase entry deadline in the second half of 2024.

ADC Patent Rights

Spliceostatin analogs. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture useful in antibody-drug conjugates generally, directed toward novel cytotoxic spliceostatin analogs and derivatives, that includes granted patents in Australia, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Great Britain, Hong Kong, India, Ireland, Italy, Japan, Mexico, Netherlands, Russia, South Korea, Spain, Sweden, Turkey, and the United States, and no pending applications. The 20-year term of the patents in this family runs through 2033, absent any available patent term adjustments or extensions.

Tubulysin analogs and methods for their preparation. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture useful in antibody-drug conjugates generally, directed toward cytotoxic tubulysin analogs and derivatives, that includes a granted patent in the United States, and no pending applications. The 20-year term of the patent in this family runs through 2037, absent any available patent term adjustments or extensions.

Heteroaryl Sulfone-based Conjugation Handles, Methods for Their Preparation, and Their Use in Synthesizing Antibody-Drug Conjugates. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture useful in antibody-drug conjugates generally, directed toward heteroaryl sulfone-based conjugation handles for use in synthesizing antibody-drug conjugates, that includes a granted patents in Canada and the United States, and pending applications in Europe and Japan. The 20-year term of the patents in this family runs through 2037, absent any available patent term adjustments or extensions.

Purification of Antibody-Drug Conjugates Using a Sodium Phosphate Gradient. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture useful in antibody-drug conjugates generally, directed toward methods of removing high molecular weight species, in particular aggregates, from antibody-drug conjugate preparations, by contacting preparations of the antibody-drug conjugate reaction mixture with a hydroxyapatite resin and selectively eluting the ADC from the resin using a gradient comprising sodium phosphate, that includes granted patents in France, Germany, Great Britain, Ireland, Italy, Spain, and the United States, and a pending application in the United States. The 20-year term of the patents in this family runs through 2036, absent any available patent term adjustments or extensions.

Bifunctional Cytotoxic Agents Containing the CTI Pharmacophore. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture useful in antibody-drug conjugates generally, directed toward bifunctional CTI-CTI and CBI-CTI dimers that can function as stand-alone drugs, payloads in ADCs, and linker-payload compounds useful in connection with the production or administration of such ADCs, that includes granted patents in Australia, Belgium, Canada, China, Denmark, Finland, France, Germany, Great Britian, Hong Kong, India, Ireland, Israel, Italy, Japan, Mexico, Netherlands, Norway, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Taiwan, Turkey, and the United States, and a pending application in Brazil. The 20-year term of the patents in this family runs through 2036, absent any available patent term adjustments or extensions.

Calicheamicin Derivatives and Antibody-Drug Conjugates Thereof. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture useful in antibody-drug conjugates generally, directed toward calicheamicin derivatives useful as payloads in antibody drug-conjugates, that includes granted patents in Canada and Japan, and pending applications in the United States and Europe. The 20-year term of the patents in this family runs through 2038, absent any available patent term adjustments or extensions.

Cysteine Engineered Antibody-Drug Conjugate. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture useful in antibody-drug conjugates generally, directed toward anti-CD33 antibody-drug conjugates with an engineered cysteine residue, that includes a granted patent in the United States, and no pending applications. The 20-year term of the patent in this family runs through 2038, absent any available patent term adjustments or extensions.

Platform Patent Rights (Pyxis Oncology Managed)

Antibodies Specific for Trop-2 and Their Uses. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture related to Pfizer’s FACT Platform, directed toward antibodies and antibodies conjugates specific for Trop-2 in treating cancer, that includes a granted patent in the United States, and no pending applications. The 20-year term of the patents in this family runs through 2032, absent any available patent term adjustments or extensions.

Engineered Polypeptide Conjugates Using Transglutaminase. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture related to Pfizer’s FACT Platform, directed toward engineered polypeptide conjugates comprising specific acyl donor glutamine-containing tags and amine donor agents, that includes granted patents in Canada, France, Germany, Great Britain, Ireland, Italy, Japan, Spain, and the United States, and a pending application in the United States. The 20-year term of the patents in this family runs through 2034, absent any available patent term adjustments or extensions.

Stability-Modulating Linkers For Use With Antibody-Drug Conjugates. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture related to Pfizer’s FACT Platform, directed toward stability-modulating linker components used to make these stability-modulated antibody-drug conjugates, that includes granted patents in Australia, Austria, Belgium, Brazil, Canada, China, Denmark, France, Germany, Great Britain, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Mexico, Netherlands, Poland, Russia, South Korea, Spain, Sweden, Switzerland, Turkey, and the United States, and pending applications in Mexico and the United States. The 20-year term of the patents in this family runs through 2035, absent any available patent term adjustments or extensions.

Synergistic Auristatin Combinations. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture related to Pfizer’s FACT Platform, directed toward combinations of an auristatin or an auristatin-based ADC with second active agents including PI3K/mTOR inhibitors, MEK inhibitors, taxanes, or other anti-cancer agents, that includes granted patents in the United States and Japan, and pending applications in Canada and Europe. The 20-year term of the patents in this family runs through 2035, absent any available patent term adjustments or extensions.

Capped and Uncapped Antibody Cysteines, and Their Use in Antibody-Drug Conjugation. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture related to Pfizer’s FACT Platform, directed toward antibody production process in which engineered unpaired cysteine residues are post-translationally modified and capped with particular chemical entities, which capped antibodies are well suited to further site-specific conjugation steps to form antibody-drug conjugates, that includes granted patents in Australia, Austria, Belgium, China, Denmark, France, Germany, Great Britain, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Mexico, Netherlands, Poland, Russia, South Korea, Spain, Sweden, Switzerland, Turkey, and the United States, and pending applications in Brazil, Canada, Europe, Russia, and the United States. The 20-year term of the patents in this family runs through 2036, absent any available patent term adjustments or extensions.

Large Scale Production Process for Capped and Un-capped Antibody Cysteines and Their Use in Therapeutic Protein Conjugation. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture related to Pfizer’s FACT Platform, directed toward optimizing production of selectively capped, and uncapped, cysteines on antibodies by manipulation of cell growth conditions, that includes granted patents in Canada, Japan, Russia, and South Korea, and pending applications in Australia, Brazil, Europe, Hong Kong, and the United States. The 20-year term of the patents in this family runs through 2038, absent any available patent term adjustments or extensions.

Platform Patent Rights (Pfizer Managed)

Cytotoxic Peptides and Antibody-Drug Conjugates Thereof. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family currently managed by Pfizer for compositions, methods of use, and/or methods of manufacture related to Pfizer’s FACT Platform, directed toward cytotoxic pentapeptides, to antibody-drug conjugates thereof, that includes granted patents in Argentina, Australia, Austria, Belgium, Bulgaria, Canada, China, Colombia, Czech Republic, Denmark, Finland, France, Germany, Great Britain, Greece, Hong Kong, Hungary, Iceland, Indonesia, Ireland, Israel, Italy, Japan, Luxembourg, Malaysia, Mexico, Netherlands, New Zealand, Norway, Peru, Philippines, Poland, Portugal, Romania, Russia, Saudi Arabia, Singapore, Slovak Republic, Slovenia, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Turkey, and the United States, and pending applications in Brazil, India, Peru, and Venezuela. The 20-year term of the patents in this family runs through 2032, absent any available patent term adjustments or extensions.

Bifunctional Cytotoxic Agents. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family currently managed by Pfizer for compositions, methods of use, and/or methods of manufacture related to Pfizer’s FACT Platform, directed toward cytotoxic dimers comprising CBI-based and/or CPI-based sub-units, antibody-drug conjugates comprising such dimers, that includes granted patents in Australia, Austria, Belgium, Brazil, Bulgaria, Canada, China, Colombia, Czech Republic, Denmark, Finland, France, Germany, Great Britain, Greece, Hong Kong, Hungary, Iceland, India, Indonesia, Ireland, Israel, Italy, Japan, Luxembourg, Malaysia, Mexico, Netherlands, New Zealand, Norway, Peru, Philippines, Poland, Portugal, Romania, Russia, Saudi Arabia, Singapore, Slovak Republic, Slovenia, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Turkey, and the United States, and pending applications in Argentina and Venezuela. The 20-year term of the patents in this family runs through 2035, absent any available patent term adjustments or extensions.

Antibodies and Antibody Fragments for Site-Specific Conjugation. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family currently managed by Pfizer for compositions, methods of use, and/or methods of manufacture related to Pfizer’s FACT Platform, directed toward polypeptides, antibodies, and antigen-binding fragments thereof, that comprise a substituted cysteine for site-specific conjugation, that includes granted patents in Australia, China, Colombia, Hong Kong, India, Japan, Malaysia, Russia, South Africa, South Korea, and Taiwan, and pending applications in Argentina, Brazil, Canada, Europe, Indonesia, Israel, Mexico, New Zealand, Peru, Philippines, Saudi Arabia, Singapore, the United States, and Venezuela. The 20-year term of the patents in this family runs through 2036, absent any available patent term adjustments or extensions.

Engineered Antibody Constant Regions for Site-Specific Conjugation and Methods and Uses Therefor. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family currently managed by Pfizer for compositions, methods of use, and/or methods of manufacture related to Pfizer’s FACT Platform, directed toward antibodies, and antigen-binding portions thereof, engineered to introduce amino acids for site-specific conjugation, that includes granted patents in Canada, France, Germany, Great Britain, Ireland, Italy, Japan, Spain, and the United States, and pending applications in Canada, Europe and Japan. The 20-year term of the patents in this family runs through 2032, absent any available patent term adjustments or extensions.

Engineered Polypeptide Conjugates and Methods for Making Thereof Using Transglutaminase. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family currently managed by Pfizer for compositions, methods of use, and/or methods of manufacture related to Pfizer’s FACT Platform, directed toward engineered polypeptide conjugates comprising acyl donor glutamine-containing tags and amine donor agents, that includes granted patents in Canada, Japan, and the United States, and a pending application in Europe. The 20-year term of the patents in this family runs through 2031, absent any available patent term adjustments or extensions.

Antibody-Drug Conjugates with High Drug Loading. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family currently managed by Pfizer for compositions, methods of use, and/or methods of manufacture related to Pfizer’s FACT Platform, directed toward transglutaminase-mediated antibody-drug conjugates with high anti-body-drug ratio, that includes granted patents in Australia, Austria, Belgium, Bulgaria, Canada, China, Czech Republic, Denmark, Finland, France, Germany, Great Britain, Greece, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Luxembourg, Mexico, Netherlands, Poland, Portugal, Romania, Russia, Slovak Republic, Slovenia, South Korea, Spain, Sweden, Switzerland, Turkey, and the United States, and pending applications in Brazil and South Korea. The 20-year term of the patents in this family runs through 2035, absent any available patent term adjustments or extensions.

Methods in Immuno-Oncology

Methods and Compositions Related to T-Cell Activity. We have exclusively licensed from the University of Chicago a patent family for methods for treating patients with immunotherapy based on the identification of the patient as having non-anergic T cells after measuring expression levels of various genes that includes granted patents in France, Germany, Great Britian, Italy, Spain, and the United States, and a pending application in the United States. The 20-year term for patents in this family runs through March 2034, absent any available patent term adjustments or extensions.

Beta-catenin Inhibitors in Cancer Immunotherapy. We have exclusively licensed from the University of Chicago a patent family for methods for treating solid tumor cancers that includes a granted patent and one pending application in the United States. The 20-year term for patents in this family runs through March 2036, absent any available patent term adjustments or extensions.

Dysfunctional Antigen-specific CD8+ T Cells in the Tumor Microenvironment. We have exclusively licensed from the University of Chicago a patent family for methods of treating cancer comprising administering an agent that specifically targets dysfunctional tumor antigen-specific CD8+T cells that includes pending applications in Canada, China, Europe, Japan, Hong Kong, and the United States. The 20-year term for patents in this family runs through January 2038, absent any available patent term adjustments or extensions.

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

Government Regulation

The research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, recordkeeping, serialization and tracking, promotion, advertising, distribution and marketing, post-approval or licensure monitoring and reporting, and export and import, among other things, of our product candidates are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates biological products under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations, and the Public Health Service Act, or the PHSA, and its implementing regulations. Failure to comply with the applicable U.S. requirements may subject us to administrative or judicial sanctions, such as the FDA’s refusal to approve a Biologics License Application, or BLA, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution.

Preclinical Studies

Before testing any biologic product candidate in humans, the product candidate undergoes preclinical testing. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of the product chemistry, pharmacology, toxicity and formulation, as well as animal studies to assess the pharmacokinetics, metabolism, bio-distribution, elimination and toxicity of the product candidate. The conduct of the pre-clinical tests and formulation of the compounds for testing must comply with federal regulations and requirements and certain preclinical trials must conform to the FDA’s Good Laboratory Practice requirements, or GLP.

The results of preclinical testing, manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, among other things, must be submitted to the FDA as part of an IND that must be reviewed and cleared by the FDA before clinical testing can begin. The IND will become effective 30 days after the FDA receives the application, unless the FDA raises concerns or questions related to the investigations in the application and places the trial on clinical hold. In this situation, the IND sponsor must resolve any outstanding FDA concerns before clinical trials can proceed. As a result, submission of an IND may or may not result in the FDA authorizing clinical trials to commence.

Clinical Trials

Clinical trials involve the administration of the biologic product candidate to healthy volunteers or patients under the supervision of qualified investigators in accordance with Good Clinical Practice, or GCP, requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing the objectives of the study, dosing procedures, inclusion and exclusion criteria, study procedures, parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.

Further, the study protocol and informed consent information for patients in clinical trials must also be submitted to an Institutional Review Board, or IRB, for approval covering each institution at which the clinical trial will be conducted. The IRB will consider, among other things, rationale for conducting the trial, clinical trial design, participant informed consent, ethical factors, the safety and rights of human subjects and the possible liability of the institution. The FDA can temporarily or permanently halt a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial subjects. The IRB may also require the clinical trial at a particular site be halted, either temporarily or permanently, for failure to comply with GCP or the IRB’s requirements, or may impose other conditions.

Clinical trials typically involve a three-phase process; however, the phases may overlap or be combined:

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

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials may be conducted to fulfill mandatory conditions of product approval or used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. The mandatory studies are used to confirm clinical benefit in the case of drugs approved under the accelerated approval regulations or to provide additional clinical safety or efficacy data for “full” approvals. Failure to promptly conduct and complete mandatory Phase 4 clinical trials could result in withdrawal of approval for products approved under accelerated approval regulations.

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

Additionally, a product may be eligible for accelerated approval if it is intended to treat a serious or life-threatening disease or condition and would provide meaningful therapeutic benefit over existing treatments. Accelerated approval may be granted on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality and is reasonably likely to predict an effect on irreversible morbidity, mortality, or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a biological product receiving accelerated approval diligently perform adequate and well-controlled clinical studies demonstrating clinical benefit, and may require that these studies be underway prior to approval under the Food and Drug Omnibus Reform Act of 2022, or FDORA. In addition, the FDA requires as a condition for accelerated approval the submission of promotional materials in advance, which could adversely impact the timing of the commercial launch of the product. Fast Track designation, Breakthrough Therapy designation, priority review and accelerated approval do not change the standards for licensure but may expedite the review process.

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

Additional controls for biologics

To help reduce the increased risk of the introduction of adventitious agents, the PHSA emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined. The PHSA also provides authority to the FDA to immediately suspend biologics licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases within the United States.

After a BLA is approved, the product may also be subject to official lot release as a condition of approval. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the lot manufacturing history and the results of all of the manufacturer’s tests performed on the lot.

The FDA may also perform certain confirmatory tests on lots of some products, such as viral vaccines, before allowing the manufacturer to release the lots for distribution. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products. As with drugs, after approval of a BLA, biologics manufacturers must address any safety issues that arise, are subject to recalls or a halt in manufacturing, and are subject to periodic inspection after approval.

FDA Review of BLAs

After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA approval of the BLA is required before marketing of the product may begin in the United States. The BLA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting a BLA is substantial. The submission of most BLAs is additionally subject to a substantial application user fee, currently $4,048,695 for BLAs requiring clinical data for fiscal year 2024, and the manufacturer and sponsor under an approved BLA are also subject to annual program fees, currently $416,734 for each prescription product. These fees are typically increased annually. Sponsors of applications for drugs granted Orphan Drug Designation are exempt from these user fees.

The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the Agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept a BLA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. If the application is accepted for review, the FDA reviews the application to determine, among other things, whether a product is safe and effective for its intended use and whether the manufacturing controls are adequate to assure and preserve the product's identity, strength, quality, and purity.

The FDA has agreed to certain performance goals in the review of BLAs to encourage timeliness. Applications for standard review biological products are meant to be reviewed within ten months; applications for priority review drugs are meant to be reviewed in six months. Priority review can be applied to biological products that the FDA determines offer major advances in treatment or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by the FDA for three additional months (“major amendment”) to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

If the FDA approves a product, it may limit the approved indications for use for the product; require that contraindications, warnings or precautions be included in the product labeling; require that post-marketing studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after licensure; require testing and surveillance programs to monitor the product after commercialization; or impose other conditions, including distribution restrictions or other risk management mechanisms, which can materially affect the potential market and profitability of the product. As a condition of BLA licensure, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the biological product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product licensure may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product licenses may be withdrawn if compliance with regulatory standards is not maintained, or problems are identified following initial marketing.

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

Pediatric exclusivity is a type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another marketing application.

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

The FDA closely regulates marketing, labeling, advertising and promotion of products that are placed on the market. Biological products may be promoted only for the licensed indications and in accordance with the provisions of the approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

In addition, the distribution of prescription drug products, including most biological products that require a prescription, are subject to the Prescription Drug Marketing Act, or the PDMA, which regulates the distribution of drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription drug product samples and impose requirements to ensure accountability in distribution

Biosimilars and Reference Product Exclusivity

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

Other Federal and State Regulatory Requirements

Various federal, state and local laws, regulations, and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, the environment and the purchase, storage, movement, import, export, use, and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research are applicable to our activities. They include, among others, the U.S. Atomic Energy Act, the Clean Air Act, the Clean Water Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, and Resources Conservation and Recovery Act, national restrictions on technology transfer, import, export, and customs regulations, and other present and possible future local, state, or federal regulation.

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

•
The federal Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, which requires certain manufacturers of drugs, devices, biological products, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, among others, to track and report annually to CMS certain payments and other “transfers of value” provided to “covered recipients,” which include U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and licensed chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, certified nurse midwives, and U.S. teaching hospitals, as well as tracking and reporting of certain ownership and investment interests held by U.S.-licensed physicians and their immediate family members.
•
The FDCA and PHSA, which regulate licensure of biological products and prohibit the misbranding and adulteration of biological products.
•
Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply with respect to healthcare items or services reimbursed by non-governmental third-party payors and may be broader than their federal equivalents; state and foreign laws requiring pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and/or the relevant compliance guidance promulgated by the federal government or otherwise restricting payments that may be made to healthcare providers; state laws and regulations requiring drug manufacturer disclosures to state agencies and/or commercial purchasers with respect to certain price increases or imposing payment caps on certain pharmaceutical products deemed by the state to be “high cost”; state and foreign laws requiring drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers and restricting marketing practices or requiring disclosure of marketing expenditures and pricing information; and state and local laws that requiring registration of pharmaceutical sales representatives.

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

Moreover, as a condition of participating in, and having products covered under, certain federal healthcare programs, such as Medicare and Medicaid, we may become subject to federal laws and regulations that require pharmaceutical manufacturers to calculate and report certain pricing metrics to the government, including the Average Manufacturer Price, or AMP, and Best Price under the Medicaid Drug Rebate Program, the Medicare Average Sales Price, the 340B Ceiling Price, and Non-Federal AMP reported to the Department of Veteran Affairs, with respect to Medicaid, pay statutory rebates on utilization of manufacturers’ products by Medicaid beneficiaries, and with respect to Medicare, to pay rebates based on price increases greater than the rate of inflation. Judicial decisions may also affect the implementation of these programs. Compliance with these laws and regulations will require significant resources and may have a material adverse effect on our revenues.

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

Since its enactment, there have been executive, judicial and legislative branch challenges to certain aspects of the ACA. For example, while Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law, including the repeal, effective January 1, 2019, of the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden had issued an executive order that instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, policies that create barriers to obtaining access to health insurance coverage through the ACA marketplaces. It is unclear how healthcare reform measures enacted by Congress or implemented by the Biden or a future administration or other efforts to challenge, repeal or replace the ACA, if any, will impact the ACA.

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other changes, led to aggregate reductions in Medicare payments to providers of up to 2% per fiscal year that started in April 2013 and, due to subsequent legislation, will continue into through the first seven months of federal fiscal year 2032 (with the exception of a temporary suspension instituted during the COVID-19 pandemic that halted the sequestration from May 1, 2020 to March 31, 2022, and later reduced the reductions to 1% from April 1, 2022 until July 1, 2022). In addition, effective January 1, 2024, manufacturers’ Medicaid Drug Rebate Program rebate liability is no longer capped, potentially resulting in a manufacturer paying more in Medicaid Drug Rebate Program rebates than it receives on the sale of certain covered outpatient drugs.

Moreover, in August 2022, President Biden signed into law the Inflation Reduction Act of 2022, or the IRA, which implements substantial changes to the Medicare program, including drug pricing reforms and the creation of new Medicare inflation rebates. Namely, the IRA (1) imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; (2) implements changes to the Medicare Part D benefit that, beginning in 2025, will cap beneficiary annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers; and, (3) beginning in 2026, establishes a “maximum fair price” for a fixed number of high expenditure pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with CMS. CMS has also taken steps to implement the IRA, including: on June 30, 2023, issuing guidance detailing the requirements and parameters of the first round of price negotiations, to take place during 2023 and 2024, for products subject to the “maximum fair price” provision that would become effective in 2026; on August 29, 2023, releasing the initial list of ten drugs subject to price negotiations; on November 17, 2023, releasing guidance outlining the methodology for identifying certain manufacturers eligible to participate in a phase-in period where discounts on applicable products will be lower than those required by the Medicare Part D Manufacturer Discount Program; and on December 14, 2023, releasing a list of 48 Medicare Part B products that had an adjusted coinsurance rate based on the inflationary rebate provisions of the IRA for the time period of January 1, 2024 to March 31, 2024. Judicial challenges to different portions of the IRA and its implementation continue. Although we cannot predict whether the IRA or any of its component parts will be overturned, repealed, replaced or amended, nor can we predict the likelihood, nature, or extent of other health reform initiatives that may arise from future legislation, administrative or other action, we expect these initiatives to increase pressure on drug pricing.

On February 2, 2022, the Biden Administration signaled its continued commitment to the Cancer Moonshot initiative, which was initially launched in 2016. In its announcement, the administration noted that its new goals under the initiative include addressing inequities in order to ensure broader access to cutting-edge cancer therapeutics and investing in a robust pipeline for new treatments. In alignment with President Biden’s Cancer Moonshot initiative, on June 27, 2023, the Center for Medical Innovation at CMS announced a new model, the Enhancing Oncology Model, that is designed to make higher-quality cancer care more affordable to both patients and Medicare. Additionally, on October 14, 2022, President Biden also issued an Executive Order on Lowering Prescription Drug Costs for Americans, which instructed the Secretary of the HHS to consider whether to select for testing by the CMS Innovation Center new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs. Most recently, on February 14, 2023, the HHS issued a report in response to the October 14, 2022 Executive Order, which, among other things, selects three potential drug affordability and accessibility models to be tested by the CMS Innovation Center. Specifically, the report addresses: (1) a model that would allow Part D Sponsors to establish a “high-value drug list” setting the maximum co-payment amount for certain common generic drugs at $2; (2) a Medicaid-focused model that would establish a partnership between CMS, manufacturers, and state Medicaid agencies that would result in multi-state outcomes-based agreements or certain cell and gene therapy drugs; and (3) a model that would adjust Medicare Part B payment amounts for Accelerated Approval Program drugs to advance the developments of novel treatments.

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

Data Privacy & Security

Numerous state, federal and foreign laws and regulations govern the collection, dissemination, use, access to, privacy and security of personal information (including health-related information). Such laws and regulations that could apply to our operations or the operations of our partners include health information privacy and security laws (e.g., HIPAA), federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), state privacy laws (e.g., the California Consumer Privacy Act, or CCPA, as modified by the California Consumer Privacy Rights Act, or CPRA; and other state comprehensive privacy laws), data breach notification laws, and the EU General Data Protection Regulation, or GDPR.

Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Employees and Human Capital Management

Our values of “Be Clever,” “Be of Service,” “Be Gutsy,” “Be Tenacious,” and “Be You,” are the foundation of our organization and drives our mission to improve the quality of life for patients and their families.

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

Employees

As of March 20, 2024, we had 50 full-time permanent employees. Of these employees, approximately 73% were engaged in research and development activities and 49% had advanced degrees including Ph.D., M.D., M.B.A., J.D. More than half of our workforce is comprised of women. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good. In November 2023, we undertook a corporate reorganization, which included a headcount reduction of approximately 40%, to refocus our efforts to our progressing clinical trials. The corporate reorganization was completed in the fourth quarter of 2023.

Culture and Employee Engagement

We place a high value on the diversity of our team, including gender, background and expertise, to foster our culture of innovation. Our employees are guided by our Code of Conduct, which sets basic requirements for business conduct and serves as a foundation for our policies, procedures and guidelines, all of which provide additional guidance on expected employee behaviors.

Compensation, Benefits and Ongoing Professional Development

Drug development is a complex endeavor which requires deep expertise and experience across a broad array of disciplines. Biotechnology and pharmaceutical companies both large and small compete for a limited number of qualified applicants to fill specialized positions. As part of our total rewards philosophy, we offer competitive compensation and benefits to attract and retain top talent.

We are committed to fair and equitable treatment in our compensation and benefits for employees at all levels. We provide our employees with compensation packages that include competitive base salaries, incentive bonuses, and new hire and long-term incentive equity awards. We believe that providing employees with the opportunity to earn ownership interest in the company encourages employees to act in our long-term best interests, aligns the interests of our stockholders with our employees, and further strengthens the level of employee engagement. Employees can also participate in our Employee Share Purchase Plan, or ESPP, which provides our employees with an opportunity to purchase shares of our common stock at a discount.

Our total rewards offerings also include an array of programs to support our employees' financial well-being, including retirement savings programs with matching contributions for eligible employees, health and welfare benefits, and paid time off. We have also created a flexible work policy to allow our employees to work remotely. For our facility-dependent employees, including those needed to maintain our research and development activities, we implemented comprehensive safety protocols designed to ensure a healthy environment.

We also provide reimbursement and time for employees to attend professional development courses ranging from technical training, competency-based workshops, and leadership development programs. Direct managers also take an active role in identifying individualized development plans to assist their employees in realizing their full potential and creating opportunities for promotions and added responsibilities that enhance the engagement and retention of our workforce. We are committed to maintaining and increasing our investment in our workforce as we grow, including improvements in the way we hire, develop, motivate and retain employees.

Board of Directors Oversight

Our Board of Directors, or the Board, recognizes the critical importance of our team and the necessity to ensure a diverse, inclusive, and innovative work environment that is centered around a values-based culture. Our Board meets regularly with management to discuss issues impacting our employees, and to focus on ways to support our workforce. Our focus on culture comes from our Board and flows throughout our company. In evaluating our Chief Executive Officer and management team, significant emphasis is placed on their contributions to our overall culture.

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

Corporate Information

We were incorporated in the state of Delaware on June 11, 2018 and launched with our first employee and Series A funding in July 2019. Our principal executive offices are located at 321 Harrison Avenue, Boston, MA 02118, and our telephone number is (617) 221-9059. Our website address is www.pyxisoncology.com.

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

We are a clinical stage biopharmaceutical company with a limited operating history. Since our inception, we have incurred significant operating losses. We reported net losses of $73.8 million and $120.7 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 we had an accumulated deficit of $286.2 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests. As such, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory licensure and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing licensure for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, procuring clinical- and commercial-scale manufacturing, successfully completing preclinical studies and clinical trials of our product candidates, establishing arrangements with third parties for the conduct of our clinical trials, obtaining marketing licensure for our product candidates, manufacturing, marketing and selling any products for which we may obtain marketing licensure, discovering or obtaining rights to additional product candidates, identifying collaborators to develop product candidates we identify or additional uses of existing product candidates and successfully completing development of product candidates for our collaboration partners. In addition, for certain of our licensees from whom we are entitled to receive royalty payments if they successfully develop and commercialize any products covered by the licenses we acquired in the Merger, there is no guarantee that their product development and commercialization will lead to any such payments even if any such product candidates receive regulatory approval for commercial sale. For Beovu (brolucizumab-dbll), which is currently commercialized by Novartis, and we are now receiving, sales-based royalties that are currently fully constrained and recorded as deferred revenue on our consolidated balance sheet, as discussed below, there is still no guarantee of ongoing payment of royalties, as Novartis has disputed its obligation to pay royalties to Apexigen under the ESBATech Agreement and continues to pay such royalties under protest.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•
manufacture product candidates and continue to develop and conduct clinical trials for our ADC product candidate, PYX-201, and our IO product candidates, PYX-106 and PYX-107;
•
select antibody programs to take into development, manufacture product candidates, conduct IND enabling studies and submit INDs and initiate, conduct and successfully complete clinical trials;
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

As of December 31, 2023, we had approximately $119.3 million in cash, cash equivalents, and short-term investments. Following the end of fiscal year 2023, on January 30, 2024, we issued additional shares under our ATM offering program that resulted in net proceeds of $10.6 million, after deducting placement agent commissions. Additionally, on February 29, 2024, we completed the Private Placement, as described below, which resulted in gross proceeds of $50 million, before deducting placement agent commissions and other offering expenses. We believe that our cash, cash equivalents and short-term investments as of December 31, 2023, along with proceeds from the ATM and the proceeds from the Private Placement will be sufficient to fund our operations into the second half of 2026.

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

Our inability to complete any future strategic acquisitions or to successfully integrate any new or previous strategic acquisitions could have a material adverse effect on our business. We may continue to seek attractive opportunities to acquire businesses, enter into joint ventures and make other investments that are complementary to our existing strengths. There are no assurances, however, that any strategic acquisition opportunities will arise or, if they do, that they will be consummated. Certain acquisitions may be difficult to complete for a number of reasons, including the need to satisfy customary closing conditions, the need for antitrust and/or other regulatory approvals, as well as disputes or litigation. Any strategic acquisition we may complete may be made at a substantial premium over the fair value of the net identifiable assets of the acquired company and thus our realization of this value relies on successful integration and continued operations. We may not be able to integrate acquired businesses successfully into our existing businesses, make such businesses profitable, retain key employees or realize anticipated cost savings or synergies, if any, from these acquisitions, which could adversely affect our business and financial condition. Further, our ongoing business may be disrupted, and our management’s attention may be diverted by acquisitions, investments, transition and/or integration activities.

Risks Related to the Merger

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

We cannot predict with certainty if or when any benefits and synergies from the Merger will be realized, or the extent to which they will actually be achieved. Whether we realize any benefits or synergies could be affected by the factors described in other risk factors contained in this report and a number of factors beyond our control, including, without limitation, general economic conditions, increased operating costs and regulatory developments.

We may be unable to appropriately integrate the business, operations and assets of Apexigen into our existing business.

Achieving the benefits of the Merger will depend, in part, on our ability to integrate the business, operations and assets of Apexigen successfully and efficiently with our business. The challenges involved in this integration, which will be complex and time-consuming, include, without limitation, the following:

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

If we do not successfully manage these and other challenges inherent in integrating an acquired business of the size and complexity of Apexigen into our business, then we may not achieve the anticipated benefits of the Merger and our expenses, operating results and financial condition could be materially and adversely affected.

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

To date, we have invested a significant portion of our efforts and financial resources in the development of PYX-201 and PYX-106, and Apexigen had invested a significant portion of its efforts and financial resources in the development of PYX-107. Our future success is substantially dependent on our ability to successfully initiate and complete clinical development for, obtain regulatory licensure for, and successfully commercialize PYX-201, PYX-106 and PYX-107, which may never occur. We currently have no products that are approved or licensed for commercial sale and may never be able to develop a marketable product. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to the development of, and related clinical and other activities associated with, advancing PYX-201, PYX-106 and PYX-107, which will require clinical development, management of clinical and manufacturing activities, regulatory licensure, establishing commercial scale manufacturing, and significant sales, marketing, and distribution efforts before we can generate any revenues from any commercial sales. We cannot be certain that we will be able to successfully complete any of these activities or that, even if PYX-201, PYX-106 and PYX-107, receive regulatory licensure, such products will be able to successfully compete against therapies and technologies offered by other companies.

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

The outcome of preclinical testing for PYX-201 and PYX-106 and early clinical trials for PYX-107 may not predict the success of later clinical trials, and the results of clinical trials for PYX-107 may not satisfy the requirements of the FDA, EMA, or comparable foreign regulatory authorities.

PYX-201, PYX-106 and PYX-107 is in the early stages of development and is not currently approved for sale and there is no guarantee that it will ever be marketable. Clinical failure can occur at any stage of clinical development. We are required to demonstrate with substantial evidence through well-controlled clinical trials the safety and efficacy of PYX-201, PYX-106 andPYX-107 in a diverse population before we can seek marketing approvals for its commercial sale. Success in preclinical studies for PYX-201, PYX-106 and early-stage clinical trials for PYX-107 does not mean that future larger registration clinical trials will be successful. This is because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA, and other regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. We do not know whether any clinical trials we may conduct for PYX-201,PYX-106 and PYX-107 will demonstrate consistent or adequate efficacy and safety results sufficient to obtain marketing approval. For example, clinical trial subjects treated with PYX-107 have experienced adverse events that have been considered treatment-related. The majority of these events were mild/moderate in severity, responded to symptomatic treatment and/or were transient and resolved with time. Serious, including sometimes fatal, adverse events, or SAEs, have been reported in clinical studies with PYX-107. The majority of these SAEs were considered unrelated to PYX-107 by the investigators. Some SAEs were considered at least possibly related to PYX-107 as well as possibly to other therapies it was combined with. These possibly related events have included infusion-related reactions, cytokine release syndrome, elevated liver enzymes, bilirubin, fever, and colitis. Less frequent related SAEs reported in one patient each have included kidney injury, hepatic failure, bleeding, immune-mediated encephalitis, myositis, and optic neuritis. Many of these SAEs were also considered possibly related to the chemotherapy, radiation or anti-PD(L)1 agent that were used in combination or were assessed as not related to PYX-107 after a safety review by the trial sponsor.

In addition, even if PYX-107 is approved for commercial sale, the success of PYX-107 would depend on a number of factors beyond our control, including emerging and competing therapies and the market acceptance and adoption of PYX-107 versus actual or perceived competing therapies.

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

We have no products on the market and only three of our product candidates are currently in clinical development. As a result, the risk of failure for such products is high. Our ability to achieve and sustain profitability depends on obtaining regulatory licensure for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory licensure for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical studies and clinical trials to demonstrate the safety, purity and potency in humans of our product candidates. In addition, the development of novel antibodies is complex and difficult. Although our discovery and preclinical programs may initially show promise in identifying potential product candidates, they may not translate into product candidates for clinical development for a number of reasons, including that the target selection methodology we use may not be successful due to our inability to generate an applicable antibody candidate. In addition, several of our product candidates are in-licensed or acquired and we continue to look for additional product candidates to in-license or acquire. Our preclinical studies or clinical trials may not replicate or advance the results of the research programs and pre-clinical studies that were completed prior to our in-licensing or acquisition of product candidates.

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

The conduct of a clinical trial is a long, expensive, complicated and highly regulated process. Although certain of our employees have conducted successful clinical trials and made regulatory submissions in the past across many therapeutic areas while employed at other companies, we, as a company, have not completed any clinical trials, or submitted a BLA or NDA, and as a result may require more time and incur greater costs than we anticipate. Failure to commence or complete, or delays in, our clinical trials or planned regulatory submissions would prevent us from, or delay us in, obtaining regulatory approval of and commercializing PYX-201, PYX-106 and PYX-107, which would adversely impact our financial performance. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators and consultants. Relying on third-party clinical investigators, CROs, and consultants may cause us to encounter delays that are outside of our control. In addition, relying on third parties in the conduct of our preclinical studies or clinical trials exposes us to a risk that they may not adequately comply with good laboratory practice, or GLP, or good clinical practice, or GCP, as required for any studies or trials we plan to submit to a regulatory authority. We may be unable to identify and contract with sufficient investigators, CROs and consultants on terms that are acceptable to us on a timely basis or at all.

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

Any preclinical studies or clinical trials that we may conduct may not demonstrate the safety, purity, and potency necessary to obtain regulatory licensure to market our product candidates. If the results of our ongoing or future preclinical studies and clinical trials are inconclusive with respect to the safety, purity, and potency of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing licensure for those product candidates. In some instances, there can be significant variability in safety, purity, and potency results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. If that were to occur, or if other developers of similar products were to find an unacceptable severity or prevalence of side effects with their candidates, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny licensure of our product candidates for any or all targeted indications. Product-related side effects could also affect patient recruitment or the ability of enrolled patients to complete an ongoing trial or result in potential product liability claims. See also “The outcome of preclinical testing for PYX-201 and PYX-106 and early clinical trials for PYX-107 may not predict the success of later clinical trials, and the results of clinical trials for PYX-107 may not satisfy the requirements of the FDA, EMA, or comparable foreign regulatory authorities.” Any of these occurrences may significantly harm our business, financial condition and prospects.

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

In order to obtain FDA, European Commission (based on the opinion of the EMA’s Committee for Human Medicinal Products, or CHMP) or other comparable licensure to market a new biological product, we must demonstrate proof of safety, purity and potency or efficacy in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned INDs or similar clinical trial applications, or CTAs, in foreign countries. We cannot be certain of the timely completion or outcome of our preclinical studies and cannot predict if the FDA or other comparable foreign authorities and independent ethics committees will accept our proposed clinical programs or if the outcome of our preclinical studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities or independent ethics committees allowing clinical trials to begin.

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

Moreover, because standards for preclinical assessment are evolving and may change rapidly, even if we reach an agreement with the FDA on a proposal at the pre-IND meeting, the FDA may not accept the IND submission as presented. Even if clinical trials do begin for our preclinical programs, our clinical trials or development efforts may not be successful.

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

FDA may modify or enhance clinical trial requirements which may affect enrollment and retention of patients. In August 2023, FDA published a guidance document, Informed Consent, Guidance for IRBs, Clinical Investigators, and Sponsors, which supersedes past guidance and finalizes draft guidance on informed consent. FDA’s new guidance presents evolving requirements for informed consent which may affect recruitment and retention of patients in clinical trials. Effects on recruitment and retention of patients may hinder or delay a clinical trial, which may increase costs and delay clinical programs. Further, in December 2023, FDA published a final rule, Institutional Review Board Waiver or Alteration of Consent for Minimal Risk Clinical Investigations, which allows exceptions from informed consent requirements when a clinical investigation poses no more than minimal risk to the human subject and includes appropriate safeguards to protect the rights, safety, and welfare of human subjects.

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

•
have regulatory authorities withdraw or suspend their license, or impose restrictions on distribution of a product candidate in the form of a modified REMS;
•
be subject to additional post-marketing testing requirements or changes in the way the product is administered;
•
fail to receive approval of any companion diagnostics that may be required by the FDA or comparable foreign regulatory authorities in connection with approval of our therapeutic product candidates; or
•
have our product removed from the market after obtaining marketing licensure.

For example, the FDA launched Project Optimus in 2021 as an initiative to reform the dose optimization and dose selection paradigm in oncology drug development, which was driven by the FDA’s concerns that the current paradigm for dose selection may result in doses and schedules of molecularly targeted therapies that are inadequately characterized before initiating pivotal trials. Through collaboration with the biopharmaceutical industry, academia and other stakeholders, the FDA’s goal for this initiative is to advance an oncology dose-finding and dose optimization paradigm that emphasizes dose selections that maximize efficacy as well as safety and tolerability. In support of this initiative and as described in a 2023 draft guidance “Optimizing the Dosage of Human Prescription Drugs and Biological Products for the Treatment of Oncologic Diseases” the FDA will likely request sponsors of oncology product candidates to conduct dose optimization studies pre-approval. The FDA also continues to develop and finalize guidance documents and implement initiatives regarding the development and clinical research of oncology product candidates.

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

Beovu® is a drug product developed by Novartis covered under the ESBATech Agreement. Novartis obtained approval for Beovu for use in neovascular (wet) age-related macular degeneration and as a treatment of visual impairment due to diabetic macular edema, Novartis continues to develop Beovu for other indications. Under the terms of the ESBATech agreement, Novartis is obligated to pay us a very low single-digit royalty on worldwide net sales of Beovu. However, Novartis has disputed its obligation to pay royalties to us under the agreement and continues to pay such royalties under protest. As a result, we have determined that any sales-based royalties received from Novartis for Beovu are currently fully constrained, and we have recorded the royalty proceeds as deferred revenue on our consolidated balance sheet, with the amounts totaling $7.7 million as of December 31, 2023. If the dispute with Novartis regarding their royalty obligations is not settled favorably through negotiation or if the parties escalate the dispute through arbitration or litigation, there is no guarantee that we will recognize such historic and future royalty revenue in part or at all, we may be required to return the cash received to date for the constrained royalty payments, we may not receive future payments, and we may incur substantial costs and distraction of management related to such dispute. While this dispute continues, the Beovu royalty rights will be impaired which will limit our ability to exercise ownership over or monetize this royalty stream, all of which could have an adverse effect on our business, financial condition, and results of operations.

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

If we reach commercialization for any of our product candidates and the market opportunities for any product candidate that we develop are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.

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

The market may not be receptive to some or any of our product candidates because they are based on our novel therapeutic modality, and we may not generate any future revenue from the sale or licensing of product candidates.

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
•
our reputation may suffer.

See also “The outcome of preclinical testing for PYX-201 and PYX-106 and early clinical trials for PYX-107 may not predict the success of later clinical trials, and the results of clinical trials for PYX-107 may not satisfy the requirements of the FDA, EMA, or comparable foreign regulatory authorities.”

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

If our product candidates are licensed, they will compete with a range of therapeutic treatments that are either in development or currently marketed. Many companies are active across various stages of development in the oncology subsector and are marketing and developing products that employ similar ADC and immunotherapy approaches. As of October 2023, there were approximately 304 ADCs in clinical or preclinical development worldwide, of which the vast majority are being developed for the treatment of various cancer indications. Additionally, there are several large and small companies working on various immunotherapy approaches for treatment of cancer. Multiple companies are also involved in the development of ADC therapeutics and immunotherapies, including, but not limited to, AbbVie Inc., Abcure, Inc., ADC Therapeutics SA, Alligator Bioscience AB, Astellas Pharma, Inc., AstraZeneca plc, Celldex Therapeutics, Inc., Daiichi Sankyo Company, Ltd., Eucure Biopharma, a subsidiary of Biocytogen, Hoffmann-La Roche AG, Genentech, Inc., Gilead Sciences, Inc, GlaxoSmithKline, plc, Lyvgen Biopharma, Nextcure, Inc., Pfizer, Philogen S.p.A., and Rakuten Medical, Inc.

Our preclinical ADC and immunotherapy candidates may face substantial competition from alternative therapeutic modalities, such as CAR-T therapies, bispecific antibodies, and small molecules that are being developed for the same cancer types that we are targeting with our pipeline candidates. These approaches could prove to be more effective, safer, or convey other advantages over any products resulting from our technology. In addition, we also face competition on specific targets, including the target of our PYX-201 candidate, EDB, from Philogen S.p.A., and the target of our PYX-106 product candidate, BSI-060T, from Nextcure, Inc. In addition, each of Alligator Bioscience AB, Celldex Therapeutics, Inc., Lyvgen Biopharma, Eucure Biopharma, a subsidiary of Biocytogen, Hoffmann-La Roche AG, and AbbVie Inc. are developing CD40-based antibody product candidates for solid tumor oncology indications that are in clinical trials, typically in combination therapies. Other companies and institutions also have CD40-based product candidates in development. Additionally, there is a wide array of activity in the development of immunotherapies for oncology which may be competitive with our preclinical discovery programs. Furthermore, if any of our product candidates are approved in oncology indications such as lung, hematological and other cancers, they may compete with existing approaches to treating cancer including surgery, radiation, and drug therapy, including conventional chemotherapy, biological products, and targeted drug small molecule therapies.

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

We may seek Orphan Drug Designation for one or more of our current or future product candidates. For example, in May 2023, the FDA granted Orphan Drug Designation, or ODD, for PYX-201 in pancreatic cancer. Also, the FDA granted ODD for PYX-107 in the treatment of soft tissue carcinoma, esophageal and GEJ cancers. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs or biological products for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug or biological product. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants Orphan Drug Designation, the identity of the drug or biological product and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and licensure process.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing licensure. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers, drug wholesalers/distributors, pharmacy benefit managers, and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws that may constrain the business or financial arrangements and relationships through which we research, develop, sell, market and distribute our product candidates, if we obtain marketing licensure. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business or financial arrangements.

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

Lastly, in some foreign countries, the proposed pricing for a drug must be approved before the drug may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, EU Member States can restrict the range of medicinal products for which their national health insurance systems provide reimbursement and they can control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these Member States may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. An EU Member State may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Approaches between EU Member States are diverging. For example, in France, effective market access will be supported by agreements with hospitals and products may be reimbursed by the Social Security Fund. The price of medicines is negotiated with the Economic Committee for Health Products. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the EU do not follow price structures of the United States and generally prices in the EU tend to be significantly lower than prices in the United States.

Enacted and future healthcare legislation may increase the difficulty and cost for us to progress our clinical programs and obtain marketing licensure or approval of and commercialize our product candidates and may affect the prices we may set.

In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect results of our future operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, the Inflation Reduction Act (IRA), which was signed into law on August 16, 2022, allows Medicare to: beginning in 2026, establish a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services (CMS); and, beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation, among other reforms. CMS has recently taken steps to implement the IRA, including:

•
On June 30, 2023, issuing guidance detailing the requirements and parameters of the first round of price negotiations, to take place during 2023 and 2024, for products subject to the “maximum fair price” provision that would become effective in 2026;
•
On August 29, 2023, announcing the initial list of 10 drugs subject to price negotiations (including one product for oncologic indications);
•
On November 17, 2023, releasing guidance outlining further details in implementing the Medicare Part D Discount Program; and
•
On December 14, 2023, updating a list of 48 Medicare Part B products that had adjusted coinsurance rates based on the inflationary rebate provisions of the IRA for the time period of January 1, 2024 to March 31, 2024.

It is unclear how future regulatory actions to implement the IRA, as well as the outcome of pending litigation against the IRA, may affect our products and future profitability. See Part I, Item 1, Government Regulation – Other Healthcare Laws - Healthcare Reform of this Annual Report on Form 10-K for additional detail on recent healthcare reform efforts that could affect our operations.

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

Other federal and state laws establish additional requirements for protecting the privacy and security of personal information, including health information. In addition, certain states have proposed or enacted legislation. For instance, Washington state recently passed the “My Health My Data” Act, which will regulate “consumer health data,” which is defined as “personal information that is linked or reasonably linked to a consumer and that identifies a consumer’s past, present, or future physical or mental health.” The “My Health My Data” Act provides exemptions for personal data used or shared in research, including data subject to 45 C.F.R. Parts 46, 50 and 56. Nevada also recently enacted a consumer health data privacy bill, and additional states may adopt health-specific privacy laws that could impact our business activities depending on how they are interpreted.

The Federal Trade Commission, or the FTC, and many state attorney generals are interpreting existing federal and state consumer protection laws to impose evolving standards for the collection, use, dissemination and security of health-related and other personal information. Privacy laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. Violating individuals’ privacy rights, publishing false or misleading information about security practices, or failing to take appropriate steps to keep individuals’ personal information secure may constitute unfair or deceptive acts or practices in violation of Section 5 of the FTC Act. Additionally, the FTC recently published an advance notice of proposed rule making on “commercial surveillance” and data security, and is seeking comment on whether it should implement new trade regulation rules or other regulatory alternatives concerning the ways in which companies (2) collect, aggregate, protect, use, analyze, and retain consumer data, as well as (2) transfer, share, sell, or otherwise monetize that data in ways that are unfair or deceptive. Federal regulators, state attorneys general and plaintiffs’ attorneys have been and will likely continue to be active in this space, and if we do not comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions. Further, the California Consumer Privacy Act of 2018, or the CCPA, went into effect in January 2020, which creates individual data privacy rights for consumers and operational requirements for companies, including placing increased privacy and security obligations on entities handling certain personal information of consumers or households. These requirements could increase our compliance costs and potential liability. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. While there is currently an exception for protected health information maintained by a business associate or covered entity as well as an exception for clinical trial data, as currently written, the CCPA may impact certain of our business activities. Further, the California Privacy Rights Act, or CPRA, was passed in California in 2020 and modifies the CCPA. The CCPA (as modified by the CPRA) imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have been adopted in other states or proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. While these new laws may include exemptions for health-related data such as clinical trial data, they add layers of complexity to compliance in the U.S. market, and could increase our compliance costs and adversely affect our business. In the event that we are subject to or affected by HIPAA, the CCPA (as modified by the CPRA), or other privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In addition, the European Union, or EU, General Data Protection Regulation, or EU GDPR, imposes strict requirements for the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable). The UK has implemented the EU GDPR into its national law by virtue of Section 3 of the European Union (Withdrawal) Act 2018 (known as the UK GDPR, and, together with the EU GDPR, the GDPR), which sits alongside the UK Data Protection Act 2018.

The GDPR imposes a number of compliance obligations on controllers including inter alia: (i) accountability and transparency requirements, which require controllers to demonstrate and record compliance with the GDPR and to provide more detailed information to data subjects regarding processing; (ii) requirements to process personal data lawfully, including specific requirements for obtaining valid consent where consent is the lawful basis for processing; (iii) obligations to consider data protection as any new products or services are developed and designed, including to limit the amount of personal data processed; (iv) obligations to implement appropriate technical and organizational security measures to safeguard personal data and to report certain personal data breaches to the relevant supervisory authority without undue delay (and, in any event, no later than 72 hours, where feasible) and affected individuals where the personal data breach is likely to result in a high risk to their rights and freedoms; (v) obligations to comply with data protection rights of data subjects, including a right of access to and rectification of personal data, a right to obtain restriction of processing or to withdraw consent to processing, or to object to processing of personal data and a right to ask for a copy of personal data to be provided to a third party in a useable format and a right to erasure of personal data in certain circumstances; and (vi) additional requirements around the processing of special categories of personal data (including health data and genetic data).

In addition, the EU GDPR also prohibits transfers of personal data subject to the EU GDPR to countries outside of the EEA, unless such transfers are made to a country deemed to have adequate data privacy laws by the European Commission or specific safeguards have been implemented in accordance with the EU GDPR or a derogation under the EU GDPR can be relied on. The Court of Justice of the European Union issued a decision in July 2020 invalidating the EU-U.S. Privacy Shield framework as a data transfer mechanism (Schrems II) and imposing further restrictions on the use of EU standard contractual clauses, or EU SCCs, including a requirement for companies to carry out a transfer impact assessment, or TIA. A TIA, among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under the EU SCCs will need to be implemented to ensure an “essentially equivalent” level of data protection to that afforded in the EU. The UK GDPR imposes similar restrictions on transfers of personal data from the UK to jurisdictions that the UK does not consider adequate. This may have implications for our cross-border data flows and may result in compliance costs.

Further, on October 7, 2022, the U.S. President introduced an Executive Order to facilitate a new Trans-Atlantic Data Privacy Framework, or DPF, which will act as a successor to the invalidated Privacy Shield. On July 10, 2023, the European Commission adopted its Final Implementing Decision granting the U.S. adequacy, or Adequacy Decision, for EU-US transfers of personal data for entities self-certified to the DPF. Entities relying on EU SCCs for transfers to the U.S. are also able to rely on the analysis in the Adequacy Decision as support for their TIA regarding the equivalence of U.S. national security safeguards and redress.

It should also be noted that the UK Government has published its own form of EU SCCs, known as the International Data Transfer Agreement and International Data Transfer Addendum to the new EU SCCs. The UK Information Commissioner’s Office has also published its own version of the TIA and revised guidance on international transfers, although entities may choose to adopt either the EU or UK style TIA. Further, on September 21, 2023, the UK Secretary of State for Science, Innovation and Technology established a UK-US data bridge (i.e., a UK equivalent of the Adequacy Decision) and adopted UK regulations to implement the UK-US data bridge, or UK Adequacy Regulations. Personal data may now be transferred from the UK under the UK-US data bridge through the UK extension to the DPF to organizations self-certified under the UK extensions to the DPF.

Companies subject to the EU GDPR may be subject to robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million (under the EU GDPR) or £17.5 million (under the UK GDPR) or 4% of the annual global turnover of the noncompliant company, whichever is greater. In addition, the EU GDPR confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR.

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

As of March 20, 2024, we had 50 full-time employees. As our development and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to integrate products and technology from the Merger and continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

We currently have no marketing, sales, or distribution infrastructure and we intend to either establish a sales and marketing infrastructure or outsource this function to a third party. Either of these commercialization strategies carries substantial risks to us.

We currently have no marketing, sales, and distribution capabilities because all our product candidates are still in preclinical or clinical development. If any of our product candidates complete clinical development and are approved, we intend to either establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates in a legally compliant manner, or to outsource this function to a third party. There are risks involved if we decide to establish our own sales and marketing capabilities or enter into arrangements with third parties to perform these services. To the extent that we enter into collaboration agreements with respect to marketing, sales or distribution, our product revenue may be lower than if we directly marketed or sold any approved products. Such collaborative arrangements with partners may place the commercialization of our products outside of our control and would make us subject to a number of risks, including that we may not be able to control the amount or timing of resources that our collaborative partner devotes to our products or our collaborator’s willingness or ability to complete its obligations, and our obligations under our arrangements may be adversely affected by business combinations or significant changes in our collaborators’ business strategy.

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

We are a party to license agreements with Pfizer, Biosion, and the University of Chicago, pursuant to which we in-license patents and technology for certain of our product candidates, pursuant to which we may license patents and technology for future product candidates. Our current license agreements and our collaboration agreement impose, and any future license agreements or collaboration agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement and/or other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, while we cannot currently determine the amount of the royalty obligations we would be required to pay on sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

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

We rely on third-party contract manufacturers to manufacture our preclinical trial product supplies and clinical product supplies, and if we receive authorization to market our product candidates, we will rely on such manufacturers for commercial supplies. We do not own or operate manufacturing facilities for producing such supplies. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices, whether as a result of inflationary pressures or otherwise. In particular, any replacement of any of our manufacturers could require significant effort and expense because there may be a limited number of qualified replacements and could take a significant amount of time to complete.

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

We currently contract manufacturing operations to third parties, and large quantities of our product candidates are manufactured by these third parties globally, including in China. Any disruption in production or inability of our manufacturers to produce adequate quantities to meet our needs could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. Furthermore, since certain of these manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions in China. For example, a trade dispute between the U.S. and China could lead to tariffs on the chemical intermediates we use that are manufactured in China. Any of these matters could materially and adversely affect our business and results of operations. Any recall of the manufacturing lots or similar action regarding our product candidates used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings.

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

We will rely on third-party CROs to conduct clinical trials for our biological product candidates. We currently do not plan to conduct any clinical trials independently. Agreements with these CROs might terminate for a variety of reasons, including for their failure to perform. Entry into alternative arrangements, if necessary, could significantly delay our product development activities.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or patent applications will have to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned and licensed patents and/or applications and any patent rights we may own or license in the future. We rely on a combination of in-house employees, service providers and our licensors to pay these fees. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ a combination of in-house employees, reputable law firms and other professionals to help us comply, and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our products or technologies, we may not be able to stop a competitor from marketing products that are the same as, or similar to, our product candidates, which would have a material adverse effect on our business. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could harm our business.

In addition, if we fail to apply for, or are unsuccessful in our application for, applicable patent term extensions or adjustments, we will have a more limited time during which we can enforce our granted patent rights. In addition, if we are responsible for patent prosecution and maintenance of patent rights in-licensed to us, any of the foregoing could expose us to liability to the applicable patent owner.

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

•
we may not be successful in enforcing our patents against potential infringers or recovering meaningful damages; and
•
the patents of others may have an adverse effect on our business.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a negative impact on the success of our business.

Our commercial success depends, in part, upon our ability and the ability of others with whom we may collaborate to develop, manufacture, market and sell our current and any future product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any future product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. In addition, there are third-party patents and, if issued as patents, patent applications, relating to: the engineering of antibodies, including with respect to CD40 and Fc domains; and methods for treating cancers, including those expressing siglec-15; that may be construed to cover our product candidates or methods of using our product candidates, including PYX-107 and PYX-106, respectively. The third parties that control these patents may allege that our product candidates, including PYX-107 and PYX-106, infringe these patents. Parties making infringement, misappropriation, or other intellectual property claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and employee resources from our business. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize our current and any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Other companies and research institutions have filed, and may file in the future, patent applications related to antibodies or antibody-drug conjugates and their therapeutic use. Some of these patent applications have already been allowed or issued, and others may issue in the future. While we may decide to initiate proceedings to challenge the validity of these or other patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our product candidates. Regardless of when filed, we may fail to identify relevant third-party patents or patent applications, or we may incorrectly conclude that a third-party patent is invalid or not infringed by our product candidates or activities. If a patent holder believes our product candidate infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant drug revenue and against whom our own patent portfolio may thus have no deterrent effect. If a patent infringement suit were threatened or brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the therapeutic or product candidate that is the subject of the actual or threatened suit.

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

If we fail to meet our obligations under any of our in-license agreements, including the amended and restated license agreement with Pfizer, dated October 6, 2022, as further amended, or the Biosion License Agreement, as further amended, then the licensor may terminate the license agreement. If one of our material in-license agreements is terminated, we will lose the right to continue to develop and commercialize the product candidate(s) covered by such in-license agreement. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under our in-license agreements, we may not be able to do so in a timely manner, at an acceptable cost or at all.

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

We expect our operating results may be subject to annual and quarterly fluctuations. Our net loss and other operating results may be affected by numerous factors, including:

•
results of preclinical studies, IND submissions, clinical trials, or the addition or termination of clinical trials or funding support by us, or existing or future collaborators or licensing partners;
•
variations in the level of expense related to the ongoing development of the FACT Platform, the APXiMAB Platform, our product candidates or future development programs;
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

Our stock price is highly volatile. As a result of this volatility, investors may not be able to sell their common stock at or above the price they purchased their common stock. The market price for our common stock may be influenced by many factors, including the other risks described in this section of the Annual Report on Form 10-K titled “Risk Factors” as well as and the following:

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

•
actions taken by regulatory agencies with respect to our products, our product candidates, preclinical studies, clinical trials, manufacturing process or sales and marketing terms;
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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business or our market. If no or few securities or industry analysts commence or maintain coverage of us, the trading price for our stock would be negatively impacted. If any of the analysts who cover us issue adverse or misleading research or reports regarding us, our business model, our intellectual property, our product candidates, our stock performance or our market, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval and their interests may conflict with your interests as an owner of our common stock.

As of March 20, 2024, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially own approximately 44.7% of our outstanding common stock. As a result, these stockholders, if acting together, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future. In addition, securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims could result in substantial costs and divert management time and resources. We may be a target for securities and shareholder lawsuits in the future. Regardless of the merits or the ultimate results of such litigation, securities litigation brought against us could result in substantial costs and divert our management’s attention from other business concerns.

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

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, subject to certain limitations (including the limitations described below) until such unused losses expire (if at all). As of December 31, 2023, our federal and state net operating losses in the United States were $56.4 million ($268.5 million before tax) and $11.2 million ($167.4 million before tax) respectively. The federal net operating loss carryforwards in the United States can be carried forward indefinitely but may be subject to annual usage limitations to the extent certain substantial changes our ownership occur. The federal net operating loss carryforward relating to tax years prior to 2017 of $5.9 million ($28.3 million before tax), acquired with Apexigen, begin to expire in 2033. The state net operating loss carryforwards begin expiring in 2035. In addition, as of December 31, 2023, the Company had $7.8 million and $3.6 million of federal and state credit carryovers which begin to expire in 2030. These loss and credit carryforwards are subject to review and possible adjustment by the relevant taxing authorities.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We take a risk-based approach in implementing and maintaining various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and information related to our clinical trials, products in development, and proprietary technologies (“IT Systems and Data”).

Our information security function, supported by members of our IT department and our third-party IT service providers, helps identify, assess and manage our cybersecurity threats and risks. This team helps to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example: automated tools, subscribing to reports and services that identify cybersecurity threats and analyzing such reports of threats and actors, conducting scans of our threat environment, evaluating threats reported to us, conducting vulnerability assessments, and working with third parties to conduct certain tests of our environment.

Depending on the environment and systems, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our IT Systems and Data, including, for example: incident detection and response procedures; an incident response policy; a disaster recovery plan; conducting risk assessments; maintaining network security controls, encrypting certain of our data; maintaining access and physical security controls; systems monitoring; assessing vendor risk; employee training; and maintaining cybersecurity insurance.

The cybersecurity risk management and mitigation measures we implement for certain of our IT Systems and Data including for example (1) cybersecurity risk is addressed as a component of our enterprise risk management assessment processes; (2) the information security function works with senior management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business; (3) our senior management evaluates material risks from cybersecurity threats against our overall business objectives and reports to the Audit Committee of the Board, which evaluates our overall enterprise risk, (4) policies and procedures to manage how Information Systems and Data are collected, maintained and stored, (5) communicating with and training personnel on cybersecurity risks and trends.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats.

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part I. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Our internal computer systems, or those of any of our existing or future CROs, manufacturers, other contractors, consultants, or collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of or destruction of our proprietary and confidential data, employee data or personal data, which could result in additional costs, significant liabilities, harm to our reputation and material disruption of our operations.”

Governance

Our Board of Directors, or Board, addresses our cybersecurity risk management as part of its general oversight function. The Audit Committee of the Board is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats. The Audit Committee receive scheduled updates from senior management. The Audit Committee also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Our Chief Financial Officer, or CFO, is primarily responsible for assessing and managing cybersecurity risks across the company based on the assessments by our Senior Director of IT and third-party IT specialists. Additionally, our cybersecurity risk assessment and management processes are implemented and maintained by our Senior Director of IT with assistance from third-party IT specialists. Our CFO has extensive experience managing risks at our company and at similar companies in the past, including risks arising from cybersecurity threats. Our Senior Director of IT has over 25 years of experience in IT security, and data analytics.

Our CFO is responsible for approving budgets and our Senior Director of IT is responsible for preparing for cybersecurity incidents, approving cybersecurity processes, and conducting regular reviews of security assessments and other security-related reports.

Our cybersecurity incident response is designed to escalate certain cybersecurity incidents to members of management. In addition, our cybersecurity incident response and vulnerability management policies and procedures include reporting to the Audit Committee of the Board for certain cybersecurity incidents.

Item 2. Properties.

Our headquarters are located at 321 Harrison Avenue, Boston, MA 02118, where we lease approximately 31,659 rentable square feet of office and laboratory space under a lease that terminates on December 31, 2032, with an additional five-year option to extend the lease beyond December 31, 2032. We also entered into a sublease for 17,729 square feet of this office and laboratory space commencing on March 24, 2023. The sublease agreement will continue through March 31, 2026, with an option for the sublessee to extend the sublease for a one-year period. We continue to be responsible for performance under this lease until it expires on December 31, 2032.

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

Holders of Our Common Stock

Broadridge Corporate Issuer Solutions, Inc is our transfer agent and registrar for our common stock. As of the close of business on March 20, 2024, there were approximately 62 holders of record of shares of our common stock. These numbers were derived from our stockholder records and do not include beneficial owners of our common stock whose shares are held in “street” name with various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Recent Sales of Unregistered Equity Securities

On February 26, 2024, we entered into a securities purchase agreement, or the Securities Purchase Agreement, for a private placement, or the Private Placement, with certain institutional and accredited investors, each, a Purchaser and collectively, the Purchasers.

Pursuant to the Securities Purchase Agreement, we agreed to issue and sell to the Purchasers an aggregate of (i) 8,849,371 shares, or the Shares, of our common stock, par value $0.001 per share, or the Common Stock, at a purchase price of $4.78 per share, and (ii) pre-funded warrants, or the Pre-Funded Warrants, to purchase up to an aggregate of 1,611,215 shares of Common Stock at a purchase price of $4.779 per Pre-Funded Warrant, which represents the per share purchase price of the Shares less the $0.001 per share exercise price for each Pre-Funded Warrant. The Pre-Funded Warrants will be exercisable at any time after the date of issuance and will not expire.

Leerink Partners LLC acted as the lead placement agent and LifeSci Capital LLC acted as co-placement agent for the Private Placement. We have agreed to pay customary placement fees and reimburse certain expenses of the placement agents.

The Private Placement closed on February 29, 2024. We received aggregate gross proceeds from the Private Placement of approximately $50 million, before deducting placement agent fees and offering expenses. We intend to use the net proceeds from this proposed financing for working capital and general corporate purposes.

The shares of Common Stock issued in connection with the Private Placement were not registered under the Securities Act, in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

On February 26, 2024, we also entered into a registration rights agreement, or the Registration Rights Agreement, with the Purchasers, which we agreed to register for the resale of the Shares and Pre-Funded Warrants, together, the Registrable Securities. Under the Registration Rights Agreement, we agreed to prepare and file a registration statement with the SEC, no later than March 27, 2024, or the Filing Deadline. We also agreed to use reasonable efforts to cause such registration statement to become effective as soon as practicable, but in any event no later than the fifth calendar day following the filing of the registration statement (or, in the event of a “review” by the SEC, the 75th day, following such filing date).

Under the terms of the Registration Rights Agreement, we also agreed to be responsible for all fees and expenses incurred in connection with the registration of the Registrable Securities. In addition, certain liquidated damages provisions will apply to the Company in the event of registration failures, as described in the Registration Rights Agreement. We have granted the Purchasers customary indemnification rights in connection with the registration statement. The Purchasers have also granted the Company customary indemnification rights in connection with the registration statement.

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

Our planned use of the net proceeds from the IPO as described in our final prospectus filed with the SEC on October 8, 2021 has changed due to the re-prioritization of our pipeline contemplated in connection with our reorganization. As a result, we currently expect to use our cash and cash equivalents, which include the net proceeds from our IPO, to advance the clinical development of PYX-201 and PYX-106, as well as for general corporate purposes.

Securities authorized for issuance under equity incentive plans

Refer to “Item 12. Security ownership of certain beneficial owners and management and related stockholder matters” in this Annual Report on Form 10-K for information on securities authorized for issuance under equity compensation plans.

Issuer Purchases of Equity Securities

None.

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

Overview

We are a clinical stage company focused on defeating difficult-to-treat cancers. We are efficiently building next generation therapeutics that hold the potential for mono and combination therapies. We develop our product candidates with the objective to kill tumor cells, and to address the underlying pathologies created by cancer that enable its uncontrollable proliferation and immune evasion. Since our launch in 2019, we have developed a broad portfolio that includes antibody-drug conjugates, or ADC, product candidates, and immuno-oncology, or IO, product candidates. Our ADC and IO programs employ novel and emerging strategies to target a broad range of solid tumors resistant to current standards of care.

Our pipeline is balanced across programs with an emphasis on solid tumors. We in-licensed two ADC programs in March 2021 from Pfizer and one IO program from Biosion in March 2022. Additionally, upon the acquisition of Apexigen Inc., or Apexigen, in August 2023, we added another IO program to our pipeline. We have additional preclinical monoclonal antibody, or mAb, discovery programs derived from the work at the laboratory of Dr. Thomas Gajewski. We retain full worldwide development and commercialization rights to all our product candidates, with the exception of PYX-106 in Greater China (mainland China, Hong Kong, Macau and Taiwan).

Our clinical development pipeline focused on multiple difficult-to-treat tumors is displayed below:

Our Clinical Program Portfolio

PYX-201

Our lead ADC product candidate is PYX-201, an investigational, novel ADC consisting of human Immunoglobulin G1, or IgG1, site-specifically conjugated with a next generation auristatin derivative via proteases-cleavable linker. PYX-201 is an ADC that uniquely targets Extradomain-B Fibronectin, or EDB+FN, in the tumor stroma. EDB+FN regulates blood vessel morphogenesis, which provides the tumor access to nutrition and oxygen, a means to remove waste, and a pathway for metastasizing cells.

We believe EDB+FN within the tumor stroma may be an ideal target to address in many cancers with high unmet need. The stroma plays a major role in the initiation, growth, survival, invasion and drug-resistance of solid tumors, yet few therapeutics specifically target tumor-associated stroma. By targeting EDB+FN and specifically attacking the stroma, our goal is to destabilize the barrier that protects, feeds and provides structure to the tumor in addition to killing tumor cells directly. EDB+FN is overexpressed in many malignancies and is minimally expressed in most normal adult tissues, making it a potentially attractive means to target tumors while sparing healthy cells.

In preclinical models of patient-derived xenograft, or PDX models, we observed tumor regression with single agent PYX-201 in a dose-dependent manner. In addition, we observed that the treatment of preclinical syngeneic tumor models with PYX-201 resulted in enhanced T-cell infiltration into the tumor microenvironment, or TME, suggesting that PYX-201 may have caused immunogenic cell death, or ICD, and could potentially trigger downstream anti-tumor immune response.

In December 2022, we announced clearance of our investigational new drug application, or IND, by the U.S. Food and Drug Administration, or FDA, to initiate a Phase 1 clinical trial. During the first quarter of 2023, we announced dosing of the first subject in a Phase 1 trial of PYX-201, referred to as PYX-201-101. PYX-201-101 is an open-label, multicenter, dose-escalation trial designed to evaluate the safety, tolerability, pharmacokinetics, or PK, pharmacodynamics, or PD, and preliminary efficacy of PYX-201 and identify recommended doses for further study. Patients with relapsed or refractory solid tumors, including non-small cell lung cancer, or NSCLC, locally advanced/metastatic breast cancer, hormone receptor and human epidermal growth factor receptor 2 positive and negative, or HR+ HER- and HR- HER2+, breast cancers, triple negative breast cancer, or TNBC, ovarian cancer, thyroid cancer, pancreatic ductal adenocarcinoma, or PDAC, soft tissue sarcoma, or STS, hepatocellular carcinoma, or HCC, head and neck squamous cell carcinoma, or HNSCC, and kidney cancer are eligible to enroll in this study. In May 2023, the FDA granted Orphan Drug Designation, or ODD, for use of PYX-201 in the treatment of pancreatic cancer.

In the Phase 1 portion of the trial, the starting dose of PYX-201 was 0.3 mg/kg. The Dose Escalation Steering Committee, or DESC, approved escalating the dose after each cohort. PYX-201 is administered once every three weeks. Dose escalation follows the Bayesian Optimal Interval, or BOIN, design until the recommended Part 2 dose(s), or RP2D, is determined.

To date, 37 subjects in six cohorts have been dosed with PYX-201 in this Phase 1 trial. PYX-201 recently cleared the 21-day Dose Limiting Toxicity, or DLT, observation period for ten subjects in Cohort 6 at a dose of 5.4 mg/kg. The DESC met on March 19, 2024, and voted to escalate dosing into Cohort 7 at a dose of 8 mg/kg and we are now enrolling subjects in Cohort 7 at this dose. PYX-201 has been well tolerated to date, with no significant evidence of target mediated toxicities experienced by the 37 subjects enrolled and dosed to date. Approximately 54% of subjects have experienced grade 2, and 6% of subjects have experienced grade 3 treatment emergent adverse events, or TEAEs. No subjects have reported TEAEs leading to dosing delay or study drug discontinuation. We anticipate enrolling and dosing another 10-15 subjects at Cohort 7 with a dose of 8 mg/kg or future higher dose level cohorts, should PYX-201's profile continue to support further dose escalation.

The dose escalation and number of subjects enrolled and dosed to date with PYX-201 in the PYX-201-101 trial, for each cohort since initiating the trial in March 2023, are provided below.

As we continue to analyze the data generated, we anticipate that the data from the dose finding studies will guide the selection for the RP2D for subsequent multi-dosing and potential combination studies. We believe the encouraging PYX-201 safety profile observed to date likely reflects the specificity of target expression within tumor tissue and the potential for a wider TI given the novel mechanism of action within the TME. We anticipate reporting efficacy, safety, and PK/PD data from this Phase 1 clinical trial, in the fall of 2024. We also anticipate reporting pre-clinical insights along with the plan for the next phase of development at that time.

PYX-106

Our lead IO product candidate is PYX-106, an investigational, fully human IgG1 Siglec-15-targeting antibody designed to block Siglec-15 mediated suppression of T-cell proliferation and function. PYX-106 has high binding affinity to a unique epitope and high potency. Overall, by binding and blocking Siglec-15 activity on myeloid cells and tumors, our Siglec-15 targeting antibody is designed to enhance immune cell mediated tumor cell killing. We are developing this asset for the treatment of solid tumors and believe that PYX-106 has the potential to provide additional benefit to patients either alone or in combination with other therapies, including other immuno-therapies.

Preclinical studies provided us sufficient scientific rationale about the effect of blocking Siglec-15 in various animal models. PYX-106 was observed as well tolerated with no evidence of anti-drug antibodies. Further, PYX-106 was observed to have 7 days of half-life in monkeys in our preclinical studies. If the half-life of 7 days were observed in humans, it would allow for less frequent dosing, maintain exposure and target engagement.

In December 2022, we announced clearance of our IND by the FDA for PYX-106 to initiate a Phase 1 clinical trial. During the second quarter of 2023, we announced dosing of the first subject in a Phase 1 trial of PYX-106, referred to as PYX-106-101. PYX-106-101 is a first-in-human, Phase 1, multicenter, open-label dose escalation trial designed to evaluate the safety, tolerability, PK, PD, and preliminary efficacy of PYX-106 and identify recommended doses for further study. Patients with relapsed or refractory solid tumors, including non-small cell lung cancer without driver mutations/translocations, breast cancer, endometrial cancer, thyroid cancer, kidney cancer, cholangiocarcinoma, bladder cancer, colorectal cancer, and HNSCC are eligible to enroll in this study.

In the Phase 1 portion of the trial, the starting dose of PYX-106 was 0.5 mg/kg. The DESC approved escalating the dose after each cohort. We are currently dosing subjects in fifth cohort at a dose of 8 mg/kg. To date, 21 subjects have been dosed with PYX-106 in the Phase 1 trial. PYX-106 is administered once every two weeks. Dose escalation will follow the BOIN design until the RP2D is determined.

The dose escalation and number of subjects enrolled and dosed to date with PYX-106 in the PYX-106-101 trial, for each cohort since initiating the trial in May 2023, are provided below.

We anticipate reporting preliminary data from this Phase 1 clinical trial, including PK/PD data and early signs of potential clinical activity, in the second half of 2024.

PYX-107

On August 23, 2023, we completed the acquisition contemplated by that Agreement and Plan of Merger, or the Merger Agreement, by and among the Company, Ascent Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of the Company, or the Merger Sub, and Apexigen, a Delaware corporation and a clinical-stage biopharmaceutical company focused on discovering and developing innovative antibody therapeutics for oncology.

Pursuant to the Merger Agreement, Merger Sub merged with and into Apexigen, with Apexigen surviving as a wholly owned subsidiary of the Company, or the Merger. As consideration for the Merger, we delivered to Apexigen common stockholders 4,344,435 shares of our common stock and replaced stock options, restricted stock units and warrants to Apexigen’s former employees and warrant-holders, for an aggregate purchase price of $10.7 million.

The Merger expanded our existing pipeline with the addition of sotigalimab (now PYX-107), a CD40 agonist with demonstrated anti-cancer activity in patients who previously progressed on PD-(L)1 inhibitors. PYX-107 has been evaluated in more than 500 patients in clinical trials and demonstrated strong activity, including rapid, deep and durable responses and a favorable tolerability profile, across multiple difficult-to-treat tumor types. In a Phase II trial, PYX-107 in combination with nivolumab has demonstrated strong activity in melanoma patients who are refractory to anti-PD-(L)1, with a 15.2% partial response rate and a 30.3% stable disease rate along with a favorable tolerability profile. Opportunity to advance clinical development of PYX-107 will be further assessed as part of portfolio evaluation.

Since our inception, we have focused substantially all of our resources on conducting research and development activities, undertaking preclinical studies and clinical trials, organizing and staffing our company, business planning, raising capital, establishing and maintaining our intellectual property portfolio and identifying potential product candidates. We do not have any products approved for sale and have not generated any revenue from product sales or from any other sources. We have incurred significant operating losses since our inception. We reported net losses of $73.8 million and $120.7 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $286.2 million, net equity of $125.7 million, and cash, cash equivalents and short-term investments of $119.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses and capital expenditures will increase substantially in connection with our ongoing activities. Our operations to date have been financed primarily through sales of convertible preferred stock and sale of equity securities and additional funding may be necessary to fund future clinical and preclinical activities.

Components of Our Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses consist of costs incurred for our research activities, including our discovery efforts and research work to support clinical development, and the development of our programs. Research and development expenses are presented among program-specific costs and unallocated costs.

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
•
costs of acquiring, developing, and manufacturing and testing clinical and preclinical materials, including costs incurred under agreements with CDMOs to the extent they can be allocated to a specific program;
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

Other Income, Net

Other income, net primarily consists of interest earned on our invested cash and cash equivalent balances, accretion of discounts associated with our marketable debt securities and sublease income under our sublease.

Income Taxes

Since our inception, we have not recognized any income tax benefits for the net losses we have incurred or for the research and development tax credits earned in each year and interim period, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating losses, or NOLs, carryforwards and tax credit carryforwards will not be realized. As of December 31, 2023, our federal and state net operating losses in the United States were $56.4 million ($268.5 million before tax) and $11.2 million ($167.4 million before tax) respectively. respectively. The federal net operating loss carryforwards in the United States can be carried forward indefinitely but may be subject to annual usage limitations to the extent certain substantial changes our ownership occur. The federal net operating loss carryforward relating to tax years prior to 2017 of $5.9 million ($28.3 million before tax), acquired with Apexigen, begin to expire in 2033. The state net operating loss carryforwards begin expiring in 2035. In addition, as of December 31, 2023, the Company had $7.8 million and $3.6 million of federal and state credit carryovers which begin to expire in 2030. These loss and credit carryforwards are subject to review and possible adjustment by the relevant taxing authorities.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Change
Operating expenses:
Research and development	$49,586	$86,129	$(36,543)
General and administrative	32,610	37,352	(4,742)
Total operating expenses	82,196	123,481	(41,285)
Loss from operations	(82,196)	(123,481)	41,285
Other income, net:
Interest and investment income	6,630	2,764	3,866
Sublease income	1,776	—	1,776
Total other income, net	8,406	2,764	5,642
Net loss	$(73,790)	$(120,717)	$46,927

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Change
Program-specific costs:
PYX-201	$8,649	$37,730	$(29,081)
PYX-106	4,645	14,563	(9,918)
Other program costs	677	8,674	(7,997)
Total program costs	13,971	60,967	(46,996)
Unallocated costs:
Personnel-related expenses including stock-based compensation	26,294	18,975	7,319
Other costs	9,321	6,187	3,134
Total research and development expenses	$49,586	$86,129	$(36,543)

Research and development expenses decreased by $36.5 million, from $86.1 million for the year ended December 31, 2022 to $49.6 million for the year ended December 31, 2023.

PYX-201 program-specific research and development costs decreased by $29.1 million, primarily due to a decrease in licensing fees related to a one-time payment of $17.3 million in the prior year related to the Pfizer A&R Agreement, a $10.4 million decrease in contract manufacturing costs for drug products and drug substances, which were manufactured in 2022, and a $4.3 million decrease in pre-clinical research costs. This decrease was partially offset by a $2.8 million increase in clinical trial related expenses for our ongoing Phase 1 clinical trial for PYX-201.

PYX-106 program-specific research and development costs decreased by $9.9 million, primarily due to a decrease in licensing fees related to a one-time payment of $10.0 million in the prior year, related to the Biosion License Agreement, and a $2.1 million decrease in contract manufacturing costs for drug products and drug substances. This decrease was partially offset by a $2.1 million increase in clinical trial related expenses for our ongoing Phase 1 clinical trial for PYX-106.

Other program costs decreased by $8.0 million, primarily due to pre-clinical and contract manufacturing costs incurred in the prior year related to pre-clinical programs we voluntarily paused through our pipeline reprioritization announced in the second quarter of 2022 to refocus development efforts and spending on PYX-201 and PYX-106.

Unallocated research and development costs increased by $10.4 million, primarily due to higher personnel-related expenses, including stock-based compensation, by $7.3 million due to an increase in headcount to support our research and development activities and $3.1 million increase in costs related to facilities rent, laboratory expenses, depreciation and amortization.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Change
Personnel-related expenses including stock-based compensation	$21,090	$18,732	$2,358
Professional and consultant fees	8,573	13,061	(4,488)
Facilities, insurance and other costs	2,947	5,559	(2,612)
Total general and administrative expenses	$32,610	$37,352	$(4,742)

General and administrative expenses decreased by $4.7 million, from $37.4 million for the year ended December 31, 2022 to $32.6 million for the year ended December 31, 2023. The decrease was primarily related to a reduction in professional and consultant fees of $4.5 million and facilities and other costs of $2.6 million due to higher spend in the prior year, mainly related to the build-out of our general and administrative function. This decrease was partially offset by increased personnel-related expenses of $2.3 million, primarily related to stock-based compensation.

Other Income, net

Other income, net for the years ended December 31, 2023 and 2022 was $8.4 million and $2.8 million, respectively. The increase of $5.6 million was primarily due to higher interest rates on our deposits and money market funds, accretion of discounts on our marketable debt securities by $3.9 million, and sublease income of $1.8 million.

Liquidity and Capital Resources

We had cash, cash equivalents, and short-term investments of $119.3 million as of December 31, 2023. For the year ended December 31, 2023 and 2022, we had net losses of $73.8 million and $120.7 million, respectively. As of December 31, 2023, we had an accumulated deficit of $286.2 million.

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

During the year ended December 31, 2023, we completed the sale of an aggregate of 1,001,208 shares of common stock under the ATM offering program, with an average gross sale price of $6.30 per share, resulting in gross proceeds of $6.3 million. We paid commissions of $0.2 million to the placement agent under the ATM offering program.

On January 30, 2024, we completed the sale of an aggregate of 3,600,000 shares of our common stock under the ATM offering program, with an average sale price of $3.00 per share, resulting in gross proceeds of $10.8 million, before the placement agent fees.

On February 29, 2024, we completed the private placement with certain accredited investors and issued and sold to the purchasers an aggregate of (i) 8,849,371 shares of Common Stock at a purchase price of $4.78 per share and (ii) Pre-Funded Warrants to purchase up to an aggregate of 1,611,215 shares of Common Stock at a purchase price of $4.779 per Pre-Funded Warrant. We received aggregate gross proceeds from the private placement of approximately $50 million, before deducting placement agent fees and offering expenses.

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the clinical trials for our product candidates in development. The timing and amount of our funding requirements will depend on many factors, including:

•
the cost associated with Phase 1 clinical trials for PYX-201, PYX-106 and clinical trials for PYX-107;
•
the manufacture of drug products and drug substance for our product candidates for PYX-201, PYX-106 and PYX-107;
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

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(70,709)	$(89,335)
Net cash used in investing activities	(104,849)	(6,399)
Net cash provided by financing activities	5,929	183
Net decrease in cash, cash equivalents and restricted cash	$(169,629)	$(95,551)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $70.7 million, which consisted of our net loss of $73.8 million and a net change in our operating assets and liabilities of $11.7 million, offset by non-cash charges of $14.7 million. The non-cash charges of $14.7 million was primarily due to $16.9 million in stock-based compensation and $4.8 million of accretion of discounts on marketable debt securities as well as $1.9 million of depreciation and amortization expense. The net change in our operating assets and liabilities was primarily due to a decrease of $14.1 million in accrued expenses and other current liabilities, which primarily relates to a one-time payment of $8.0 million made to Pfizer in January 2023 pursuant to the Pfizer A&R License Agreement, and reduction in accounts payable by $3.5 million resulting from the timing of payments to our service providers. This decrease is partially offset by a $2.5 million increase to prepaid expenses and other current assets and a $2.4 million increase to operating lease liabilities driven by tenant improvement allowance deposits.

Net cash used in operating activities for the year ended December 31, 2022 was $89.3 million, which consisted of our net loss of $120.7 million, partially offset by non-cash charges of $26.9 million and a net change in our operating assets and liabilities of $4.6 million. The non-cash charges primarily consisted of $9.3 million related to license fees for Pfizer FACT Platform settled and payable in common stock, stock-based compensation expenses of $15.8 million, and amortization of operating lease right-of-use assets of $1.1 million. The change in our operating assets and liabilities was primarily due an increase in operating lease liabilities of $4.3 million as a result of the operating lease for our headquarters and an increase in prepaid expenses and other current assets of $3.4 million primarily related to prepayment of clinical and contract manufacturing costs and directors and officers insurance policy costs, offset by an increase in accrued expenses and other current liabilities of $12.0 million and a decrease in accounts payable of $8.3 million related to timing of routine vendor payments.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was $104.9 million, which consisted primarily of purchases of marketable debt securities of $196.8 million and leasehold improvements and purchases of property and equipment for our headquarters of $7.0 million, partially offset by redemption of marketable debt securities of $92.0 million and cash acquired as part of the acquisition of Apexigen of $6.7 million.

Net cash used in investing activities for the year ended December 31, 2022 was $6.4 million, which consisted primarily of purchases of property and equipment. The purchases of property and equipment consists of laboratory equipment, furniture and fixtures and leasehold improvements for our headquarters.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $5.9 million, which consisted primarily of net proceeds from our ATM program.

Net cash provided by financing activities for the year ended December 31, 2022 was $0.2 million, which consisted primarily of proceeds from exercise of stock options.

Outlook

As of December 31, 2023, we had approximately $119.3 million in cash, cash equivalents, and short-term investments. Additionally, on January 30, 2024, we issued additional shares under the ATM offering program that resulted in gross proceeds of $10.8 million, before deducting placement agent commissions. On February 29, 2024, we completed the private placement which resulted in gross proceeds of $50 million, before deducting placement agent commissions and other offering expenses. We believe that our cash and cash equivalents as of December 31, 2023, along with proceeds from the ATM offering and the proceeds from the private placement will be sufficient to fund our operations into the second half of 2026. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expect.

Contractual Obligations and Commitments

Operating lease obligation

We lease an office and laboratory space in Boston, Massachusetts with lease payments that continue through December 31, 2032, and have scheduled rent increases each year of 3%. Additionally, we sublease 17,729 square feet of office and laboratory space in the building located at 321 Harrison Avenue, Boston, Massachusetts. The remaining contractual fixed lease payments, net of sublease payments and tenant improvement allowance, over the term of the lease aggregate to $28.1 million. The operating lease obligation is discussed in Note 12, Leases, in our Notes to Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Other obligations

We enter into licensing and related agreements in the normal course of business. In accordance with these agreements, we are obligated to pay, among other items, future contingent payments, royalties, and sublicensing revenue in the future, as applicable. We have not included potential future payments due under these licensing and collaboration agreements in contractual obligations because the payment obligations under the agreements are contingent upon future events. Refer to Note 4, Licensing Agreements, in our Notes to Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

In addition, we enter into contracts in the normal course of business with CDMOs, CROs, and other third parties for preclinical work and clinical development related work. These contracts do not contain minimum purchase commitments and are cancelable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation. These payments are not included in the contractual obligations above as the amount and timing of such payments are not known.

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
•
CDMOs in connection with manufacturing of drug substance and drug products to be used in clinical trials on our behalf;
•
other providers in connection with clinical trials;
•
vendors in connection with non-clinical development activities; and
•
vendors related to product manufacturing, development and distribution of clinical supplies.

We record the expense and accrual related to contract research and manufacturing based on our estimates of the services received and efforts expended considering a number of factors, including our knowledge of the progress towards completion of the research, development and manufacturing activities; invoicing to date under contracts; communication from the CROs, CDMOs and other companies of any actual costs incurred during the period that have not yet been invoiced; and the costs included in the contracts and purchase orders. In accruing service fees, we estimate the period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expense accordingly. There have not been any material adjustments to our prior estimates of accrued research and development expenses.

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

We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. If we determine that it would be able to realize our deferred tax assets in the future in excess of our net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances.

Business Combinations

We determine whether a transaction or other event is a business combination by determining whether the assets acquired and liabilities assumed constitutes a business. Business combinations are accounted for by applying the acquisition method as set out by ASC 805, Business Combinations (“ASC 805”). The acquisition method of accounting requires the acquirer to recognize and measure all identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values, with certain exceptions for specific items.

Goodwill is measured as the excess of the consideration transferred in the business combination over the net acquisition date amounts of the identifiable assets acquired and the liabilities assumed. Alternatively, if the acquisition date amounts of the identifiable assets acquired and the liabilities assumed exceeds the consideration transferred, a gain on bargain purchase is recognized in the consolidated statements of operations and comprehensive loss. The consideration transferred in a business combination is measured as the sum of the fair values of the assets transferred, the liabilities incurred to former owners of the target and the equity interests issued.

The results of operations of businesses acquired by us are included in our consolidated statements of operations and comprehensive loss as of the respective acquisition date.

Where the acquirer exchanges its share-based payment awards for awards held by grantees of the acquiree, such exchanges are treated as a modification of share-based payment awards and are referred to as replacement awards. The replacement awards are measured as of the acquisition date and the portion of the fair-value-based measure of the replacement award that is attributable to pre-combination service is considered part of the consideration transferred. For awards with service-based vesting conditions only, the amount attributable to pre-combination service is the fair-value-based measure of the acquiree award multiplied by the ratio of the employee’s pre-combination service period to the greater of the total service period or the original service period of the acquiree award.

Acquisition-related costs, including advisory, legal and other professional fees and administrative fees are expensed as incurred except for the costs of issuing equity securities, which are recognized as a reduction to the amounts recognized in the consolidated statements of stockholders' equity for the respective equity issuance.

Intangible Assets, Net

Acquired In-Process Research & Development

Our indefinite-lived intangible assets consist of in-process research and development (“IPR&D”), which were acquired in connection with the acquisition of Apexigen. IPR&D represents the fair value assigned to research and development projects acquired which are in-process, but not yet completed at the time of acquisition. The primary basis for determining the completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region.

The Company classifies IPR&D acquired in a business combination as an indefinite-lived intangible asset until the associated research and development efforts are either completed or abandoned. IPR&D becomes definite-lived upon the completion or abandonment of the associated research and development efforts. Indefinite-lived intangible assets are not amortized, but evaluated for impairment on an annual basis or more frequently if an indicator of impairment is identified. All research and development costs incurred subsequent to the acquisition of IPR&D are expensed as incurred.

Definite-Lived Intangible Assets

Definite-lived intangible assets are recorded at cost, net of accumulated amortization, and, if applicable, impairment charges. Amortization of defined-lived intangible assets is recorded over the assets’ estimated useful lives on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable.

Impairment of Intangible Assets

We evaluate our intangible assets, including both acquired IPR&D and definite-lived intangible assets, for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If the projected undiscounted cash flows of the intangible asset are less than the carrying amount, the intangible asset is written down to its fair value in the period in which the impairment occurs.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023, at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in its 2013 Internal Control - Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

Our business and affairs are managed under the direction of the Board of Directors, or the Board. The Board presently consists of eight directors and is divided into three classes for purposes of elections, with staggered, three-year terms. Each of our current directors will continue to serve as a director until the election and qualification of his or her successor, or until his or her earlier death, resignation or removal. There are no family relationships among any of our directors or executive officers.

The following table sets forth the name and age of each director as of March 20, 2024.

Name	Age	Position Held	Director Since	Class and Year in Which Term Will Expire
John Flavin	55	Director and Chairman of the Board	May 2019	Class III - 2024
Lara Sullivan, M.D.	51	Director, President and Chief Executive Officer	December 2019	Class III - 2024
Thomas Civik	55	Director	September 2021	Class II - 2026
Darren Cline	59	Director	September 2021	Class I - 2025
Jakob Dupont, M.D.	58	Director	August 2023	Class III - 2024
Freda Lewis-Hall, M.D.	69	Director	September 2021	Class II - 2026
Rachel Humphrey, M.D.	62	Director	August 2022	Class I - 2025
Santhosh Palani, Ph.D., CFA	41	Director	March 2024	Class I - 2024

The following is a biographical summary of the experience of our directors:

John Flavin. Mr. Flavin is co-founder, founding Chairman and an independent director. Mr. Flavin has served as Chairman of the Board since our IPO. He is also the Founder and Chief Executive Officer of Portal Innovations, a life sciences venture development engine. Prior to joining us, between April 2018 and February 2020, Mr. Flavin was the Chief Financial Officer at Endotronix, Inc., a medical equipment manufacturer. Between September 2013 and April 2018, Mr. Flavin was the Head of the Polsky Center for Entrepreneurship and Innovation at the University of Chicago. Mr. Flavin has over 20 years of experience in finance, operations, and innovation. Mr. Flavin has co-founded and scaled several life sciences companies as President and Chief Financial Officer such as Advanced Life Sciences and MediChem Life Sciences. Mr. Flavin has also co-founded and led transformative life sciences incubators including MATTER and the Polsky Center for Entrepreneurship and Innovation at the University of Chicago. He received his B.S. in Business Administration from Marquette University and his M.B.A. in Finance from Lewis University. Mr. Flavin is qualified to serve on our Board because of his extensive expertise and experience in the life sciences industry, knowledge of our operations and his leadership experience in other companies in our industry.

Lara Sullivan, M.D. Dr. Sullivan has served as our President and Chief Executive Officer since December 2019. Prior to joining us, Dr. Sullivan was a senior advisor from July 2018 to September 2019 at Lara Sullivan BioAdvisory Services, consulting for biotechnology companies. From September 2017 to June 2018, Dr. Sullivan was Founder and President of SpringWorks Therapeutics, a clinical stage biopharmaceutical company spun-out from Pfizer Inc., or Pfizer. Between February 2011 and September 2017, Dr. Sullivan was at Pfizer, a pharmaceutical and biotechnology corporation, where she led strategy, competitive intelligence and portfolio operations for the company’s early-stage R&D pipeline. Prior to joining Pfizer, Dr. Sullivan was an associate partner at McKinsey & Company, where she specialized in biopharmaceutical R&D productivity and efficiency. Dr. Sullivan also served as a principal at Paul Capital Partners, where she led due diligence for healthcare investments, and earlier in her career worked in healthcare equity research and healthcare municipal finance at Credit Suisse First Boston. Dr. Sullivan holds an M.D. from the University of Pennsylvania School of Medicine, an M.B.A. from The Wharton School at the University of Pennsylvania, and a B.A. in Comparative Literature from Cornell University. Dr. Sullivan is qualified to serve on our Board because of her extensive expertise and experience in the life sciences industry, her leadership and management experience and her educational background.

Thomas Civik. Mr. Civik currently serves a member and Chairman of the board of directors of Repare Therapeutics, a biotechnology company. From April 2020 to May 2021, Mr. Civik served as President, Chief Executive Officer and a member of the board of directors at Five Prime Therapeutics, Inc., a biotechnology company. From November 2017 until September 2019, Mr. Civik served as Chief Commercial Officer of Foundation Medicine, Inc., a genomic profiling and molecular information company. From December 2000 to November 2017, Mr. Civik served in positions of increasing responsibility at Genentech, Inc. (“Genentech”), a biotechnology company, most recently serving as Vice President and Franchise Head leading the commercialization efforts for the Avastin®, Tarceva®, Tecentriq®, and Alecensa®, products. From July 1992 to December 2000, Mr. Civik served at Sanofi S.A. in sales and marketing roles of increasing responsibility. Mr. Civik received an M.B.A. in business strategy and marketing from the Kellogg School of Management at Northwestern University and a B.A. in political science from Saint Norbert College. Mr. Civik is qualified to serve on our Board because of his extensive commercial expertise and leadership experience at other biotechnology companies.

Darren Cline. Mr. Cline currently serves on the board of directors of Pliant Therapeutics, a biotechnology company, and Impel Pharmaceuticals, a biopharmaceutical company. Mr. Cline served as President and Chief Executive Officer of Epygenix Therapeutics, Inc., a biopharmaceutical company, from March 2022 to March 2023. From April 2019 to December 2021, Mr. Cline served as the U.S. Chief Commercial Officer and member of the Executive Committee for Greenwich Bioscience, the U.S. subsidiary of GW Pharmaceuticals, a British pharmaceutical company, prior to the acquisition by Jazz Pharmaceuticals. From October 2010 to March 2019, Mr. Cline served as Executive Vice President, Commercial at Seattle Genetics, Inc., a biotechnology company, where he oversaw all marketing, sales, and managed markets. He was directly involved in the commercial build out for the launch of Adcetris, an antibody-based biologic the FDA approved for treatment of certain hematologic cancers and played an integral role driving Adcetris’s continued growth. Prior to Seattle Genetics, between October 2006 and October 2009, Mr. Cline was at Alexion Pharmaceuticals, where he was part of the initial commercial leadership team for the Soliris launch, helping to build out key sales functions. Mr. Cline received his undergraduate degree from San Diego State University and his M.B.A. from Pepperdine University. Mr. Cline is qualified to serve on the Board because of his management experience and background in the biotechnology sector.

Jakob Dupont, M.D. Dr. Dupont served as a member of the board of directors at Apexigen from August 2020 until we completed the acquisition of Apexigen in August 2023. Dr. Dupont currently serves as an Executive Partner at Sofinnova Investments, a healthcare investment firm. Dr. Dupont also serves on the board of directors of Imugene, a biotechnology company. Prior to joining Sofinnova, Dr. Dupont served as the Global Head of Research and Development and Executive Vice President at Atara Biotherapeutics, a biotechnology company, from May 2020 to December 2023. From December 2018 to May 2020, he served as Chief Medical Officer and from May 2020 to July 2021 as a consultant oncologist at Gossamer Bio Inc. From January 2017 to December 2018 he served as Vice President, Global Head Breast and Gynecologic Cancer Development at Genentech, a biotechnology company. Dr. Dupont served as Chief Medical Officer and Senior Vice President at OncoMed Pharmaceuticals, a biotechnology company, from October 2011 to December 2016. Dr. Dupont holds an A.B. in Philosophy from Vassar College, an M.A. in Philosophy from New York University and an M.D. from Cornell University. Dr. Dupont is qualified to serve on our Board because of his extensive experience in the biotechnology field and his knowledge and expertise in oncology drug development.

Freda Lewis-Hall, M.D. Dr. Lewis-Hall served as Senior Medical Advisor to the Chief Executive Officer at Pfizer, a pharmaceutical and biotechnology corporation, until her retirement in March 2020. Prior to this role, Dr. Lewis-Hall was the Chief Patient Officer and Executive Vice President at Pfizer from January 2019 to January 2020. In this role, Freda worked to extend the reach of Pfizer’s patient-facing health information and education and amplify the patient’s voice inside and outside Pfizer. From 2009-2018 Freda served as Pfizer’s Chief Medical Officer, responsible for the safe, effective and appropriate use of Pfizer medicines and vaccines. Prior to joining Pfizer in 2009, Dr. Lewis-Hall held various senior leadership positions including Chief Medical Officer and Executive Vice President, Medicines Development at Vertex Pharmaceuticals, Inc., from June 2008 to May 2009, and Senior Vice President, U.S. Pharmaceuticals, Medical Affairs for Bristol-Myers Squibb Co. from 2003 to May 2008. Dr. Lewis-Hall has served on the board of directors of SpringWorks Therapeutics, Inc. since August 2017, Exact Sciences Corporation since November 2020 and Conduit Pharmaceuticals since September 2023. From December 2014 to May 2017, she served on the board of directors of Tenet Healthcare Corporation, and from November 2019 to 2023 on the board of 1Life Healthcare, Inc. Dr. Lewis-Hall earned a B.A. in Natural Sciences from Johns Hopkins University and an M.D. from Howard University College of Medicine. Dr. Lewis-Hall is qualified to serve on our Board based on her expertise and experience in the life sciences industry and her leadership experience as a senior executive at various biopharmaceutical companies as well as her educational background.

Rachel Humphrey, M.D. Dr. Humphrey is a medical oncologist with over 25 years of experience in the pharmaceutical industry. Currently she serves as President and Founding CEO of Normunity, a biotechnology company focused on immuno-oncology mechanisms, a position she has held since October 2021. Previously, she served as Chief Medical Officer at Black Diamond Therapeutics, a novel precision oncology therapy company, from September 2021 to September 2022, and as Chief Medical Officer at Treadwell Therapeutics, Inc., a clinical stage, multi-modality oncology company, from January 2020 to May 2020 and Head of Research and Development at TIO Bioventures, a venture capital firm, over the same time period. Dr. Humphrey served as Senior Vice President, Chief Medical Officer at CytomX Therapeutics, a clinical-stage biopharmaceutical company, from August 2015 to September 2019. Over the course of her career, Dr. Humphrey also held numerous senior leadership roles in large pharmaceutical companies including Senior Vice President and Head of Immuno-Oncology at AstraZeneca, and Vice President, Clinical Development and Immuno-oncology at Bristol-Myers Squibb where she supervised the development of ipilimumab (Yervoy) from early development to post-launch and founded and chaired the first immuno-oncology working group. She currently serves on the board of directors of Sporos Biosciences, and previously served on the board of directors of Xilio and CytomX Therapeutics, respectively. Dr. Humphrey holds an M.D. from Case Western Reserve University and a B.A. from Harvard University. She received her training in internal medicine at the Johns Hopkins Hospital and started her career as an oncology fellow and staff physician at the National Cancer Institute in Bethesda, Maryland. Dr. Humphrey is qualified to serve on our Board based on her expertise and experience in the life sciences industry and her leadership experience as a senior executive at various biopharmaceutical companies as well as her educational background.

Santhosh Palani, Ph.D., CFA. Dr. Palani is a former investment partner and a current advisory partner at PFM Health Sciences, a healthcare investment advisory firm. At PFM, Dr. Palani led public and private biotechnology investments and served on the board of companies in the cell therapy and gene editing fields. Prior to joining PFM in 2020, Dr. Palani was a Principal at New Enterprise Associates, where he invested in early-stage private biotechnology companies and served on the boards of companies in the radiopharmaceuticals, cell therapy, targeted oncology, and gene editing fields. From 2016 to 2018, Dr. Palani was a Vice President of Biotechnology Equity Research at Cowen and Company, where he covered small- to mid-cap biotechnology stocks across numerous therapeutic areas. Prior to Cowen, Dr. Palani was in oncology drug development at Pfizer and Takeda Pharmaceuticals. Dr. Palani has a Ph.D. in bioengineering from the University of Pennsylvania and completed his postdoctoral work in biochemistry and molecular biophysics at Columbia University. He also holds an M.S. in chemical engineering from Texas A&M University and a B.S. in chemical engineering from the University of Madras. Dr. Palani is a CFA® Charterholder. Dr. Palani is qualified to serve on the Board based his strong financial and investing background, significant experience in the biotech industry and experience in the fields of internal medicine, endocrinology and oncology.

Executive Officers

Our executive officers serve at the discretion of our Board. There are no arrangements or understandings between any of our executive officers and any other person pursuant to which he or she is or was to be selected as an officer. The following table sets forth the name and age of each executive officer as of March 20, 2024.

Name	Age	Title
Lara Sullivan, M.D.	51	Director, President and Chief Executive Officer
Pamela Connealy	62	Chief Financial Officer and Chief Operating Officer
Ken Kobayashi, M.D.	63	Chief Medical Officer

The following is a biographical summary of the experience of our executive officers:

Lara Sullivan, M.D. As Dr. Sullivan also serves on the Board, please see “Board of Directors” above for the biographical information about Dr. Sullivan, our President and Chief Executive Officer.

Pamela Connealy. Ms. Connealy has served as our Chief Financial Officer since July 2021 and as our Chief Financial Officer and Chief Operating Officer since March 2023. Ms. Connealy currently serves as a member of the board of directors and Chair of the audit committee of Orchestra BioMed, Inc., a biotechnology company. From November 2019 to July 2021, Ms. Connealy served as Chief Financial Officer and Chief Human Resources Officer at Immunovant, Inc., a biotechnology company. From August 2018 to November 2019, Ms. Connealy served as the Chief Financial Officer, Chief Operating Officer and Chief Human Resources Officer of Kiva, a San Francisco based nonprofit organization. From April 2014 to June 2018, Ms. Connealy served as Global Head of Talent at the Bill & Melinda Gates Foundation, focusing on talent management, compensation, benefits, and global mobility. From March 2012 to November 2013, she served as Vice President of Business Operations at Salesforce, a software company, and from March 2002 to April 2010, Ms. Connealy served as a Vice President and Corporate Officer at Genentech, a biotechnology company, with roles including Chief Financial Officer of Research and Development, Global Head of Procurement and other Commercial and Technology roles.

Ms. Connealy earned a B.S. in Chemistry from Gannon University and an M.B.A. in Finance from the University of St. Thomas in Houston, Texas.

Ken Kobayashi, M.D. Dr. Kobayashi is an experienced medical oncologist, clinical pharmacologist, and senior global life sciences executive with a deep background as a clinician-scientist, regulator, scientific diplomat, and drug developer across the US, Europe, Latin America, and Japan/Asia. From September 2022 to November 2023, Dr. Kobayashi served as President at Small Woods Biopharma Consulting, LLC. From June 2021 to September 2022, Dr. Kobayashi served as Senior Vice President, Clinical Development, at Kinnate Biopharma, a precision oncology company focused on the discovery, design and development of small molecule kinase inhibitors for difficult-to-treat, genomically defined cancers. From March 2019 to June 2021, Dr. Kobayashi served as Vice President, Early Oncology Development and Clinical Research, at Pfizer, a pharmaceutical and biotechnology corporation. From October 2016 to March 2019, Dr. Kobayashi served as Executive Director, Global Oncology Research and Development, at Daiichi Sankyo, Inc., a pharmaceutical company. His experience also includes roles at the National Cancer Institute and the FDA.

Dr. Kobayashi holds an AB from Washington University in St. Louis, Missouri and an M.D. from Northwestern University Medical School in Chicago, Illinois.

Director Independence

As our common stock is listed on the Nasdaq, our determination of the independence of directors is made using the definition of “independent director” contained in Nasdaq Rule 5605(a)(2). In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent. A director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Additionally, compensation committee members and audit committee members must satisfy additional independence criteria under Nasdaq and SEC rules.

Our Board has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board determined that, with the exception of our President and Chief Executive Officer, Dr. Sullivan, each member of our board of directors is an “independent director” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq. In making these determinations, our Board reviewed and discussed information provided by the directors and by us with regard to each director’s business and personal activities and relationships as they may relate to us and our management, including the beneficial ownership of our common stock by each non-employee director and the transactions involving them described in the section titled “Certain Relationships and Related Party Transactions”.

Leadership Structure of the Board of Directors

Our bylaws and corporate governance guidelines provide our Board with flexibility to combine or separate the positions of Chairperson of the Board and Chief Executive Officer and/or the implementation of a lead director in accordance with its determination that utilizing one or the other structure would be in the best interests of our company. Mr. Flavin currently serves as our Chairman of the Board.

As a general policy, our Board believes that separation of the positions of Chairman of the Board and Chief Executive Officer reinforces the independence of the board of directors from management, creates an environment that encourages objective oversight of management’s performance and enhances the effectiveness of the Board as a whole. As such, Dr. Sullivan serves as our President and Chief Executive Officer while Mr. Flavin serves as our Chairman of the Board but is not an officer of our company. The Board has concluded that our current leadership structure is appropriate at this time. However, our Board continues to periodically review our leadership structure and may make such changes in the future as it deems appropriate.

Board of Directors’ Role in Risk Oversight

One of the key functions of the Board is informed oversight of our risk management process. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through the board of directors as a whole, as well as through its standing committees that address risks inherent in their respective areas of oversight. In particular, the Board is responsible for monitoring and assessing strategic risk exposure. Our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. Our Audit committee also oversees and continuously monitors our cybersecurity risk profile and assesses potential risk exposure. Our Audit Committee also monitors compliance with legal and regulatory requirements, in addition to oversight of the performance of our external audit function. Our Nominating and Corporate Governance Committee monitors the effectiveness of our corporate governance guidelines and risks associated with our governance practices, including those related to emerging topics such as human capital analysis and disclosures and our environmental, sustainability and governance efforts, progress and disclosures. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. Our Research & Development Committee provides guidance to management and the Board on matters relating to our research and development efforts and product pipeline.

Evaluation of the Board of Directors

The Board evaluates its performance and the performance of its committees and individual directors on an annual basis through an evaluation process administered by the Nominating and Corporate Governance Committee. The Board discusses each evaluation to determine what, if any, actions should be taken to improve the effectiveness of the Board or any committee thereof or of the directors.

Board Diversity Matrix

The table below provides information regarding certain diversity attributes of our directors as of March 20, 2024, with categories as set forth by Nasdaq Listing Rule 5605(f).

Board Diversity Matrix
Total Number of Directors: 8
	Female	Male	Non Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	3	5	—	—
Part II: Demographic Background
African American or Black	1	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	1	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	2	4	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—	—	—	—
Did Not Disclose Demographic Background	—	—	—	—

Attendance of Directors at Board Meetings and Stockholder Meetings

Our Board held ten meetings during the year ended December 31, 2023. During 2023, each person currently serving as a director attended 75% or more of the total number of meetings of the Board and each committee of which he or she was a member. Each director is also encouraged and expected to attend our annual meetings of shareholders.

Committees of the Board of Directors

The Board has established four standing committees: Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Research and Development Committee. Each committee operates pursuant to a written charter that has been approved by the Board. A copy of the current charter for each committee is available on our website at www.pyxisoncology.com by selecting the “Investors” link and then the “Corporate Governance” link.

The Audit Committee met six times in 2023, the Compensation Committee met eight times in 2023, the Nominating and Corporate Governance Committee met three times in 2023 and the Research & Development Committee met four times in 2023.

Committee Composition

Dr. Palani is not yet appointed to any of the Board committees and may join any of the above committees in future, as deemed appropriate by the Board based on the recommendation of our Nominating and Corporate Governance Committee.

Audit Committee

Our Audit Committee oversees our corporate accounting and financial reporting processes. The Audit Committee charter defines the responsibilities of the Audit Committee, including:

•	overseeing our corporate accounting and financial reporting processes and our internal controls over financial reporting;
•	evaluating the independent public accounting firm’s qualifications, independence and performance;
•	engaging and providing for the compensation of the independent public accounting firm;
•	pre-approving audit and permitted non-audit and tax services to be provided to us by the independent public accounting firm;
•	reviewing and discussing with management and the independent auditor the results of the annual audit and the independent auditor’s review of our quarterly financial statements
•	reviewing our financial statements;
•	reviewing our critical accounting policies and estimates;
•

establishing procedures for complaints received by us regarding accounting, internal accounting controls or auditing matters, including for the confidential anonymous submission of concerns by our employees, and periodically reviewing such procedures, as well as any significant complaints received, with management;

•

review and approve any transaction between us and any related person (as defined by the Securities Exchange Act of 1934, as amended, or the Exchange Act) in accordance with our related party transaction approval policy;

•	overseeing our risk assessment and risk management policies and programs, including our code of business conduct and ethics and our compliance activities;
•

overseeing cybersecurity, including measures to protect and improve our informational technology systems, and monitoring cybersecurity and data privacy risks associated with our activities and those of third parties we work with; and

•	such other matters that are specifically designated to the Audit Committee by the Board from time to time.

The Audit Committee has been established in accordance with Section 3(a)(58(A) of the Exchange Act. Mr. Flavin has served as Chairman of the Audit Committee since May 2019. The other members of our Audit Committee are Mr. Civik and Mr. Cline. The Board has determined that each member of our Audit Committee is independent within the meaning of Rule 10A-3 under the Exchange Act. Our Board has also determined that Mr. Flavin is an “Audit Committee financial expert” as defined by the applicable SEC rules and has the requisite accounting or related financial management expertise and financial sophistication under the applicable rules and regulations of Nasdaq.

Compensation Committee

Our Compensation Committee oversees our compensation policies, plans and benefits program. The Compensation Committee charter defines the responsibilities of the Compensation Committee, including:

•

reviewing and recommending policies relating to compensation and benefits of our officers and employees, including reviewing and approving corporate goals and objectives relevant to compensation of the Chief Executive Officer and other senior officers;

•	evaluating the performance of the Chief Executive Officer and other senior officers in light of those goals and objectives;
•	setting compensation of the Chief Executive Officer and other senior officers based on such evaluations;
•	administering the issuance of equity awards under our equity-based incentive plans;
•

reviewing and approving, for the Chief Executive Officer and other senior officers, employment agreements, severance agreements, consulting agreements and change in control or termination agreements; and

•	such other matters that are specifically designated to the Compensation Committee by the Board from time to time.

Our Board has determined that each member of the Compensation Committee is independent under the Nasdaq listing standards and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

Research and Development Committee

Our Research and Development Committee provides guidance to management and the Board on matters relating to our research and development efforts and product pipeline. The Research and Development Committee charter defines the responsibilities of the Research and Development Committee, including:

•	evaluate risks associated with our preclinical studies, clinical trials and clinical development;
•	reviewing our overall scientific, research and development strategy;
•	assessing each of our program's and product candidates' progress;
•	summarizing significant findings of our research and development efforts and product pipeline to the Board; and
•	review and advise the Board on the scientific, medical, research and development aspects of any proposed material transactions.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee oversees and assists the Board in evaluating and recommending nominees for election as directors. The Nominating and Corporate Governance Committee charter defines the responsibilities of the Nominating and Corporate Governance Committee, including:

•	identifying and evaluating candidates, including the nomination of incumbent directors for re-election and nominees recommended by stockholders, to serve on the Board;
•	considering and making recommendations to the Board regarding changes to the size and composition of the Board;
•	instituting plans or programs for the continuing education of the Board and orientation of new directors;
•	establishing procedures to exercise oversight of, and oversee the performance evaluation process of, the Board and management;
•

developing and making recommendations to the Board regarding corporate governance guidelines and matters, including emerging topics such as human capital analysis and disclosures and our environmental, sustainability and governance efforts, progress and disclosures; and

•	overseeing periodic evaluations of the Board's performance, including committees of the Board.

Our Board has determined that each member of our Nominating and Corporate Governance Committee is independent under the applicable Nasdaq listing standards.

Our Nominating and Corporate Governance Committee also oversees compliance by the Company with certain legal and regulatory obligations applicable to the company and periodically reviews our policies and procedures, including:

•	Corporate Disclosure Policy;
•	Code of Business Conduct and Ethics;
•	Insider Trading Policy;
•	Clawback Policy;
•	Related Persons Transaction Policy;
•	independence of our directors;
•	amended and restated certificate of incorporation; and
•	amended and restated bylaws.

Board Membership Criteria and Nomination Process

The Board and the Nominating and Corporate Governance Committee will determine the appropriate characteristics, skills and experience for the board of directors as a whole and for its individual members. The Board and the Nominating and Corporate Governance Committee will consider the minimum general criteria set forth below, and may add any specific additional criteria with respect to specific searches, in selecting candidates and existing directors for service on the Board. An acceptable candidate may not fully satisfy all of the criteria, but is expected to satisfy nearly all of them. Our Board and our Nominating and Corporate Governance Committee believe that candidates for director should have certain minimum qualifications, including being able to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics.

In considering candidates, our Board and Nominating and Corporate Governance Committee intend to consider such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of Pyxis Oncology, demonstrated excellence in his or her field, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of our stockholders. Our Board and Nominating and Corporate Governance Committee review candidates for director nomination in the context of the current composition of the Board, the operating requirements of Pyxis Oncology and the long-term interests of our stockholders. In conducting this assessment, our Board and Nominating and Corporate Governance Committee consider diversity (including race/ethnicity and gender), age, skills, and such other factors as it deems appropriate given the current needs of the Board and Pyxis Oncology to maintain a balance of knowledge, experience and capability.

In the case of incumbent directors whose terms of office are set to expire, our Board and Nominating and Corporate Governance Committee review such directors’ overall service to Pyxis Oncology during their term, including the number of meetings attended, level of participation, quality of performance, and any other relationships and transactions that might impair such directors’ independence. In the case of new director candidates, our Board and Nominating and Corporate Governance Committee also determine whether the nominee must be independent for purposes of any stock exchange on which Pyxis Oncology’s common stock is listed.

Our Nominating and Corporate Governance Committee will consider director candidates recommended by our stockholders and will apply the same standards in considering director candidates recommended by stockholders as it applies to other candidates. Once the Nominating and Corporate Governance Committee receives a recommendation from a stockholder, it may request additional information from the candidate about the candidate’s independence, qualifications and other information that would assist the committee in evaluating the candidate, as well as certain information that must be disclosed about the candidate in our proxy statement, if nominated. Stockholders may also directly nominate a candidate for director by submitting the candidate's name, resume and biographical information to c/o Corporate Secretary, Pyxis Oncology, Inc., 321 Harrison Avenue, Boston, Massachusetts 02118, pursuant to the advance notice provisions of our bylaws.

Changes in Board of Directors Member Criteria

The Board and Pyxis Oncology wish to maintain a board of directors composed of members who can productively contribute to the success of Pyxis Oncology. From time to time, the Board and/or the Nominating and Corporate Governance Committee may change the criteria for board of director membership to maximize the opportunity to achieve this success. When this occurs, the Board and the Nominating and Corporate Governance Committee will evaluate existing members according to the new criteria. The Board may ask a director who no longer meets the complete criteria for board membership to adjust his or her committee assignments or resign from the Board.

Term Limits and Retirement Age

The Board does not believe it should limit the number of terms for which an individual may serve as a director or set a fixed retirement age. Directors who have served on the Board for an extended period of time are able to provide continuity and valuable insight into Pyxis Oncology, our operations and prospects based on their experience with, and understanding of, our history, policies and objectives. The Board believes that, as an alternative to term limits and retirement policies, it can ensure that the Board continues to evolve and adopt new ideas and viewpoints through the director nomination process described above.

Succession Planning

The Nominating and Corporate Governance Committee develops and periodically reviews with the Chief Executive Officer our plan for succession to the offices of our executive officers and makes recommendations to the Board with respect to the selection of appropriate individuals to succeed to these positions.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2023, none of the members of our Compensation Committee were or had been an officer or employee of us or any of our subsidiaries. In addition, none of our executive officers serves or has served as a member of the board of directors, compensation committee or other board committee performing equivalent functions of any entity that has one or more executive officers serving as one of our directors or on our Compensation Committee.

Corporate Governance Guidelines

The Board has adopted our Corporate Governance Guidelines which provide the framework for our corporate governance along with our amended and restated certificate of incorporation, bylaws, committee charters and other key governance practices and policies. Our Corporate Governance Guidelines cover a wide range of subjects, including the conduct of board meetings, independence and selection of directors, board membership criteria and board committee composition. The Corporate Governance Guidelines are available on our website at www.pyxisoncology.com by selecting the “Investors” link and then the “Corporate Governance” link.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors and employees. The policy document is available on our website at www.pyxisoncology.com by selecting the “Investors” link and then the “Corporate Governance” link.

Prohibition on Hedging and Pledging of Company Securities

We have a policy that prohibits officers, directors and employees from engaging in hedging transactions, such as the purchase or sale of puts or calls, or the use of any other derivative instruments. Our officers, directors and employees are also prohibited from holding our securities in a margin account or pledging our securities as collateral for a loan.

Item 11. Executive Compensation.

Director Compensation

The Board engaged Pearl Meyer & Partners, LLC (“Pearl Meyer”), an independent compensation consultant, to provide advice on non-employee director compensation. Based on such review, the Board approved the non-employee director compensation program set forth below for 2023. This program did not change as compared to the 2022 program except with respect to the introduction of cash retainers for the Research and Development Committee.

Board Position	Annual Compensation
Board of Directors
Board Cash Retainer - Non-Employee Directors	$30,000
Additional Chairman of the Board Cash Retainer	$30,000
Committee Member Cash Retainers
Audit Committee	$7,500
Compensation Committee	$5,000
Nominating and Governance Committee	$4,000
Research and Development Committee	$5,000
Additional Committee Chair Cash Retainers
Audit Committee	$15,000
Compensation Committee	$10,000
Nominating and Governance Committee	$8,000
Research and Development Committee	$5,000

In addition, our non-employee directors are eligible to receive an annual equity award and an equity award at the time the director joins the Board. The annual equity award for 2023 had a grant date fair value equal to $307,975, while the sign-on equity award had a grant date fair value equal to $505,650.

The vesting schedules for the non-employee director equity awards are as follows;

•
The annual equity award will vest in full on the first anniversary of the grant date, subject to the director’s continued service through the applicable vesting date; and
•
The sign-on equity award vest in three equal installments beginning on the first anniversary of the vest commencement date, subject to the director’s continued service through the applicable vesting date.

We also reimburse our directors for reasonable travel and other related expenses incurred in connection with their service on the Board.

2023 Summary Director Compensation Table

The following table sets forth information for the fiscal year ended December 31, 2023 regarding the compensation awarded to, earned by or paid to each of our non-employee directors serving during 2023. Dr. Sullivan also serves as a member of the Board, but does not receive any additional compensation for her service on the Board. Please see the “2023 Summary Compensation Table” within “Executive Compensation” for a summary of the compensation Dr. Sullivan received for her service as our President and Chief Executive Officer during 2023. As Dr. Palani was appointed to the Board in March 2024, he has been excluded from the compensation table below.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)(4)		Option Awards ($)(2)(3)		Total
John Flavin	$87,500	$307,975		—		$395,475
Thomas Civik	$52,500	$307,975		—		$360,475
Darren Cline	$49,500	$307,975		—		$357,475
Jakob Dupont, M.D. (1)	$32,617	$—		$505,650	(1)	$538,267
Freda Lewis-Hall, M.D.	$34,000	$307,975		—		$341,975
Rachel Humphrey, M.D.	$58,938	$228,772	(5)	—		$287,710

(1)

Dr. Dupont joined the Board on August 23, 2023 upon completion of the acquisition of Apexigen. The total stock options herein include Dr. Dupont's initial equity award granted upon his appointment to the Board.

(2)	The following table summarizes the equity awards granted to our non-employee directors for their service on the Board during 2023 and the grant date fair values of such equity awards:

Name	Grant Date	Number of Shares Underlying Option Award Grants (#)	Number of Stock Award Grants (#)	Grant Date Fair Value of Option Award Grants ($)(3)	Grant Date Fair Value of Stock Award Grants ($)(4)
John Flavin	3/24/2023	—	139,355	—	$307,975
Thomas Civik	3/24/2023	—	139,355	—	$307,975
Darren Cline	3/24/2023	—	139,355	—	$307,975
Jakob Dupont, M.D.	9/22/2023	392,461	—	$505,650	$—
Freda Lewis-Hall, M.D.	3/24/2023	—	139,355	—	$307,975
Rachel Humphrey, M.D.	3/24/2023	—	58,064	—	$228,772	(5)

(3)

The amount reported in this column reflects the aggregate grant date fair value of the stock options granted for the fiscal year ended December 31, 2023, computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 14 – “Stock-Based Compensation” within our Notes to Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Whether, and to what extent, a non-employee director realizes value will depend on our actual operating performance, stock price fluctuations and the non-employee director’s continued service on the Board.

(4)

The amounts reported in this column reflect the aggregate grant date fair values of the restricted stock units (“RSUs”) granted for the fiscal year ended December 31, 2023, computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation, calculated based on the number of shares of RSUs granted multiplied by the quoted closing market price of our common stock on the date of grant. These amounts do not reflect the actual economic value that may be realized by the non-employee director. Whether, and to what extent, a non-employee director realizes value will depend on our actual operating performance, stock price fluctuations and the non-employee director’s continued service on the Board.

(5)

During 2023, the Compensation Committee and the Board approved acceleration of the unvested RSUs previously granted to Dr. Humphrey and the amount reported includes $100,451 representing the fair value associated with the accelerated vesting of her 2023 RSU grant.

Director Outstanding Equity Awards at Fiscal Year-End 2023

The following table summarizes the equity awards that were outstanding as of December 31, 2023 for each of our non-employee directors serving during 2023:

	Options Awards (a)	Stock Awards
Name	Number of Shares Underlying Unexercised Options (#)	Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)
John Flavin	57,916	139,355
Thomas Civik	57,916	139,355
Darren Cline	57,916	139,355
Jakob Dupont, M.D.	419,124 (b)	—
Freda Lewis-Hall, M.D.	57,916	139,355
Rachel Humphrey, M.D.	236,220	—

(a)	Unexercised option awards represent both exercisable and unexercisable awards.
(b)

Dr. Dupont joined the Board on August 23, 2023 upon completion of the acquisition of Apexigen. Pursuant to the Merger Agreement, each outstanding stock option issued by Apexigen to Dr. Dupont was assumed and converted into stock options to acquire Pyxis Oncology common stock, on substantially similar terms and conditions as were applicable under such Apexigen equity plan, or the Replacement Stock Options. Unexercised options for Dr. Dupont also includes 26,663 Replacement Stock Options in accordance with the Merger Agreement.

Executive Compensation

The following is a discussion and analysis of compensation arrangements of our named executive officers. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

Overview

Our current executive compensation program is intended to align executive compensation with our business objectives and to enable us to attract, retain and reward executive officers who contribute to our long-term success. The compensation paid or awarded to our executive officers is generally based on the assessment of each individual’s performance compared against the business objectives established for the fiscal year as well as our historical compensation practices. In the case of newly hired executive officers, their compensation is primarily determined based on the negotiations of the parties as well as our historical compensation practices. For 2023, the material elements of our executive compensation program were base salary, annual cash bonuses and equity-based compensation. Our board of directors engaged Pearl Meyer to assist with the evaluation of our executive compensation program.

This section provides a discussion of the compensation paid or awarded to our President and Chief Executive Officer and our two other most highly compensated executive officers as of December 31, 2023 and one former executive officer of the Company. We refer to these individuals as our “named executive officers”. For 2023, our named executive officers were:

•
Lara Sullivan, M.D., President and Chief Executive Officer;
•
Pamela Connealy, Chief Financial Officer and Chief Operating Officer;
•
Ken Kobayashi, M.D., Chief Medical Officer; and
•
Jay Feingold, M.D., Ph.D., Former Chief Medical Officer.

Compensation of Named Executive Officers

Base Salary. Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of our executive compensation program. The relative levels of base salary for our named executive officers are designed to reflect each executive officer’s functional specialty and scope of responsibility and accountability with us. The Compensation Committee periodically reviews the base salaries of our executive officers, including our named executive officers, and adjusts (or, in the case of our Chief Executive Officer, may recommend adjustments for approval by the Board) as necessary to reflect changes in the scope of the executive officer’s performance, contributions, responsibilities, prior salary level, position and market conditions. The annual base salary for each of Dr. Sullivan, Ms. Connealy, Dr. Kobayashi and Dr. Feingold for the fiscal year ended December 31, 2023 was $625,000, $473,000, $500,000 and $500,000 respectively. Please see the “Salary” column in the “2023 Summary Compensation Table” for the base salary amounts earned by the named executive officers in 2023.

Annual Cash Bonuses. Historically, we have provided our senior leadership team with short-term incentive compensation through our annual cash bonus plan. Annual bonus compensation holds executives accountable, rewards the executives based on actual business results and motivates our executive officers to achieve annual corporate and individual performance objectives. Our annual cash bonus plan provides cash incentive award opportunities for the achievement of annual performance goals established by the Board at the beginning of each fiscal year. Dr. Sullivan does not have individual performance objectives as she is viewed as more directly responsible for the achievement of our corporate objectives.

Each of our named executive officers are eligible to receive an annual performance cash bonus based on the achievement of pre-established corporate and, in the case of Ms. Connealy and Dr. Kobayashi, individual objectives as determined by the Board and our Compensation Committee, in consultation with the Pearl Myer and upon review of the recommendations of Dr. Sullivan for our other named executive officers. The payment of awards under the 2023 annual cash bonus plan applicable to the named executive officers was subject to the attainment of corporate goals for our President and Chief Executive Officer and a combination of corporate and individual goals, weighted 80% and 20%, respectively, for our other named executive officers. The corporate component of the annual cash bonus plan was determined based on a number of goals relating to (i) clinical development of our product pipeline, weighted 80%, (ii) preclinical support for our lead product candidates, weighted 10% and (iii) investor and business operations, weighted 10%. The individual goals for Ms. Connealy and Dr. Kobayashi were pre-established goals determined based on their functional areas of responsibility.

At the beginning of the performance year, each officer is assigned a target bonus opportunity expressed as a percentage of his or her base salary. Actual bonus payments may be higher or lower than the target bonus amount, as determined by the Board and the Compensation Committee, based on the achievement of the pre-established corporate and, if applicable, individual objectives. The target bonus opportunities, as a percentage of base salary, in 2023 for Dr. Sullivan, Ms. Connealy, Dr. Kobayashi and Dr. Feingold were 60%, 45%, 40% and 40%, respectively. Based on our 2023 performance, the Compensation Committee awarded payouts under our annual cash bonus program in a total payout of 100% of the target bonus opportunity.

In determining the amount of the annual cash bonuses, the Compensation Committee determines the level of achievement of the corporate goals and, if applicable, individual goals for the year. In determining the level of achievement for our named executive officers other than Dr. Sullivan, the Compensation Committee also reviews and considers the recommendations of Dr. Sullivan. These achievement levels are used to determine each named executive officer’s bonus. Based on our 2023 performance, our Compensation Committee awarded payouts under our annual cash bonus program in a total payout of 100% of the target bonus opportunity for each of the continuing named executive officers. Dr. Feingold terminated employment with us prior to December 31, 2023 and, as such, did not receive an annual bonus for 2023.

Actual bonus amounts paid are reflected in the “Non-Equity Incentive Plan Compensation” column of the "2023 Summary Compensation Table" below.

Other Bonuses. From time to time the board of directors or the compensation committee or board may approve discretionary cash bonuses for our named executive officers based on individual performance, company performance or as otherwise determined appropriate. In April 2022, the Compensation Committee and the Board awarded Dr. Sullivan a one-time cash bonus of $200,000 subject to her continued employment for one year, which was paid in April 2023.

Equity Awards. To further align the interests of our executive officers with the interests of our stockholders and to further focus our executive officers on our long-term performance, we grant equity compensation to our named executive officers. In 2023, our named executive officers received equity grants in the form of RSUs with a combination of one-year and four-year vesting schedules. In connection with his appointment to Chief Medical Officer in November 2023, we also granted Dr. Kobayashi stock options that will vest upon the achievement of certain clinical milestones related to data disclosure for PYX-201. In addition, during 2023, the Compensation Committee granted RSUs to Dr. Sullivan and Ms. Connealy on September 7, 2023, with the RSUs vested as of the grant date.

Please see the “Outstanding Equity Awards at Fiscal 2023 Year-End” table for further information regarding the outstanding equity awards held by each of the named executive officers.

On March 24, 2023 and in accordance with the terms of the Pyxis Oncology, Inc. 2019 Equity and Incentive Plan (the “2019 Plan”), the Board approved a stock option repricing (the “Repricing”) where the exercise price of each outstanding stock option issued to our current employees prior to our IPO was reduced to $2.21 per share, the closing stock price on the date of approval by the Board. The Board believes that the Repricing was in the best interests of the Company, as the amended stock options provide added incentives to retain and motivate key contributors to the Company without incurring the stock dilution resulting from significant additional equity grants or significant additional cash expenditures resulting from additional cash compensation. The Board also believed that the Repricing better aligned the interests of the key contributors with our goals.

As a result of the Repricing, the exercise prices for the following options held by each of the named executive officers were adjusted to $2.21 per share: Dr. Sullivan, 1,052,286 stock options; Ms. Connealy, 332,569 stock options; and Dr. Feingold, 174,774 stock options (of which 126,765 were forfeited upon Dr. Feingold’s resignation). Except for the reduction in the exercise prices, all outstanding stock options will continue to remain outstanding in accordance with their current terms and conditions as set forth in the 2019 Plan and the applicable award agreements.

Upon Dr. Feingold’s registration, all unvested options and RSUs granted to Dr. Feingold were canceled on his termination date. Additionally, all vested and unexercised options were subsequently forfeited 90 days after his termination date, in accordance with our equity incentive plans.

Clawback Policy

To comply with the Dodd-Frank Act and Nasdaq listing standards, we have adopted an incentive compensation recoupment policy, or “clawback” policy, which applies to our current and former executive officers, within the meaning of Section 10D of the Exchange Act and Rule 10D-1 promulgated thereunder, who were employed by us or a subsidiary of us during the applicable recovery period. Under the policy, in the event that the financial results upon which a cash or equity-based incentive award was predicated become the subject of a financial restatement that is required because of material non-compliance with financial reporting requirements, the Compensation Committee will conduct a review of awards covered by the policy and recoup any erroneously awarded incentive-based compensation to ensure that the ultimate payout gives retroactive effect to the financial results as restated. The policy covers any cash or equity-based incentive compensation award that was paid, earned or granted to a covered officer during the last completed three fiscal years immediately preceding the date on which we are required to prepare the accounting restatement.

2023 Summary Compensation Table

The following table shows information regarding the compensation of our named executive officers for services performed in the year ended December 31, 2023:

Name and Principal Position	Year	Salary	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compensation (5)	All Other Compensation (6)(7)(8)	Total
Lara Sullivan, M.D.	2023	$625,000	$200,000	$2,686,510	$546,091	$375,000	$9,900	$4,442,501
President and Chief Executive Officer	2022	$565,000	—	$4,150,745	—	$301,428	$9,900	$5,027,073
Pamela Connealy	2023	$473,000	—	$923,684	$187,975	$226,800	$9,900	$1,821,359
Chief Financial Officer and Chief Operating Officer	2022	$430,000	—	$1,341,246	—	$245,466	$9,900	$2,026,612
Ken Kobayashi, M.D.	2023	$49,242	—	—	812,140	$18,630	$—	$880,013
Chief Medical Officer	2022	—	—	—	—	—	—	—
Jay Feingold, M.D., Ph.D. (1)	2023	$229,167	—	$538,089	$97,081	—	$286,188	$1,053,444
Former Chief Medical Officer	2022	$500,000	—	$1,663,145	—	$220,400	$9,900	$2,393,445

(1)

Dr. Feingold resigned as Chief Medical Officer effective June 15, 2023. As he terminated employment with us prior to December 31, 2023, he did not receive an annual bonus for 2023. Additionally, all stock awards granted to Dr. Feingold in 2023 were forfeited upon his termination date.

(2)	In April 2022, the Compensation Committee and the Board awarded Dr. Sullivan a one-time cash bonus of $200,000 subject to her continued employment for one year, which was paid in April 2023.
(3)

The amounts reported in this column reflect the aggregate grant date fair values of the RSUs granted for the fiscal year ended December 31, 2023, computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation, calculated based on the number of shares of RSUs granted multiplied by the quoted closing market price of our common stock on the date of grant. These amounts do not reflect the actual economic value that may be realized by the named executive officers.

(4)

The amounts reported in this column represent the incremental fair value associated with the repricing of outstanding stock options granted to our named executive officers prior to our IPO, computed as of the repricing date in accordance with FASB ASC Topic 718, and do not represent a new option award granted to the named executive officer. The assumptions used in calculating the fair value of the stock options due to repricing reported in this column are set forth in Note 14 – “Stock-Based Compensation” within our Notes to Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(5)

The amounts reported in this column for 2023 represent annual incentive bonuses that were paid based on the achievement of corporate and, in the case of Ms. Connealy and Dr. Kobayashi, individual performance goals in 2023. Please see the description above under “Annual Cash Bonuses” for further information regarding the 2023 bonuses.

(6)

All Other Compensation for Dr. Feingold consists of $270,833 and $5,455 paid as severance and continuation of health coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), respectively, pursuant to his employment agreement, as detailed below in “Employment Agreements.”

(7)	The amounts reported in this column for Dr. Sullivan, Ms. Connealy, and Dr. Feingold reflect the matching 401(k) contribution paid by us on their behalf in the amount of $9,900 for 2023.

(8)

In accordance with SEC rules, the compensation described in this table does not include various health and welfare or other benefits received by our named executive officers that were generally available to all of our regular, full-time employees, as well as certain perquisites and other benefits received by our named executive officers that, in the aggregate, were less than $10,000 for any officer.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table presents information regarding the outstanding equity awards held by each of the named executive officers as of December 31, 2023. As Dr. Feingold had no awards outstanding as of December 31, 2023, he is excluded from the “Outstanding Equity Awards at 2023 Fiscal Year-End” table below.

	Option Awards (1)						Stock Awards
Name	Grant Date	Footnote	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($/Share)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Lara Sullivan, M.D.	3/31/2021	(3), (4)	990,461	—	$2.21	3/31/2031	—	—
	9/14/2021	(3), (5)	33,488	28,337	$2.21	9/14/2031	—	—
	10/7/2021	(6)	347,493	614,796	$16.00	10/7/2031	—	—
	3/31/2022	(7)	—	—	—	—	417,698	$751,856
	3/24/2023	(8)	—	—	—	—	703,379	$1,266,082
Pamela Connealy	7/31/2021	(3), (9)	194,701	127,564	$2.21	7/31/2031	—	—
	9/15/2021	(3), (5)	5,581	4,723	$2.21	9/15/2031	—	—
	12/6/2021	(10)	31,987	20,957	$9.64	12/6/2023	—	—
	3/31/2022	(7)	—	—	—	—	139,233	$250,619
	3/24/2023	(8)	—	—	—	—	209,803	$377,645
Ken Kobayashi, M.D.	12/29/2023	(11)	—	443,514	$1.80	12/29/2033	—	—
	12/29/2023	(12)	—	110,878	$1.80	12/29/2033	—	—

(1)	Unexercised option awards represent both vested and unvested option awards.
(2)	The market value of shares that have not vested reflects a stock price of $1.80, our closing stock price on December 29, 2023, the last trading day of fiscal year 2023.
(3)

In accordance with the terms of the 2019 Plan, the Board approved a stock option repricing pursuant to which option awards granted prior to our IPO under the 2019 Plan were amended to reduce the exercise price to $2.21 per share, the closing stock price on the date of Board approval. Except for the modified exercise price, all other terms and conditions of each of the option awards will continue as set forth in the 2019 Plan and the applicable award agreements.

(4)	These stock options vest in 48 substantially-equal monthly installments beginning January 2, 2020, subject to the named executive officer's continued employment through the applicable vesting date.
(5)

These stock options vested 25% on the first anniversary of the closing of the initial public offering, and then vest in 36 substantially-equal monthly installments thereafter, subject to the named executive officer's continued employment through the applicable vesting date.

(6)

Two-thirds of these stock options vested 25% on the first anniversary of the grant date, and then vest in 36 substantially-equal monthly installments thereafter, and one-third of these stock options vest in full on the fourth anniversary of the grant date, in each case, subject to the named executive officer's continued employment through the applicable vesting date.

(7)

These RSUs vested 25% on the first anniversary of March 31, 2022, and then vest in 12 substantially-equal quarterly installments thereafter, subject to the named executive officer's continued employment through the applicable vesting date.

(8)

These RSUs vested 25% on the first anniversary of March 24, 2023, and then vest in 12 substantially-equal quarterly installments thereafter, subject to the named executive officer's continued employment through the applicable vesting date.

(9)

These stock options vested 25% on the first anniversary of July 31, 2021, and then vest in 36 substantially-equal monthly installments thereafter, subject to the named executive officer’s continued employment through the applicable vesting date.

(10)

These stock options vested 25% on July 19, 2022, and then vest in 36 substantially-equal monthly installments thereafter, subject to the named executive officer’s continued employment through the applicable vesting date.

(11)

The shares subject to this option will vest over four years, with 25% vesting on November 27, 2024 and the remainder vesting in 36 equal monthly installments thereafter, subject to the named executive officer’s continued employment through the applicable vesting date.

(12)	The shares subject to this option will vest upon the achievement of certain clinical milestones related to data disclosure for PYX-201.

Employment Agreements, Severance and Change in Control Agreements

Lara Sullivan, M.D.

We entered into an employment letter agreement with Dr. Sullivan in October 2019, which was subsequently amended in connection with our IPO and again in October 2022. Under the terms of the amended letter agreement, in the event that Dr. Sullivan is terminated by us for any reason other than for “cause” or she terminates her employment for “good reason”, she will be entitled to receive, upon execution and effectiveness of a release of claims, base salary for a period of twelve (12) months and up to twelve (12) months of continued health insurance coverage at the Company’s expense. In addition, in the event of termination by us for any reason other than for “cause” or due to “good reason” within three (3) months before or twelve (12) months following a change of control of Pyxis Oncology, subject to the execution and non-revocation of a release of claims, (i) Dr. Sullivan will receive a cash payment in an amount equal to the sum of eighteen (18) months’ base salary and Dr. Sullivan’s target annual bonus, payable in a lump sum on the 60th day following such termination of employment, unless required to be paid in installments to comply with Section 409A of the Code, (ii) up to twelve (12) months of continued health insurance coverage at our expense and (iii) any unvested portions of the option awards granted to Dr. Sullivan will immediately vest in full on the date of termination. Dr. Sullivan’s amended letter agreement also provides for any unvested portion of stock options and stock awards granted to fully vest in the event of a change in control in which neither Pyxis Oncology nor its successor entity (if applicable) assumes, substitutes or continues the unvested portion of such award. In the event that we terminate Dr. Sullivan with “cause” or she resigns without “good reason”, then she will not be entitled to receive severance benefits. Dr. Sullivan’s letter agreement also contains IP assignment obligations.

Pamela Connealy

We entered into an employment letter agreement with Ms. Connealy in June 2021, which was subsequently amended in connection with our IPO and again in November 2022. Under the terms of the amended letter agreement, in the event that Ms. Connealy is terminated by us without “cause” or due to disability or she terminates her employment for “good reason”, she will be entitled to receive, upon execution and effectiveness of a release of claims, base salary for a period of nine (9) months and up to nine (9) months of COBRA premiums. In addition, in the event of termination by us for any reason other than for “cause” or Ms. Connealy’s resignation due to “good reason” within three (3) months before or twelve (12) months following a change of control of Pyxis Oncology, Ms. Connealy will receive a lump sum payment equal to twelve (12) months of base salary plus Ms. Connealy’s target annual bonus, payable in a single lump sum on the 60th day following such termination of employment, and up to twelve (12) months of COBRA premiums. Ms. Connealy’s amended letter agreement also provides for any unvested portion of stock options and stock awards granted to fully vest in the event of a change in control in which neither Pyxis Oncology nor its successor entity (if applicable) assumes, substitutes or continues the unvested portion of such award. Under the terms of the amended letter agreement, if the payments and benefits to Ms. Connealy under the amended letter agreement or another plan, arrangement or agreement would subject her to the excise tax imposed by Section 4999 of the Internal Revenue Code, then such payments will be reduced by the minimum amount necessary to avoid such excise tax, but only if such reduction will result in Ms. Connealy receiving a higher net after-tax amount.

Ken Kobayashi, M.D.

We entered into an employment letter agreement with Dr. Kobayashi in November 2023, in connection with his appointment to the position of Chief Medical Officer. Under the terms of the employment letter agreement, in the event that Dr. Kobayashi is terminated by us without “cause” or due to disability or he terminates his employment for “good reason”, he will be entitled to receive, upon execution and effectiveness of a release of claims, base salary for a period of nine (9) months and up to nine (9) months of continued health insurance coverage at our expense. In addition, in the event of termination by us for any reason other than for “cause” or Dr. Kobayashi’s resignation due to “good reason” within three (3) months before or twelve (12) months following a change of control of Pyxis Oncology, Dr. Kobayashi will receive a lump sum payment equal to twelve (12) months of base salary plus Dr. Kobayashi’s target annual bonus, payable in a single lump sum on the 60th day following such termination of employment, and up to twelve (12) months of continued health insurance coverage at our expense. Dr. Kobayashi’s employment letter agreement also provides for any unvested portion of stock options and stock awards granted to fully vest in the event of a change in control in which neither Pyxis Oncology nor its successor entity (if applicable) assumes, substitutes or continues the unvested portion of such award. Under the terms of the amended letter agreement, if the payments and benefits to Dr. Kobayashi under the employment letter agreement or another plan, arrangement or agreement would subject him to the excise tax imposed by Section 4999 of the Code, then such payments will be reduced by the minimum amount necessary to avoid such excise tax, but only if such reduction will result in Dr. Kobayashi receiving a higher net after-tax amount.

Jay Feingold, M.D., Ph.D.

Dr. Feingold resigned as Chief Medical Officer in June 2023. In connection with Dr. Feingold’s termination, pursuant to his employment letter agreement with us, Dr. Feingold received a separation payment of $270,833 and COBRA premiums with a value of $5,455.

Retirement Plan

We maintain the Pyxis Oncology 401(k) Plan (the “401(k) Plan”), a qualified 401(k) savings plan that provides participants with an opportunity to save for retirement on a tax advantaged basis. Eligible employees, including our named executive officers, are able to contribute 100% of his or her eligible compensation up to the maximum amount allowed under Internal Revenue Service guidelines. Currently, we match 50% of each eligible employee's contributions up to 6% of total eligible compensation. Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The 401(k) Plan currently does not offer the ability to invest in our securities. Employees are immediately and fully vested in their contributions.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan (the “ESPP”), which is designed to allow our eligible employees to purchase shares of our common stock at designated intervals at a discounted price of 15% through payroll deductions or other contributions. Employees who are United States tax residents may benefit from favorable tax treatment as the ESPP is intended to quality as an employee stock purchase plan under Section 432 of the Code.

Compensation Risk Assessment

We conducted an assessment of the risks associated with our compensation practices and policies, and determined that risks arising from such policies and practices are not reasonably likely to have a material adverse effect on us. In conducting the assessment, we undertook a review of our compensation philosophies, our compensation governance structure and the design and oversight of our compensation programs. Overall, we believe that our programs include an appropriate mix of fixed and variable features, and short- and long-term incentives with compensation-based goals aligning with corporate goals.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 20, 2024:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days of March 20, 2024, through the exercise of any option, warrant or other right. In computing the percentage beneficial ownership of a person, common stock not outstanding and subject to options, warrants or other rights held by that person that are currently exercisable or exercisable within 60 days of March 20, 2024 are deemed outstanding for purposes of calculating the percentage ownership of that person, but are not deemed outstanding for computing the percentage ownership of any other person. Subject to the foregoing, percentage of beneficial ownership is based on 58,133,375 shares of common stock outstanding as of March 20, 2024.

To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is c/o Pyxis Oncology, Inc., 321 Harrison Avenue, Boston, Massachusetts 02118.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Shares of Common Stock Beneficially Owned
5% Stockholders:
Entities affiliated with Pfizer Inc. (1)	7,032,770	12.1%
Ridgeback Capital Investments L.P. (2)	5,956,443	9.97%
Deep Track Biotechnology Master Fund, Ltd. (3)	4,184,100	7.2%
Laurion Capital Management LP (4)	3,861,179	6.6%

Directors and Executive Officers:
Lara Sullivan, M.D. (5)	3,074,713	5.2%
Pamela Connealy (6)	801,477	1.4%
John Flavin (7)	416,407	*
Thomas Civik (8)	260,497	*
Darren Cline (9)	254,797	*
Freda Lewis-Hall, M.D. (10)	244,797	*
Rachel Humphrey, M.D. (11)	136,804	*
Jakob Dupont, M.D. (12)	26,663	*
All executive officers and directors as a group (8 persons) (13)	5,216,155	8.8%

*	Indicates beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)

Based on a Schedule 13G/A filed on February 13, 2023 by Pfizer Inc. (“Pfizer”) and Pfizer Ventures (US) LLC (“PVUS”), with Pfizer reporting sole voting and dispositive power over 4,140,669 shares and each of Pfizer and PVUS reporting shared voting and dispositive power over 1,080,507 shares and the Form 4 and Form 4/A filed on March 21, 2023 and March 23, 2023, respectively, with Pfizer reporting additional securities acquired of 1,811,594. The address for Pfizer and PVUS is 66 Hudson Boulevard East, New York NY 10001.

(2)

Based on (i) a Schedule 13G filed on January 26, 2024 by Ridgeback Capital Investments L.P. (“RCILP”), with RCILP, Ridgeback Capital Investments LLC (“RCI”), and Ridgeback Capital Management LLC (“RCM”) reporting shared voting and dispositive power over 4,345,228 shares and (ii) the purchase of Pre-Funded Warrants in the Private Placement transaction, pursuant to the terms of a securities purchase agreement dated February 26, 2024 between us and certain purchasers named therein, which closed on February 29, 2024. The address for RCILP, RCI, and RCM is 30 Star Island Drive, Miami, Florida, 33139.

(3)

Based on the Schedule 13G filed on March 8, 2024, reflecting the purchase of common stock in the Private Placement transaction, pursuant to the terms of a securities purchase agreement dated February 26, 2024 between us and certain purchasers named therein, which closed on February 29, 2024. The address for Deep Track Biotechnology Master Fund, Ltd. (“Deep Track Master Fund”) is 200 Greenwich Avenue, 3rd Floor Greenwich, Connecticut 06830

(4)

Based on (i) a Schedule 13G filed on February 8, 2023 by Laurion Capital Management LP (“Laurion”), with Benjamin Alexander Smith (“Mr. Smith”), and Janaka Sheehan Maduraperuma (“Mr. Maduraperuma”) each reporting shared voting and dispositive power over 3,170,803 shares and (ii) the purchase of common stock in the Private Placement transaction, in the Private Placement transaction, pursuant to the terms of a securities purchase agreement dated February 26, 2024 between us and certain purchasers named therein, which closed on February 29, 2024. The address for Laurion, Mr. Smith, and Mr. Maduraperuma is 360 Madison Avenue, Suite 1900, New York NY 10017.

(5)

Consists of 1,630,006 shares of common stock held directly by Dr. Sullivan and 1,444,707 shares of common stock issuable upon the exercise of stock options and restricted stock exercisable or vesting within 60 days of March 20, 2024.

(6)

Consists of 529,050 shares of common stock held directly by Ms. Connealy and 272,427 shares of common stock issuable upon the exercise of stock options and restricted stock exercisable or vesting within 60 days of March 20, 2024.

(7)

Consists of 238,441 shares of common stock held directly by Mr. Flavin and 177,966 shares of common stock issuable upon the exercise of stock options and restricted stock exercisable or vesting within 60 days of March 20, 2024.

(8)

Consists of 82,531 shares of common stock held directly by Mr. Civik and 177,966 shares of common stock issuable upon the exercise of stock options and restricted stock exercisable or vesting within 60 days of March 20, 2024.

(9)

Consists of 76,831 shares of common stock held directly by Mr. Cline and 177,966 shares of common stock issuable upon the exercise of stock options and restricted stock exercisable or vesting within 60 days of March 20, 2024.

(10)

Consists of 66,831 shares of common stock held directly by Dr. Lewis-Hall and 177,966 shares of common stock issuable upon the exercise of stock options and restricted stock exercisable or vesting within 60 days of March 20, 2024.

(11)

Consists of 58,064 shares of common stock held directly by Dr. Humphrey and 78,740 shares of common stock issuable upon the exercise of stock options and restricted stock exercisable or vesting within 60 days of March 20, 2024.

(12)	Consists of 26,663 shares of common stock issuable upon the exercise of stock options and restricted stock exercisable or vesting within 60 days of March 20, 2024.
(13)

Consists of 2,681,754 shares of common stock held and 2,534,401 shares of common stock issuable upon the exercise of stock options and restricted stock exercisable or vesting within 60 days of March 20, 2024.

Equity Compensation Plan Information

Securities authorized for issuance under equity incentive plans

The following table summarizes information about our equity incentive plans as of December 31, 2023. All outstanding awards relate to our common stock.

			Number of Securities
			Remaining Available
	Number of Securities	Weighted	for Future Issuance
	to be Issued Upon	Average Exercise	Under Equity
	Exercise of	Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)(#)	(1)(b)($)	(c)(#)
Equity compensation plans approved by security holders:
2019 Equity Incentive Plan	3,235,223	$2.45	52,299
2021 Equity Incentive Plan (2)	4,489,893	$14.15	537,772
2022 Equity Incentive Plan (3)	921,476	$9.17	77,326
2021 Employee Stock Purchase Plan (4)	—	—	565,405
Equity compensation plans not approved by security holders:
2022 Inducement Plan	967,303	$1.94	346,443
Total	9,613,895	$7.31	1,579,246

(1)

RSUs issued under the 2022 Inducement Plan, 2022 Equity Incentive Plan, 2021 Equity Incentive Plan and 2019 Equity Incentive Plan, which do not have an exercise price, are excluded in the calculation of weighted-average exercise price.

(2)

The number of shares of common stock reserved for issuance under the 2021 Equity Incentive Plan will automatically increase annually on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022, and continuing until (and including) the fiscal year ending December 31, 2031 by the lesser of (i) 5% of the total number of shares of common stock outstanding on December 31st of the immediately preceding fiscal year and (ii) the number of shares as may be determined by the board of directors. On January 1, 2023, the number of shares of common stock available for issuance under the 2021 Equity Incentive Plan increased by 1,755,501 shares as a result of the evergreen provision.

(3)

The number of shares of common stock reserved for issuance under the 2022 Equity Incentive Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2023 through January 1, 2032, in an amount equal to the lesser of (i) 0.8625% of the total number of shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase, (ii) 554,890 shares, or (iii) such number of shares determined by the administrator of the 2022 Plan. On January 1, 2023, the number of shares of common stock available for issuance under the 2022 Equity Incentive Plan increased by 554,890 shares as a result of the evergreen provision.

(4)

The number of shares of common stock reserved for issuance under the 2021 Employee Stock Purchase Plan will automatically increase annually on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022, and continuing until (and including) the fiscal year ending December 31, 2031 by the lesser of (i) 110,080 shares, (ii) 1% of the total number of shares of common stock outstanding on December 31st of the immediately preceding fiscal year and (iii) the number of shares as may be determined by the board of directors. On January 1, 2023, the number of shares of common stock available for issuance under the 2021 Employee Stock Purchase Plan increased by 110,080 shares as a result of the evergreen provision.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Audit Committee has the primary responsibility for the review and approval of any “related person transaction,” which is any transaction, arrangement or relationship (or series of similar transactions, arrangements or relationships) in which we are, were or will be a participant and the amount involved exceeds $120,000, and in which the related person has, had or will have a direct or indirect material interest. We have adopted a formal, written policy which sets forth the policies and procedures for the review and approval or ratification of related person transaction by the Audit Committee. The Audit Committee will consider all relevant facts and circumstances, including but not limited to whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated third party and the extent of the related person’s interest in the transaction.

A related person transaction does not include the compensation arrangements with our directors and executive officers that are described elsewhere in this proxy statement. The related party transactions described below reflect all such transactions since January 1, 2022, and have all been approved pursuant to our existing related party transaction policy.

Pfizer, Inc. License Agreement

In December 2020, we entered into the Pfizer License Agreement, which was amended and became effective in March 2021. Pursuant to this agreement, we incurred a combined $25.0 million, consisting of an upfront cash payment of $5.0 million and the issuance of 12,152,145 shares of Series B convertible preferred stock, which was converted into 1,911,015 shares of its common stock upon our IPO in October 2021, with a value of $20.0 million to Pfizer. We are also obligated to pay future contingent payments and royalties under the Pfizer License Agreement.

On October 6, 2022, we entered into the A&R License Agreement, with Pfizer, which amends and restates the Pfizer License Agreement. In accordance with the terms of the A&R License Agreement, the Company issued 2,229,654 shares of its common stock in October 2022, paid $8.0 million to Pfizer in January 2023 and issued 1,811,594 shares of its common stock in March 2023.

Pfizer owns more than 10% of Pyxis Oncology and is considered the principal owner of our company. During the years ended December 31, 2023 and 2022, we incurred $0 and $17.2 million, respectively, of research and development expenses towards licensing fees.

The University of Chicago Agreement

In April 2020, we entered into the University License Agreement, as well as a sponsored research agreement, with the University. Under the terms of the license, we have the global right to develop and commercialize products that are covered by a valid claim of a licensed patent, incorporate or use the licensed know-how and materials or are known to assess, modulate or utilize the activity of certain specified biological targets. In partial consideration for the license from the University, we issued to the University 48,919 shares of its common stock in 2020.

Pursuant to the University License Agreement, we are obligated to pay potential development and commercial milestones of up to $7.7 million as well as running royalties on net sales of licensed products at varying rates ranging from less than a percent to the low single digits, subject to a minimum annual royalty of up to $3.0 million during certain years following the effective date. We are also obligated to pay the University a percentage of certain sublicensing revenue ranging from low- to mid-teens based on the date of entering into the applicable sublicense.

We incurred $0.2 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively, with regards to the University License Agreement.

Voxall Joint Venture

In March 2021, we formed a joint venture company, Voxall, with Alloy to leverage our technology and Alloy’s ATX-Gx™ platform and antibody discovery services. Both Allow and Pyxis Oncology contributed $50,000 each to Voxall along with certain license in 2021. We did not incur expenses during the years ended December 31, 2023 and 2022 with regards to Voxall. The board of directors of Voxall decided to dissolve the joint venture in February 2024.

See Note 20, Subsequent Events, within our Notes to Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of developments regarding Voxall subsequent to the balance sheet date and prior to the filing of this Annual Report on Form 10-K for the year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by Ernst & Young LLP (“EY”), our independent public accounting firm, for the years ended December 31, 2023 and 2022. EY has audited our financial statements since 2021.

	Fiscal Year 2023 ($)	Fiscal Year 2022 ($)
Audit fees	$864,377	$609,453
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$864,377	$609,453

Audit fees consist of fees for professional services rendered for the annual audit of our consolidated financial statements included in our Annual Report on Form 10-K, reviews of the interim consolidated financial statements included in our Form 10-Q Quarterly Reports, consents and procedures related to our registration statements filed with the SEC, comfort letters for equity offerings, and services that are normally provided in connection with the consolidated financial statement audit.

There were no tax fees billed by EY for the years ended December 31, 2023 and 2022.

Determination of Independence

In considering the nature of the services provided by our independent registered public accounting firm, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with our independent registered public accounting firm and our management to determine that they are permitted under the rules and regulations concerning auditor independence.

Pre-Approval Policy

According to policies adopted by the Audit Committee and ratified by our board of directors, to ensure compliance with the SEC’s rules regarding auditor independence, all audit and non-audit services to be provided by our independent registered public accounting firm must be pre-approved by the Audit Committee. Pre-approval may also be given as part of the audit committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the audit committee’s members, but the decision must be reported to the full audit committee at its next scheduled meeting.

Our Audit Committee pre-approved all services provided by EY during the years ended December 31, 2023 and 2022 in accordance with this policy.

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
(3)
Exhibits:

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated May 23, 2023, by and among Pyxis Oncology, Inc., Ascent Merger Sub Corp., and Apexigen Inc.	8-K	001-40881	2.1	May 24, 2023
3.1	Amended and Restated Certificate of Incorporation of Pyxis Oncology, Inc.	10-Q	001-40881	3.1	November 15, 2021
3.2	Amended and Restated Bylaws of Pyxis Oncology, Inc.	10-Q	001-40881	3.1	November 15, 2021
4.1	Description of registrant’s securities	10-K	001-40881	4.1	March 22, 2023
4.2	Form of Pyxis Oncology Warrant #1 (common stock purchase warrant of Apexigen assumed by Pyxis Oncology in connection with the Merger on August 23, 2023)	POS AM	333-272510	4.2	August 23, 2023
4.3	Form of Pyxis Oncology Warrant #2 (placement agent common stock purchase warrant of Apexigen assumed by Pyxis Oncology in connection with the Merger on August 23, 2023)	POS AM	333-272510	4.3	August 23, 2023
4.4	Warrant Assumption Agreement, dated August 23, 2023, by and among Apexigen and Pyxis Oncology	POS AM	333-272510	4.4	August 23, 2023
4.5	Amended and Restated Warrant Agreement, dated July 29, 2022, by and between Brookline Capital Acquisition Corp. (“BCAC”) and Continental Stock Transfer and Trust Company (“Continental”) which includes a form of warrant certificate for the Pyxis Oncology Warrant #3 (warrant of BCAC assumed by Apexigen in connection with its business combination with BCAC, assumed by Pyxis Oncology in connection with the Merger on August 23, 2023	POS AM	333-272510	4.5	August 23, 2023
4.6	Warrant Assignment, Assumption and Amendment Agreement, dated August 23, 2023, by and among Apexigen (as successor to BCAC), Pyxis Oncology and Broadridge Corporate Issuer Solutions, LLC (as successor to Continental).	POS AM	333-272510	4.6	August 23, 2023
4.7	Form of Pyxis Oncology Warrant #4 (warrant of Epitomics, Inc. (“Epitomics”) assumed by Apexigen in connection with its spin-out from Epitomics, assumed by Pyxis Oncology in connection with the Merger on August 23, 2023	POS AM	333-272510	4.7	August 23, 2023
4.8	Form of Pre-Funded Warrant	8-K	001-40881	4.1	February 28, 2024
10.1	Amended and Restated Investor Rights Agreement, dated March 5, 2021	S-1/A	333-259627	10.1	October 1, 2021
10.2+	Form of Indemnification Agreement	S-1/A	333-259627	10.2	October 4, 2021
10.3+	Employment Agreement between Pyxis Oncology, Inc. and Lara Sullivan, M.D.	S-1/A	333-259627	10.3	October 4, 2021
10.4+	Pyxis Oncology, Inc. 2019 Equity Incentive Plan	S-8	333-260441	4.3	October 22, 2021
10.5+	Pyxis Oncology, Inc. 2021 Equity Incentive Plan	S-8	333-260441	4.4	October 22, 2021
10.6+	Pyxis Oncology, Inc. Employee Stock Purchase Plan	S-8	333-260441	4.5	October 22, 2021
10.7†	License Agreement by and between Pyxis Oncology, Inc. and Pfizer Inc., dated December 8, 2020	S-1	333-259627	10.7	September 17, 2021
10.8†	Amendment No. 1 to License Agreement by and between Pyxis Oncology, Inc. and Pfizer Inc., dated March 22, 2021	S-1	333-259627	10.8	September 17, 2021
10.9†	Exclusive License Agreement between the University of Chicago and Pyxis Oncology for Cancer Immunotherapy Technology, dated April 16, 2020	S-1	333-259627	10.9	September 17, 2021
10.10†	License Agreement between Pyxis Oncology, Inc. and LegoChem Biosciences Inc., dated December 1, 2020	S-1	333-259627	10.10	September 17, 2021
10.11†	First Amendment to License Agreement between Pyxis Oncology, Inc. and LegoChem Biosciences Inc., dated February 25, 2021	S-1	333-259627	10.11	September 17, 2021
10.12†	Opt-In, Investment and Additional Consideration Agreement between Pyxis Oncology, Inc. and LegoChem Biosciences, Inc., dated December 1, 2020	S-1	333-259627	10.12	September 17, 2021
10.13	Amendment to Opt-In, Investment and Additional Consideration Agreement between Pyxis Oncology, Inc. and LegoChem Biosciences, Inc., dated August 2, 2021	S-1/A	333-259627	10.13	October 1, 2021

10.14†	Collaboration Agreement by and among Pyxis Oncology, Inc., Alloy Therapeutics, Inc. and Voxall Therapeutics, LLC., dated March 30, 2021	S-1/A	333-259627	10.14	October 1, 2021
10.15	Lease by and between B9 LS Harrison & Washington LLC and Pyxis Oncology, Inc., dated September 29, 2021.	S-1/A	333-259627	10.15	October 1, 2021
10.16+	Employment Agreement between Pyxis Oncology, Inc. and Pamela Connealy.	S-1/A	333-259627	10.16	October 4, 2021
10.17+	Employment Agreement between Pyxis Oncology, Inc. and Jay Feingold, M.D.	S-1/A	333-259627	10.17	October 4, 2021
10.18†	License Agreement, dated March 28, 2022 between the registrant and Biosion USA, Inc.	10-Q	001-40881	10.1	May 13, 2022
10.19†	Amended and Restated License Agreement by and between Pyxis Oncology, Inc. and Pfizer Inc., dated October 6, 2022	10-Q	001-40881	10.1	November 1, 2022
10.20†	Letter Agreement by and between Pyxis Oncology, Inc. and Pfizer Inc., dated October 14, 2022	10-Q	001-40881	10.2	November 1, 2022
10.21+	Amended Employment Agreement between Pyxis Oncology, Inc. and Lara Sullivan, M.D.	10-K	001-40881	10.21	March 22, 2023
10.22+	Amended Employment Agreement between Pyxis Oncology, Inc. and Pamela Connealy	10-K	001-40881	10.22	March 22, 2023
10.23+	Amended Employment Agreement between Pyxis Oncology, Inc. and Jitu Wadhane	10-K	001-40881	10.23	March 22, 2023
10.24	Amendment No. 1 dated March 16, 2023 to Amended and Restated License Agreement by and between Pyxis Oncology, Inc. and Pfizer Inc., dated October 14, 2022	10-K	001-40881	10.24	March 22, 2023
10.25†	Amendment No. 1 to License Agreement, dated March 28, 2022 between the registrant and Biosion USA, Inc.	10-K	001-40881	10.25	March 22, 2023
10.26†	Amendment No. 2 to License Agreement, dated March 28, 2022 between the registrant and Biosion USA, Inc.	10-K	001-40881	10.26	March 22, 2023
10.27†	Amendment No. 3 to License Agreement, dated March 28, 2022 between the registrant and Biosion USA, Inc.	10-K	001-40881	10.27	March 22, 2023
10.28†	Amendment No. 4 to License Agreement by and between Pyxis Oncology, Inc. and Biosion USA, Inc. Dated May 17, 2023	10-Q	001-40881	10.1	August 11, 2023
10.29+	Apexigen, Inc. 2010 Equity Incentive Plan.	S-8 POS	333-272510	4.3	August 23, 2023
10.30+	Apexigen, Inc. 2020 Equity Incentive Plan.	S-8 POS	333-272510	4.4	August 23, 2023
10.31+	Apexigen, Inc. 2022 Equity Incentive Plan.	S-8 POS	333-272510	4.5	August 23, 2023
10.32†	Securities Purchase Agreement, dated February 26, 2024, by and among Pyxis Oncology, Inc. and each of the purchasers as party thereto	8-K	001-40881	10.1	February 28, 2024
10.33	Form of Registration Rights Agreement	8-K	001-40881	10.2	February 28, 2024
10.34+†	Amended Employment Agreement between Pyxis Oncology, Inc. and Ken Kobayashi, M.D.					X
10.35	Dissolution Agreement by and among Pyxis Oncology, Inc., Alloy Therapeutics, Inc. and Voxall Therapeutics, LLC., dated February 6, 2024					X
21.1	List of Subsidiaries					X
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)					X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97	Pyxis Oncology, Inc. Clawback Policy					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Pyxis Oncology, Inc.

Date: March 21, 2024	By:	/s/ Lara Sullivan
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

Name	Title	Date

/s/ Lara Sullivan	President, Chief Executive Officer and Director	March 21, 2024
Lara Sullivan, M.D.	(Principal Executive Officer)

/s/ Pamela Connealy	Chief Financial Officer and Chief Operating Officer	March 21, 2024
Pamela Connealy	(Principal Financial Officer)

/s/ Jitendra Wadhane	Chief Accounting Officer	March 21, 2024
Jitendra Wadhane	(Principal Accounting Officer)

/s/ John Flavin	Chairman of the Board of Directors	March 21, 2024
John Flavin

/s/ Thomas Civik	Director	March 21, 2024
Thomas Civik

/s/ Darren Cline	Director	March 21, 2024
Darren Cline

/s/ Freda Lewis-Hall, M.D.	Director	March 21, 2024
Freda Lewis-Hall, M.D.

/s/ Rachel Humphrey, M.D.	Director	March 21, 2024
Rachel Humphrey, M.D.

/s/ Jakob Dupont, M.D.	Director	March 21, 2024
Jakob Dupont, M.D.

/s/ Santhosh Palani, Ph.D., CFA	Director	March 21, 2024
Santhosh Palani, Ph.D., CFA

PYXIS ONCOLOGY, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Pyxis Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pyxis Oncology, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Boston, Massachusetts

March 21, 2024

PYXIS ONCOLOGY, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$9,664	$179,293
Marketable debt securities, short-term	109,634	—
Restricted cash	1,472	1,472
Prepaid expenses and other current assets	3,834	5,847
Total current assets	124,604	186,612
Property and equipment, net	11,872	11,165
Intangible assets, net	24,308	—
Operating lease right-of-use assets	12,942	13,602
Total assets	$173,726	$211,379
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,896	$7,097
Accrued expenses and other current liabilities	12,971	24,537
Operating lease liabilities, current portion	1,232	—
Deferred revenue	7,660	—
Total current liabilities	25,759	31,634
Operating lease liabilities, net of current portion	20,099	18,921
Deferred tax liability, net	2,164	—
Total liabilities	48,022	50,555
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 190,000,000 shares authorized; 44,754,853 and 35,110,016 shares issued as of December 31, 2023 and 2022, respectively, 44,754,853 and 34,958,730 shares outstanding as of December 31, 2023 and 2022, respectively	45	34
Additional paid-in capital	411,821	373,225
Accumulated other comprehensive income	63	—
Accumulated deficit	(286,225)	(212,435)
Total stockholders’ equity	125,704	160,824
Total liabilities and stockholders’ equity	$173,726	$211,379

The accompanying notes are an integral part of these consolidated financial statements.

PYXIS ONCOLOGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$49,586	$86,129
General and administrative	32,610	37,352
Total operating expenses	82,196	123,481
Loss from operations	(82,196)	(123,481)
Other income, net:
Interest and investment income	6,630	2,764
Sublease income	1,776	—
Total other income, net	8,406	2,764
Net loss	$(73,790)	$(120,717)
Net loss per common share - basic and diluted	$(1.85)	$(3.65)
Weighted average shares of common stock outstanding - basic and diluted	39,904,603	33,033,081
Other comprehensive income:
Net unrealized gain on marketable debt securities	63	—
Other comprehensive income	63	—
Comprehensive loss	$(73,727)	$(120,717)

The accompanying notes are an integral part of these consolidated financial statements.

PYXIS ONCOLOGY, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2022	34,958,730	$34	$373,225	$—	$(212,435)	$160,824
Issuance of common stock to Pfizer Inc. (Refer to Note 4)	1,811,594	2	4,998	—	—	5,000
Shares issued pursuant to at-the-market (“ATM”) program, net of commission	1,001,208	1	6,121	—	—	6,122
Issuance of shares upon acquisition of Apexigen, Inc. (“Apexigen”) (Refer to Note 3)	4,344,435	4	10,728	—	—	10,732
Stock options exercised	83,235	—	120	—	—	120
Issuance of restricted common stock, net of tax withholdings	2,476,301	4	(449)	—	—	(445)
Issuance of common stock under employee stock purchase plan (“ESPP”)	79,350	—	132	—	—	132
Stock-based compensation	—	—	16,946	—	—	16,946
Net unrealized gain on marketable debt securities	—	—	—	63	—	63
Net loss	—	—	—	—	(73,790)	(73,790)
Balance at December 31, 2023	44,754,853	$45	$411,821	$63	$(286,225)	$125,704

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2021	32,222,881	$32	$352,999	$—	$(91,718)	$261,313
Issuance of common stock to Pfizer Inc. (Refer to Note 4)	2,229,654	2	4,279	—	—	4,281
Stock options exercised	73,841	—	183	—	—	183
Issuance of restricted common stock	432,354	—	—	—	—	—
Stock-based compensation	—	—	15,764	—	—	15,764
Net loss	—	—	—	—	(120,717)	(120,717)
Balance at December 31, 2022	34,958,730	$34	$373,225	$—	$(212,435)	$160,824

The accompanying notes are an integral part of these consolidated financial statements.

PYXIS ONCOLOGY, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022
Operating activities
Net loss	$(73,790)	$(120,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,927	709
Stock-based compensation	16,946	15,764
Non-cash research and development expenses	—	9,281
Non-cash lease expense	660	1,127
Accretion of discount on marketable debt securities	(4,788)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,532	(3,381)
Accounts payable	(3,507)	(8,328)
Accrued expenses and other current liabilities	(14,097)	11,951
Operating lease liabilities	2,410	4,259
Deferred revenue	998	—
Net cash used in operating activities	(70,709)	(89,335)
Investing activities
Cash acquired in acquisition of Apexigen, Inc.	6,660	—
Redemption of marketable debt securities	92,048	—
Purchase of marketable debt securities	(196,831)	—
Purchase of property and equipment	(6,726)	(6,399)
Net cash used in investing activities	(104,849)	(6,399)
Financing activities
Proceeds from shares issued under ATM, net of commission	6,122	—
Tax withholding payments related to net settlement of restricted common stock	(445)	—
Proceeds from the exercise of stock options	120	183
Proceeds from the sale of stock under employee stock purchase plan	132	—
Net cash provided by financing activities	5,929	183
Net decrease in cash, cash equivalents, and restricted cash	(169,629)	(95,551)
Cash, cash equivalents and restricted cash at beginning of year	180,765	276,316
Cash, cash equivalents and restricted cash at end of period	$11,136	$180,765
Supplemental cash flow information:
Cash received for interest	$2,419	$2,166
Cash paid for taxes	$48	$17
Noncash operating, investing and financing activities:
Shares, warrants, and replacement stock options and restricted stock units issued for acquisition of Apexigen, Inc.	$10,732	$—
Property and equipment in accounts payable and accrued expenses	$237	$4,479
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$14,497
Issuance of common stock to Pfizer Inc. (Refer to Note 4)	$5,000	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$9,664	$179,293
Restricted cash	1,472	1,472
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$11,136	$180,765

The accompanying notes are an integral part of these consolidated financial statements.

PYXIS ONCOLOGY, INC.

Notes to Consolidated Financial Statements

1. Description of Business

Nature of Business

Pyxis Oncology, Inc. (the “Company”), a Delaware corporation, was founded in June 2018 and launched its operations in July 2019. The Company is a clinical stage company focused on defeating difficult-to-treat cancers. The Company is efficiently building next-generation therapeutics that hold the potential for mono and combination therapies. The Company's therapeutic candidates are designed to kill tumor cells and to address the underlying pathologies created by cancer that enable its uncontrollable proliferation and immune evasion. The Company's antibody-drug conjugates (“ADCs”) and immuno-oncology (“IO”) programs employ novel and emerging strategies to target a broad range of solid tumors resistant to current standards of care.

The Company has one operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of assessing performance and allocating resources.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Company’s fiscal year ends on December 31 and its first three quarters end on March 31, June 30 and September 30. The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The consolidated financial statements include the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

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

Liquidity

As of December 31, 2023, the Company had an accumulated deficit of $286.2 million. The Company has incurred losses and negative cash flows from operations since inception, including net losses of $73.8 million and $120.7 million for the years ended December 31, 2023 and 2022, respectively.

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

The Company currently expects that its existing cash, cash equivalents and short-term investments of $119.3 million as of December 31, 2023 will fund its operating expenses and capital requirements at least twelve months from the date these audited consolidated financial statements are issued. Additional funding may be necessary to fund future clinical and preclinical activities.

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

Risks and Uncertainties

The Company is subject to risks common to early-stage companies in the biopharmaceutical industry including, but not limited to, uncertainties related to commercialization of products, regulatory approvals, dependence on key suppliers for active ingredients and third-party service providers such as contract development and manufacturing organizations (“CDMOs”), protection of intellectual property rights and the ability to make milestone, royalty or other payments due under any license, collaboration or supply agreements.

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

Cash and Cash Equivalents

The Company considers all short term, highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist primarily of money market funds as of December 31, 2023 and 2022.

Investments

Short-term investments consist of U.S. Treasury securities with original maturities greater than three months. The Company may sell investments at any time for use in current operations even if the investments have not yet reached maturity. As a result, the Company classifies its investments as current assets. All investments have been classified as available-for-sale marketable debt securities. Marketable debt securities are recorded at fair value, with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of operations and comprehensive loss, until realized. The fair value of these securities is determined based upon quoted market prices at period end. Premiums paid or discounts received at the time of purchase of marketable securities, are amortized to interest and investment income over the terms of the related securities. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

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

There have been no impairment or credit losses recognized during the periods presented in the accompanying consolidated statements of operations and comprehensive loss.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property and equipment and operating lease right-of-use assets, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. Management then determines whether the remaining useful life continues to be appropriate, or whether there has been an impairment of long-lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets’ recovery. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company recognized no impairment losses for the years ended December 31, 2023 and 2022.

Business Combinations

The Company determines whether a transaction or other event is a business combination by determining whether the assets acquired and liabilities assumed constitutes a business. Business combinations are accounted for by applying the acquisition method as set out by ASC 805, Business Combinations (“ASC 805”). The acquisition method of accounting requires the acquirer to recognize and measure all identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values, with certain exceptions for specific items.

Goodwill is measured as the excess of the consideration transferred in the business combination over the net acquisition date amounts of the identifiable assets acquired and the liabilities assumed. Alternatively, if the acquisition date amounts of the identifiable assets acquired and the liabilities assumed exceeds the consideration transferred, a gain on bargain purchase is recognized in the consolidated statements of operations and comprehensive loss. The consideration transferred in a business combination is measured as the sum of the fair values of the assets transferred, the liabilities incurred to former owners of the target and the equity interests issued.

The results of operations of businesses acquired by the Company are included in the Company’s consolidated statements of operations and comprehensive loss from the respective acquisition date.

Where the acquirer exchanges its share-based payment awards for awards held by grantees of the acquiree, such exchanges are treated as a modification of share-based payment awards and are referred to as replacement awards. The replacement awards are measured as of the acquisition date and the portion of the fair-value-based measure of the replacement award that is attributable to pre-combination service is considered part of the consideration transferred. For awards with service-based vesting conditions only, the amount attributable to pre-combination service is the fair-value-based measure of the acquiree award multiplied by the ratio of the employee’s pre-combination service period to the greater of the total service period or the original service period of the acquiree award.

Acquisition-related costs, including advisory, legal and other professional fees and administrative fees are expensed as incurred except for the costs of issuing equity securities, which are recognized as a reduction to the amounts recognized in the consolidated statements of stockholders' equity for the respective equity issuance.

Intangible Assets, Net

Acquired In-Process Research & Development

The Company’s indefinite-lived intangible assets consist of in-process research and development (“IPR&D”), which were acquired in connection with the acquisition of Apexigen. IPR&D represents the fair value assigned to research and development projects acquired which are in-process, but not yet completed at the time of acquisition. The primary basis for determining the completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region.

The Company classifies IPR&D acquired in a business combination as an indefinite-lived intangible asset until the associated research and development efforts are either completed or abandoned. IPR&D becomes definite-lived upon the completion or abandonment of the associated research and development efforts. Indefinite-lived intangible assets are not amortized, but evaluated for impairment on an annual basis or more frequently if an indicator of impairment is identified. All research and development costs incurred subsequent to the acquisition of IPR&D are expensed as incurred.

Definite-Lived Intangible Assets

Definite-lived intangible assets are recorded at cost, net of accumulated amortization, and, if applicable, impairment charges. Definite-lived intangible assets consist of retained royalty rights under certain Apexigen agreements. The useful lives of these royalty rights are 3- and 13-years, which were determined based on the terms and conditions underlying the licensing agreements and the expected uses of the assets by the Company. Amortization of defined-lived intangible assets is recorded over the assets’ estimated useful lives on a straight-line basis and is included as part of “Research and development” within the accompanying consolidated statements of operations and comprehensive loss.

Impairment of Intangible Assets

The Company evaluates its intangible assets, including both acquired IPR&D and definite-lived intangible assets, for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If the projected undiscounted cash flows of the intangible asset are less than the carrying amount, the intangible asset is written down to its fair value in the period in which the impairment occurs. The Company recognized no impairment losses for the year ended December 31, 2023. The Company had no intangible assets during the year ended December 31, 2022.

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

Warrants

The Company accounts for warrants to purchase shares of its common stock in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The Company classifies warrants issued for the purchase of shares of its common stock as either equity or liability instruments based on an assessment of the specific terms and conditions of each respective contract. The assessment considers whether the warrants are freestanding financial instruments or embedded in a host instrument, whether the warrants meet the definition of a liability pursuant to ASC 480, whether the warrants meet the definition of a derivative under ASC 815, and whether the warrants meet all of the requirements for equity classification under ASC 815. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants classified as liabilities are recognized as a non-cash gain or loss in the consolidated statements of operations and comprehensive loss.

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

Revenue Recognition

The Company recognizes revenue based on guidance under ASC 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue is recognized when the customer obtains control of the promised goods or services, at an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company has not commenced sales of its drug candidates and does not have any products approved for marketing as of December 31, 2023.

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

Stock-Based Compensation

The Company maintains an equity incentive plan as a long-term incentive for employees, consultants and directors. The Company accounts for all stock-based awards granted to employees and non-employees based on their fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The grant date fair value of the stock-based awards with graded vesting is recognized on a straight-line basis over the requisite service period. The Company recognizes forfeitures related to stock-based compensation awards as they occur and reverses any previously recognized compensation cost associated with forfeited awards in the period the forfeiture occurs. The Company classifies stock-based compensation expense in the consolidated statements of operations and comprehensive loss in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified.

The Company values its stock options with service conditions using the Black-Scholes option-pricing model. The Company uses certain assumptions to determine fair value of the stock options pursuant to the Black-Scholes option-pricing model, including the expected life of the award, volatility of the underlying shares, the risk-free interest rate, expected dividend yield and the fair value of the Company’s common stock. Since the Company lacks sufficient historical option exercise data to provide a reasonable basis upon which to estimate the expected term, the Company uses the simplified method described in the U.S. Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”), to determine the expected life of the option grants. The Company lacks sufficient company-specific historical and implied volatility information. Therefore, the Company estimates the expected stock volatility based on the historical volatility of a publicly traded set of peer companies. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the equity award. As the Company has never paid and does not anticipate paying cash dividends on its common stock, the expected dividend yield is considered as zero.

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

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. The amendments require disclosure of incremental segment information on an annual and interim basis. The amendments also require companies with a single reportable segment to provide all disclosures required by this amendment and all existing segment disclosures in Accounting Standards Codification 280, Segment Reporting. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company is currently evaluating the new standard and expects it to have no material impact on the Company's consolidated financial statements and related disclosures.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes - Improvements to Income Tax Disclosures. The amendments require (i) enhanced disclosures in connection with an entity's effective tax rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the new standard and expects it to have no material impact on the Company's consolidated financial statements and related disclosures.

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

On August 23, 2023 (the “Closing Date”), the Company completed the acquisition of Apexigen contemplated by the Merger Agreement, pursuant to which, Merger Sub merged with and into Apexigen, with Apexigen surviving as a wholly owned subsidiary of the Company (the “Merger”). The Company issued 4,344,435 shares of its common stock to Apexigen stockholders. The Merger expanded the Company's pipeline with the addition of sotigalimab (now PYX-107), a CD40 agonist with demonstrated anti-cancer activity in patients who previously progressed on PD-(L)1 inhibitors, and enhanced the Company’s ADC capabilities with an addition of the commercially and clinically validated APXiMAB platform to generate novel antibodies that can be optimized for targeted payload delivery.

Under the Merger Agreement, each share of Apexigen common stock outstanding as of the Closing Date was automatically converted into the right to receive 0.1725 shares of the Company’s common stock (“Exchange Ratio”). Additionally, each outstanding stock option, restricted stock unit (“RSU”) and warrant issued by Apexigen was assumed and converted into stock options, RSUs and warrants to acquire the Company’s common stock, on substantially similar terms and conditions as were applicable under such Apexigen equity plans (collectively, the “Replacement Awards”) and warrant agreements. The number of stock options, RSUs and warrants and their respective exercise prices were adjusted by the Exchange Ratio.

The Company accounted for the Merger as a business combination using the acquisition method in accordance with ASC 805. Under the acquisition method of accounting, the Company was identified as the acquirer, with Apexigen as the acquiree, and August 23, 2023 was determined as the acquisition date. Accordingly, the assets acquired and liabilities assumed are recorded at their estimated fair value on the date of acquisition. Apexigen’s results of operations have been included in the consolidated statements of operations and comprehensive loss since the date of acquisition and were not material to the Company’s results of operations for the year ended December 31, 2023.

The consideration transferred for Apexigen includes the shares issued by the Company to former Apexigen stockholders, the fair value of replacement awards (both stock options and RSUs) of the Company granted to Apexigen grantholders attributable to pre-combination service and the fair value of Apexigen warrants converted to the Company’s warrants.

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

(ii)

At the Closing Date, the Company replaced 4,128,809 Apexigen stock options and 200,000 Apexigen RSUs with approximately 712,181 Pyxis Oncology stock options (“Replacement Options”) and 34,500 Pyxis Oncology RSUs (“Replacement RSU Awards”). The acquisition date fair value of the Replacement Options was determined by the Black-Scholes option-pricing model and the acquisition date fair value attributable to the pre-combination services of $0.1 million is included in the purchase price.

(iii)

At the Closing Date, the Company replaced approximately 5,815,613 Apexigen warrants with approximately 1,003,191 Pyxis Oncology warrants (“Replacement Warrants”). The acquisition date fair value of the Replacement Warrants is $0.6 million, which was determined using the Black-Scholes option-pricing model and is included in the purchase price.

The following table summarizes the preliminary acquisition date fair value of the assets acquired and liabilities assumed (in thousands):

Amount
Assets acquired:
Cash and cash equivalents	$6,660
Prepaid expenses and other current assets	519
Intangible assets, net	24,458
Total identifiable assets	$31,637

Liabilities assumed:
Accounts payable	(4,548)
Accrued liabilities	(7,531)
Deferred tax liability, net	(2,164)
Deferred revenue	(6,662)
Total identifiable liabilities	(20,905)

Net assets acquired	$10,732

The assets acquired and liabilities assumed were measured based on management’s estimates of the fair value as of the acquisition date. Intangible assets, net includes both IPR&D and definite-lived intangible assets acquired as part of the Merger. IPR&D represents Apexigen's research and development assets, which were in-process, but not yet completed, and which the Company has the opportunity to advance. The definite-lived intangible assets represent royalty rights under certain Apexigen out-licensing agreements that were assumed by the Company upon the Merger Agreement.

The fair value of the intangible assets, including both royalty rights and IPR&D acquired, was determined using the income approach. Under this method, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows attributable to the intangible asset. The fair value measurements were primarily based on significant inputs not observable in the market and thus represent a Level 3 measurement. The estimates the Company uses are consistent with the plans and estimates that it uses to manage its business. Significant assumptions utilized in the Company’s income approach model include the discount rate, timing of clinical studies and regulatory approvals, the probability of success of its research and development programs, timing of commercialization of these programs, forecasted sales, selling, general and administrative expenses, capital expenditures, as well as anticipated growth rates.

Deferred tax liabilities, net of $2.2 million relates to the IPR&D acquired as part of the Merger.

The fair value estimates for the intangible assets are considered provisional and subject to adjustment during the measurement period, not to exceed one year after the date of acquisition, as additional information becomes available and as additional analyses are performed.

The Company incurred transaction related costs of $1.7 million for the year ended December 31, 2023. All transaction related costs were recognized in general and administrative expenses on the consolidated statements of operations and comprehensive loss. No issuance costs were incurred relating to the issuance of shares to Apexigen stockholders.

Supplemental Pro Forma Information (Unaudited)

On a pro forma basis to give effect to the Merger as if it occurred on January 1, 2022, net loss for the years ended December 31, 2023 and 2022, respectively, would have been as follows:

	Year Ended December 31,
	2023	2022
Net loss	$(97,791)	$(153,207)

The supplemental pro forma net loss includes a pro forma adjustment related to amortization expense for the acquired royalty rights as if the Merger occurred on January 1, 2022.

4. Licensing Agreements

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

The Company assessed the milestone and royalty events under the University License Agreement as of December 31, 2023 and 2022, and determined that no such amounts were required.

Pfizer Inc. Agreements

In December 2020, the Company entered into a license agreement (as amended, the “Pfizer License Agreement”) with Pfizer Inc. (“Pfizer”) for worldwide development and commercialization rights to ADC product candidates directed to certain licensed targets, including PYX-201 and PYX-203, and products containing the ADC product candidates. The Company’s rights are exclusive with respect to certain patents owned or controlled by Pfizer covering the licensed ADCs. The initial licensed targets include CD123 and extra domain B (EDB+FN) and the Company has the option to expand the scope of its license to add additional licensed targets that have not been licensed to a third party or are not the subject of a Pfizer ADC development program. The Pfizer License Agreement became effective for the Company in March 2021. Pursuant to the Pfizer License Agreement, the Company paid a combined $25.0 million for the license fee, consisting of an upfront cash payment of $5.0 million and issued 12,152,145 shares of Series B convertible preferred stock, which was converted into 1,911,015 shares of its common stock upon the initial public offering (“IPO”) in October 2021, with a value of $20.0 million to Pfizer.

On October 6, 2022, the Company entered into an amended and restated license agreement (the “A&R License Agreement”) with Pfizer, which amends and restates the Pfizer License Agreement. Pursuant to the A&R License Agreement, Pfizer granted to the Company exclusive worldwide rights under Pfizer’s Flexible Antibody Conjugation Technology (“FACT”) Platform to develop and commercialize ADC product candidates directed to certain licensed targets, including PYX-201 and PYX-203, and products containing the ADC product candidates. Additional ADC targets may be licensed for a nominal upfront payment and milestones. In accordance with the terms of the A&R License Agreement, the Company issued 2,229,654 shares of its common stock to Pfizer in October 2022, paid $8.0 million to Pfizer in January 2023 and issued 1,811,594 shares of its common stock to Pfizer in March 2023.

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

The Company assessed the milestone and royalty events under A&R License Agreement as of December 31, 2023 and 2022, and determined that no such amounts were required.

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

The Company assessed the milestone and royalty events involving Biosion as of December 31, 2023 and 2022, and determined that no such amounts were required.

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

In addition, as part of the Opt-in Agreement, LegoChem exercised an option to pay $8.0 million to the Company, in exchange for the right to receive a milestone payment (the “Extra Milestone Payment”) of $9.6 million upon the earliest to occur of certain events, including the date of pricing or offer of the first public offering of its common stock or if the Company is the subject of a change in control transaction. Upon the Company's IPO in October 2021, the extra milestone payment event triggered, and the Company paid $9.6 million in January 2022 to LegoChem.

In 2022, the Company stopped the continued development of LCB67, based on review and analysis of data from the toxicity studies, and anticipated clinical use and commercial prospects of anti-DLK1 ADC. Due to stoppage of clinical development of LCB67, no amounts are due and payable related to the manufacturing of the initial quantities of licensed product and no milestone or royalty events are expected.

Acquired Out-Licensing Agreements

In August 2023, the Company completed the acquisition of Apexigen, as detailed in Note 3, Acquisition of Apexigen, and assumed all out-licensing agreements of Apexigen upon the Merger Agreement.

Described below are the out-license relationships and the related agreements under which the Company may receive milestone or royalty payments. The aggregate payments received from these relationships post-acquisition of Apexigen was $1.0 million and the Company has $7.7 million in deferred revenue relating to certain royalty payments as of December 31, 2023, as detailed below.

Beovu and Novartis Antibody Candidate Discovery and Development Agreement

In March 2007, Epitomics (Apexigen's predecessor), entered into an antibody candidate discovery and development agreement with ESBATech AG, or ESBA Tech, in March 2007 (the “ESBATech Agreement”). ESBATech was acquired by Alcon Research, Ltd. ("ARL") in 2009 and later merged with Novartis AG (“Novartis”) in 2011.

Novartis, the successor in interest to ESBATech, has successfully developed and commercialized one of those drug product candidates, brolucizumab-dbll, a single-chain antibody fragment (scFv) targeting all of the isoforms of VEGF-A, which was approved for commercial sale in 2019 and marketed under the brand name Beovu®.

Novartis and its predecessors have paid all upfront fees and milestone payments due under the ESBATech Agreement. Novartis is obligated to pay Apexigen a very low single-digit royalty on net sales of the Beovu® product. However, Novartis has disputed its obligation to pay these royalties on Beovu® sales under this agreement. As a result, the Company determined that any sales-based Beovu® product royalties received under this agreement through December 31, 2023 should be fully constrained. The Company assesses this position at each period end to determine if events or changes in circumstances indicate a change in position. As of December 31, 2023, deferred revenue totaled $7.7 million.

Simcere License and Collaboration Agreement

In December 2008, Epitomics (Apexigen's predecessor) and Jiangsu Simcere Pharmaceutical R&D Co., Ltd. ("Simcere") entered into a license and collaboration agreement (the “Simcere Agreement”) for the development and commercialization of suvemcitug (BD0801) for oncology in China. Suvemcitug is, a humanized anti-VEGF rabbit monoclonal antibody molecule. Under the Simcere Agreement, Simcere has an exclusive, royalty-bearing license (without the right to sublicense) to rights in certain intellectual property to develop and commercialize suvemcitug in the field of oncology therapeutics in China.

Simcere granted the Company a non-exclusive, royalty-free, worldwide license (without the right to sublicense) to improvements derived from suvemcitug using the intellectual property the Company licensed to Simcere. Simcere is obligated to pay the Company milestone payments for achievement of certain clinical development milestones and low to high single-digit percentage royalties on net sales of suvemcitug in China until 15 years after the first commercial sale of suvemcitug. The Company assessed the milestone and royalty events involving Simcere as of December 31, 2023 and determined that no such amounts were receivable.

T-Mab/Mabwell Agreement

In May 2008, Epitomics (Apexigen's predecessor) and Jiangsu T-Mab Biotechnology Ltd., Co. (“T-Mab”) entered into a license, co-development and contract manufacture agreement (the “T-Mab Agreement”) for the development and commercialization of therapeutic candidates, each directed to a specified target for specified fields, including VEGF for the treatment of ocular diseases, in China. Mabwell (Shanghai) Bioscience Co., Ltd. (“Mabwell”) acquired T-Mab in 2015.

Under the agreement, Mabwell was granted an exclusive, royalty-bearing, perpetual license (without the right to sublicense) to rights in certain intellectual property to develop and commercialize such therapeutic candidates. Mabwell is obligated to pay the Company a mid-single-digit percentage royalty on net sales of such therapeutic candidates in China. The royalty term for 9MW0211, an anti-VEGF antibody licensed under the T-Mab Agreement, will begin on the first commercial sale in China. The Company assessed the milestone and royalty events involving Mabwell as of December 31, 2023 and determined that no such amounts were receivable.

Toray Sublicense Agreement

In May 2012, Epitomics (Apexigen's predecessor) and Toray Industries, Inc. (“Toray”), entered into a non-exclusive sublicense agreement (the “Toray Agreement”) under which Epitomics granted Toray a non-exclusive, worldwide sublicense, with the right to grant further sublicenses, to develop and commercialize drug product candidates that Toray developed using antibodies created using the APXiMAB platform that target certain molecules to use in the development of its drug product candidates. Under the Toray Agreement, Toray paid an upfront fee, and agreed to pay certain development- and regulatory-related milestone payments and a low single-digit percentage royalty on net sales of licensed products by Toray or its affiliates. Toray is also obligated to pay the Company a mid-teens percentage of certain payments Toray receives from sublicensees under the Toray Agreement, which payments may limit Toray’s obligations to pay the milestone payments described above. The Toray Agreement continues on a product-by-product and country-by-country basis until 10 years after the first commercial sale of such product in such country. The Company assessed the milestone and royalty events involving Toray as of December 31, 2023 and determined that no such amounts were receivable.

5. Joint Venture

In March 2021, the Company entered into definitive transaction agreements with Alloy Therapeutics, Inc. (“Alloy”) and Voxall Therapeutics, LLC (“Voxall”), to finance and operate Voxall, a joint venture company formed in collaboration with Alloy to leverage the Company’s technology and Alloy’s ATX-Gx™ platform and antibody discovery services. Voxall granted to the Company and Alloy, 50% of the voting membership units of Voxall in exchange for certain contributions, including $50 thousand from both the Company and Alloy.

The Company accounted for the investment in Voxall under the equity method of accounting and recognizes its share of losses of Voxall only to the extent of the carrying value of its investment in Voxall.

See Note 20, Subsequent Events, for further discussion of developments regarding Voxall subsequent to the balance sheet date and prior to the filing of this Annual Report on Form 10-K for the year ended December 31, 2023.

6. Fair Value Measurements

The following tables present the financial instruments carried at fair value on a recurring basis as of December 31, 2023 and 2022, respectively, in accordance with the FASB ASC 820 hierarchy (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$8,360	$—	$—	$8,360
Marketable debt securities
U.S. Treasury securities	109,634	—	—	109,634
Total	$117,994	$—	$—	$117,994

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$177,279	$—	$—	$177,279
Restricted Cash
Money market funds	1,472	—	—	1,472
Total	$178,751	$—	$—	$178,751

The Company’s cash equivalents represent deposits in a short-term money market fund quoted in an active market and classified as Level 1 assets. Marketable debt securities include investments in United States Treasury securities and are classified as Level 1 assets as they are valued using quoted prices in active markets. There were no assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2023 and 2022. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2023 and 2022.

7. Marketable Debt Securities

Marketable debt securities, all of which were classified as available-for-sale, consist of the following (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Marketable debt securities
U.S. Treasury securities	$109,571	$71	$(8)	$109,634

As of December 31, 2022, the Company did not have marketable debt securities.

As of December 31, 2023, the remaining contractual terms of the U.S. Treasury securities were less than 12 months. As of December 31, 2023, the Company held one security in an unrealized loss position of $8 thousand and had a fair value of $41.7 million. There were no securities in a continuous unrealized loss position for greater than twelve months at December 31, 2023.

To date, we have not recognized any allowances for credit losses or impairments in relation to our marketable securities as these securities are comprised of high credit quality, investment grade securities that we do not intend or expect to be required to sell prior to their anticipated recovery, and the decline in fair value of these securities is attributable to factors other than credit losses.

Interest and Investment Income

Interest and investment income consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
Interest income	$1,842	$2,764
Accretion of discount, net	4,788	—
Total interest and investment income	$6,630	$2,764

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2023	2022

Research and development	$2,496	$3,560
Insurance	1,012	1,308
Accrued interest receivable	21	598
Other	305	381
Total prepaid expenses and other current assets	$3,834	$5,847

9. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2023	2022
Leasehold improvements	$10,956	$530
Laboratory equipment	3,395	2,247
Furniture and office equipment	1,123	1,036
Construction in process	—	9,177
	15,474	12,990
Less: accumulated depreciation and amortization	(3,602)	(1,825)
Total property and equipment, net	$11,872	$11,165

Depreciation and amortization expense for the years ended December 31, 2023 and 2022 was $1.8 million and $0.7 million, respectively, of which $1.5 million and $0.7 million, respectively, was included within research and development expenses and $0.3 million and $15 thousand, respectively, was included in general and administrative expenses in the accompanying statements of operations and comprehensive loss.

10. Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

		As of December 31, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Royalty rights	3 - 13 years	$3,494	$(150)	$3,344
IPR&D	Indefinite	20,964	—	20,964
Total		$24,458	$(150)	$24,308

As described in Note 4, Licensing Agreements, the Company assumed all out-licensing agreements of Apexigen upon the completion of the Merger and retains royalty rights under certain Apexigen agreements. The Company recognized a definite-lived intangible asset related to these royalty rights, which was valued using the income approach and adjusted for any potential repayment provisions.

Royalty rights are amortized on a straight-line basis over its useful lives, which are 3- and 13-years, and was determined based on the terms and conditions underlying the licensing agreements and the expected use of the asset by the Company. Useful lives are periodically evaluated to determine whether events or circumstances have occurred which indicate the need for revision.

The weighted-average amortization period of the acquired royalty rights is approximately 8.3 years. Amortization expense was $0.2 million for the year ended December 31, 2023 and was recorded as part of “Research and development” within the accompanying consolidated statements of operations and comprehensive loss. Amortization of intangible assets for the next five years related to the intangible assets held as of December 31, 2023 is estimated to be as follows (in thousands):

Years Ending December 31,	Estimated Amortization Expense
2024	$421
2025	421
2026	322
2027	223
2028	223
Thereafter	1,734
Total	$3,344

IPR&D represents the research and development assets of Apexigen acquired by the Company, which were in-process, but not yet completed, and which the Company has the opportunity to advance. The primary basis for determining the completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. IPR&D becomes definite-lived upon the completion or abandonment of the associated research and development efforts.

The Company had no intangible assets during the year ended December 31, 2022.

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Research and development expenses	$6,594	$17,414
Employee compensation and benefits	5,219	4,238
Legal and professional fees	802	1,794
Other	356	1,091
Total accrued expenses and other current liabilities	$12,971	$24,537

12. Operating Leases

Leases classified as operating leases are included in operating lease right-of-use assets (“ROU”), operating lease liabilities, current portion and operating lease liabilities, net of current portion, in the Company's consolidated balance sheets.

The Company leases its office and facilities in Boston, Massachusetts under a non-cancellable operating lease agreement that continues through December 31, 2032. Under the terms of the lease agreement, the Company is responsible for certain insurance, property taxes and maintenance expenses, which represents the Company’s proportionate share of the actual expenses incurred by the landlord. The operating lease agreement contains scheduled annual rent increases over the lease term.

On February 2, 2023, the Company entered into a sublease agreement for approximately 17,729 square feet of office and laboratory space in the building located at 321 Harrison Avenue, Boston, Massachusetts. The sublease included a rent-free period, with rent payments commencing on May 24, 2023. Under the terms of the sublease, the sublessee is to pay the Company approximately $1.5 million in year one and $1.9 million per year thereafter, which is subject to a 3.0% annual rent increase, plus certain other costs under the sublease, such as operating expenses, taxes, insurance, property management fee and utilities. The Company remains jointly and severally liable under the head lease and accounts for the sublease as an operating lease. The sub-lease term commenced on March 24, 2023 and is expected to end in March 2026. The sublessee has the option to extend the sublease for a one-year period on the same terms and conditions as the current sublease, subject to a change in base rent for the extended period equal to a 3% increase to the then current rent. Upon execution of the sublease agreement, the sublessee provided the Company a security deposit of $0.4 million which is held in the form of a letter of credit. The Company recognized sublease income of $1.8 million for the year ended December 31, 2023.

The Company was not party to any finance leases during the years ended December 31, 2023 and 2022.

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Lease cost
Operating lease cost	$2,666	$1,978
Variable lease cost	753	121
Short-term lease cost	499	1,681
Total lease cost	$3,918	$3,780

Other information
Operating lease right-of-use asset obtained in exchange for new operating lease liabilities	$—	$14,497
Cash paid for amounts included in the measurement of lease liabilities, included in operating cash flows	$2,516	$663
Weighted-average remaining lease term (in years)	9.00	10.00
Weighted-average discount rate	9.40%	9.40%

Variable lease costs primarily relate to common area costs and other operating costs, which are assessed based on the Company’s proportionate share of such costs for the leased premises. Total lease costs are included as operating expenses in the Company’s consolidated statements of operations and comprehensive loss.

Maturities of lease liabilities as of December 31, 2023, were as follows (in thousands):

Years Ending December 31,	Operating Lease Payments	Sublease Receipts	Net Operating Lease Payments
2024	$3,185	$1,844	$1,341
2025	3,278	1,898	1,380
2026	3,375	437	2,938
2027	3,473	—	3,473
2028	3,575	—	3,575
Thereafter	15,383	—	15,383
Total undiscounted payments	$32,269	$4,179	$28,090
Less: present value adjustment	(10,938)
Present value of future payments	21,331
Less: current portion of operating lease liabilities	(1,232)
Operating lease liabilities, net of current portion	$20,099

13. Common Stock Warrants

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

	As of August 23, 2023
Expected volatility	95.0%
Risk-free interest rate	4.36%	-	4.50%
Expected dividend yield	0.00%
Expected term (in years)	3.93	-	4.94

As of December 31, 2023, there were 344,259 warrants outstanding with an exercise price of $8.12 per share, 17,212 warrants outstanding with an exercise price of $10.14 per share and 641,720 warrants with an exercise price of $66.67 per share. Each of the warrants with an exercise price of $66.67 per share will expire on the fifth anniversary of July 29, 2022, or earlier upon redemption or liquidation. Each of the warrants with an exercise price of $8.12 per share and $10.14 per share will expire on July 30, 2028, or earlier upon redemption or liquidation.

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

The Replacement Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such Warrants do not provide any guarantee of value or return. The Company valued the Replacement Warrants at the Acquisition Date using a relative fair value allocation method and recorded as a component of additional paid-in-capital.

14. Stockholders’ Equity

Preferred Stock

As of December 31, 2023, the Company had 10,000,000 authorized shares of preferred stock, with a par value of $0.001 per share. The board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the dividend, dividend rights, conversion rights, voting, redemption terms, liquidation preference and other rights, preferences and privileges of the shares.

There were no issued and outstanding shares of preferred stock as of December 31, 2023 and 2022, respectively.

Common Stock

The Company was authorized to issue up to 190,000,000 shares of common stock as of December 31, 2023 and 2022, respectively, of which 44,754,853 and 35,110,016 shares were issued as of December 31, 2023 and 2022, respectively, and 44,754,853 and 34,958,730 shares were outstanding as of December 31, 2023 and 2022, respectively.

Voting, dividend and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.

Voting—Each holder of outstanding shares of common stock shall be entitled to one vote in respect of each share.

Reserved Shares— The Company reserved the following shares of common stock for issuance:

	December 31,
	2023	2022
Stock options outstanding	5,982,464	5,720,415
Unvested restricted stock awards and units	3,631,431	3,015,387
Shares reserved for future issuance	1,013,840	1,697,166
Common stock warrants	1,003,191	—
Employee stock purchase plan	565,405	534,675
Total	12,196,332	10,967,643

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

During the year ended December 31, 2023, the Company completed the sale of an aggregate of 1,001,208 shares of common stock under the ATM offering program with an average gross sale price of $6.30 per share, resulting in gross proceeds of $6.3 million. The Company paid commissions of $0.2 million to the placement agent under the ATM offering program.

See Note 20, Subsequent Events, for further discussion of sales of the Company's common stock under the ATM offering program subsequent to the balance sheet date and prior to the filing of this Annual Report on Form 10-K for the year ended December 31, 2023.

15. Stock-Based Compensation

2022 Equity Inducement Plan

On July 1, 2022, the Company’s board of directors approved the 2022 Equity Inducement Plan (the “2022 Inducement Plan”), which became effective on that date. The 2022 Inducement Plan allows the Company to make equity-based incentive awards to its officers and employees without stockholder approval pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules, or any successor rule relating to inducement awards. Unless earlier terminated by the Board, 2022 Inducement Plan will terminate on the tenth anniversary of the effective date. The Company has initially reserved 1,400,000 shares of its common stock for the issuance of awards under the 2022 Inducement Plan. As of December 31, 2023, options to purchase 828,432 shares of common stock and 138,871 restricted stock units were outstanding under the 2022 Inducement Plan and 346,443 shares remained available for future issuance under the 2022 Inducement Plan.

2021 Equity Incentive Plan

On September 27, 2021, the Company’s board of directors and stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective on October 7, 2021, when the Company’s registration statement was declared effective by the SEC. The 2021 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company has initially reserved 3,852,807 shares of its common stock for the issuance of awards under the 2021 Plan. The number of shares of common stock reserved for issuance under the 2021 Plan will automatically increase annually on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022, and continuing until (and including) the fiscal year ending December 31, 2031 by the lesser of (i) 5% of the total number of shares of common stock outstanding on December 31st of the immediately preceding fiscal year and (ii) the number of shares as may be determined by the board of directors. On January 1, 2023, the number of shares of common stock available for issuance under the 2021 Plan increased by 1,755,501 shares as a result of the evergreen provision. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive options under the 2021 Plan is 7,705,614. Unless earlier terminated by the Board, the 2021 Plan will terminate on the tenth anniversary of the effective date. As of December 31, 2023, options to purchase 2,037,393 shares of common stock and 2,452,500 restricted stock units were outstanding under the 2021 plan and 537,772 shares remained available for future issuance under the 2021 plan.

2019 Equity Incentive Plan

In 2019, the Company established the 2019 Equity Incentive Plan (the “2019 Plan”), under which the Company is allowed to grant options and restricted stock to its employees and non-employees. The maximum number of shares of common stock reserved for issuance under the 2019 Plan is 4,042,408 shares. Options granted under the 2019 Plan include incentive stock options that can be granted only to the Company’s employees and non-statutory stock options that can be granted to the Company’s employees, consultants, advisors and directors. The 2019 Plan also permits the Company to issue restricted stock awards. Unless earlier terminated by the Board, the 2019 Plan will terminate on the tenth anniversary of the effective date.

Prior to the IPO, the exercise prices, vesting and other restrictions of the awards granted under the 2019 Plan were determined by the board of directors, except that no stock option may be issued with an exercise price less than the fair market value of the common stock at the date of the grant or have a term in excess of ten years. Options granted under the 2019 Plan are exercisable in whole or in part at any time subsequent to vesting. As of December 31, 2023, options to purchase 2,272,833 shares of common stock and 962,390 restricted stock units were outstanding under the 2019 Plan and 52,299 shares remained available for future issuance under the 2019 Plan.

2022 Equity Incentive Plan

Upon the Merger, the Company assumed Apexigen's 2022 Equity Incentive Plan (the “2022 Plan”), which allows the Company to grant options and restricted stock to eligible employees and non-employees. The Company initially reserved 443,912 shares of its common stock for the issuance of awards under the 2022 Plan. The number of shares of common stock reserved for issuance under the 2022 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2023 through January 1, 2032, in an amount equal to the lesser of (i) 0.8625% of the total number of shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase, (ii) 554,890 shares, or (iii) such number of shares determined by the administrator of the 2022 Plan. On January 1, 2023, the number of shares of common stock available for issuance under the 2022 Plan increased by 554,890 shares as a result of the evergreen provision. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive options under the 2022 Plan is 597,077. Unless earlier terminated by the Board, the 2022 Plan will terminate on the tenth anniversary of the effective date. As of December 31, 2023, options to purchase 843,806 shares of common stock and 77,670 RSUs were outstanding under the 2022 Plan and 77,326 shares remained available for future issuance under the 2022 Plan.

The Company also assumed Apexigen's 2020 Equity Incentive Plan, (“2020 Plan”) as a result of the Merger. Outstanding awards granted under the 2020 Plan will remain subject to the terms of the plan, and shares underlying awards granted under such plan that are cancelled or forfeited will be available for issuance under the 2022 Plan, as applicable.

2021 Employee Stock Purchase Plan

On September 27, 2021, the Company’s board of directors and stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on October 7, 2021, when the Company’s registration statement was declared effective by the SEC. The 2021 ESPP initially reserved and authorized the issuance of up to a total of 424,595 shares of common stock to participating employees. The number of shares of common stock reserved for issuance under the ESPP will automatically increase annually on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022, and continuing until (and including) the fiscal year ending December 31, 2031 by the lesser of (i) 110,080 shares, (ii) 1% of the total number of shares of common stock outstanding on December 31st of the immediately preceding fiscal year and (iii) the number of shares as may be determined by the board of directors. On January 1, 2023, the number of shares of common stock available for issuance under the 2021 ESPP increased by 110,080 shares as a result of the evergreen provision. During the year ended December 31, 2023, the Company issued 79,350 shares of common stock pursuant to the ESPP. As of December 31, 2023, the authorized number of shares and shares available for issuance under the 2021 ESPP is 565,405.

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

The option repricing resulted in incremental stock-based compensation of $1.1 million, of which $0.9 million was recorded as expense during the year ended December 31, 2023. The remaining expense will be recognized over the requisite service period in which the stock options vest.

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

At the Closing Date, the Company issued approximately 712,181 Replacement Options and 34,500 Replacement RSU Awards to Apexigen grantholders. The acquisition date fair value of the Replacement Options was determined by the Black-Scholes option-pricing model and the acquisition date fair value attributable to the pre-combination services of $0.1 million is included in the purchase price, which is included in Note 3, Acquisition of Apexigen.

The Replacement Options and Replacement RSU Awards will continue to vest over the remaining vesting period through the earlier of exercise, expiration or forfeiture. The number of stock options, RSUs and warrants and their respective exercise prices were adjusted by the Exchange Ratio.

Stock Options

Stock options granted under the 2022 Inducement Plan, 2022 Plan, 2020 Plan, 2021 Plan and 2019 Plan (together, the “Plans”) to employees generally vest over four years and expire after 10 years.

The following table summarizes stock option activity for the year ended December 31, 2023 (in thousands, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	5,720,415	$9.68		8.8	$72
Granted	1,078,717	1.87
Replacement Options (1)	712,181	17.57
Exercised	(83,235)	1.49
Expired	(721,598)	13.63
Forfeited	(724,016)	8.23
Outstanding at December 31, 2023	5,982,464	$7.31	(1)	7.6	$141	(2)
Options exercisable at December 31, 2023	3,300,648	$7.97	(1)	6.8	$44	(2)

(1)	Represents Replacement Options issued to Apexigen grantholders pursuant to the Merger Agreement.

(2)	The weighted average exercise price and aggregate intrinsic value as of December 31, 2023 reflect the impact of the stock option repricing discussed above.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2023 and 2022, was $1.87 and $3.06 per share, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock of $1.80 per share as of December 29, 2023, the last trading day prior to the year-end 2023. The aggregate intrinsic value of stock options exercised during both of the years ended December 31, 2023 and 2022 was approximately $0.1 million.

The Company has an aggregate $9.1 million of gross unrecognized stock-based compensation expense as of December 31, 2023, remaining to be amortized over a weighted average period of 1.95 years. The Company has not recognized and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance related to its net deferred tax assets.

The Company estimated the fair value of each option on the date of grant using the Black-Scholes option-pricing model applying the range of assumptions in the following table:

	Year Ended December 31,
	2023	2022
Expected volatility	97.11% - 118.90%	96.09% - 101.66%
Risk-free interest rate	3.58% - 5.57%	1.60% - 4.02%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	0.25 - 6.08	6.00 - 6.11

Restricted Stock Units

Under the Plans, during the year ended December 31, 2023, the Company granted 4,200,428 RSUs to employees and non-employees. Compensation costs related to these RSUs were recorded based on the Company's stock price on the date of issuance and amortized over the service period.

Additionally, the Company issued certain shares of restricted common stock awards (“RSA”) to the employee co-founders and certain non-employee consultants in 2019. The shares of restricted common stock were issued pursuant to standalone restricted stock purchase agreements that are independent of the Plans. The shares of RSAs pursuant to standalone restricted stock purchase agreements carried a purchase price equivalent of $0.01 per share. As of December 31, 2023, no RSAs were outstanding and all RSAs were fully vested and converted into fully paid common stock.

The following table summarizes restricted stock awards and restricted stock units for the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested and unsettled at January 1, 2023	3,015,387	$3.64
Granted	4,200,428	2.09
Replacement RSU Awards (1)	34,500	2.30
Forfeited	(918,845)	3.12
Vested and settled	(2,700,039)	2.91
Non-vested and unsettled at December 31, 2023	3,631,431	$2.51

(1)	Represents Replacement RSU Awards issued to eligible Apexigen grantholders pursuant to the Merger Agreement.

During the year ended December 31, 2023, the Company issued 2,476,301 shares of its common stock from the settlement of 2,700,039 restricted common stock, with the remaining shares withheld for taxes.

The total fair value of restricted common stock that vested during the years ended December 31, 2023 and 2022 was $8.0 million and $0.5 million, respectively.

The Company has an aggregate $6.8 million of gross unrecognized restricted stock-based compensation expense as of December 31, 2023, remaining to be amortized over a weighted average period of 2.48 years.

Summary of Stock-Based Compensation Expense

The following tables summarize the total stock-based compensation expense for the years ended December 31, 2023 and 2022, respectively (in thousands):

	Year Ended December 31,
	2023	2022
Stock options	$10,635	$11,947
Restricted stock	6,311	3,817
Total	$16,946	$15,764

	Year Ended December 31,
	2023	2022
General and administrative	$12,537	$10,548
Research and development	4,409	5,216
Total	$16,946	$15,764

Total stock-based compensation expense for stock options includes expense related to the 2021 ESPP of less than $0.1 million and $0 for the years ended December 31, 2023 and December 31, 2022, respectively.

16. Income Taxes

During the years ended December 31, 2023 and 2022, the Company recorded no current or deferred income tax expenses or benefits as the Company has incurred losses since inception and has provided a full valuation allowance against its deferred tax assets. The Company has recorded a current state income tax expense for Massachusetts in the amount of less than $0.1 million for the years ended December 31, 2023 and 2022.

A reconciliation of the expected income tax benefit computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Income tax computed at federal statutory rate %	21.0%	21.0%
State taxes, net of federal benefit	2.1%	5.6%
Share based compensation	-3.5%	-1.7%
Change in valuation allowance	-19.3%	-26.6%
Change in state apportionment	0.0%	-0.1%
Provision to tax return differences	-3.0%	-0.4%
Research and development credit carryovers	3.0%	1.7%
Permanent differences	-0.3%	0.5%
Effective income tax rate %	0.0%	0.0%

The Company's effective tax rate was 0% for the years ended December 31, 2023 and 2022, as a result of the valuation allowance that eliminates the company's net deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets as of December 31, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$67,569	$13,108
Tax credit carryforwards	10,689	3,674
Derivative	1,319	1,455
Stock-based compensation	3,204	2,645
Reserves and accruals	1,156	1,105
Capitalized research expenditures	23,423	20,059
License fees	13,555	14,235
Operating lease liability	3,996	5,107
Deferred revenue	2,027	—
Intangibles	—	69
Other	183	29
Total gross deferred tax assets before valuation allowance	127,121	61,486
Less: valuation allowance	(119,504)	(57,812)
Total deferred tax assets	$7,617	$3,674
Deferred tax liabilities:
Operating lease ROU assets	(3,459)	(3,674)
Intangibles	(6,322)	—
Total deferred tax liabilities	(9,781)	(3,674)
Net deferred tax liabilities	$(2,164)	$—

As of December 31, 2023, the Company's federal and state net operating losses in the United States were $56.4 million ($268.5 million before tax) and $11.2 million ($167.4 million before tax) respectively. The federal net operating loss carryforward generated in the United States after tax year 2017 can be carried forward indefinitely but may be subject to annual usage limitations to the extent certain substantial changes in the entity's ownership occur. The federal net operating loss carryforward relating to tax years prior to 2017 of $5.9 million ($28.3 million before tax), acquired with Apexigen, begin to expire in 2033. The state net operating loss carryforwards begin expiring in 2035. In addition, as of December 31, 2023, the Company had $7.8 million and $3.6 million of federal and state credit carryovers which begin to expire in 2030. These loss and credit carryforwards are subject to review and possible adjustment by the relevant taxing authorities.

The Company assesses the realizability of the deferred tax assets at each balance sheet based on the available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary. Due to the Company's cumulative loss position which provides significant negative evidence, which is difficult to overcome, the Company has recorded a valuation allowance of $119.5 million as of December 31, 2023, representing the portion of the deferred tax asset that is not more likely than not to be realized. For the years ended December 31, 2023 and 2022, the valuation allowance for deferred tax assets increased by $61.7 million and $32.1 million, respectively. The amount of the deferred tax asset considered realizable, could be adjusted for future factors that would impact the assessment of the objective and subjective evidence. The Company will continue to assess the realizability of deferred tax assets at each balance sheet date in order to determine the proper amount, if any, required for a valuation allowance.

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

The Company is subject to tax and will continue to file federal income tax returns in the United States as well as in certain state and local jurisdictions. The Company is subject to tax examinations for tax years ended December 31, 2020 and forward in all applicable income tax jurisdictions. Tax audits and examinations can involve complex issues, interpretations and judgments. The resolution of matters may span multiple years particularly if subject to litigation or negotiation. The Company believes that it has appropriately recorded its tax position using reasonable estimates and assumptions, however the potential tax benefits may impact the results of operations or cashflows in the period of resolution, settlement, or when the statutes of limitations expire. The Company has recorded reserves related to unrecognized tax benefits on historical positions taken by Apexigen in periods before the merger. No interest or penalties have been calculated on the reserves for unrecognized tax benefits due to taxable losses in the years in which the benefits were recorded. The Company does not believe that it is reasonably possible that the resolution of tax exposures within the next twelve months would have a material impact on the consolidated financial statements as of December 31, 2023.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Gross unrecognized tax benefit at January 1	$—	$—
Additions for positions taken during a prior period	2,003	—
Gross unrecognized tax benefit at December 31	$2,003	$—

17. Net Loss per Share

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

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022
Numerator:
Net loss	$(73,790)	$(120,717)
Denominator:
Weighted-average common shares outstanding, basic and diluted	39,904,603	33,033,081
Net loss per share, basic and diluted	$(1.85)	$(3.65)

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per common share due to their anti-dilutive effect:

	December 31,
	2023	2022
Stock options outstanding	5,982,464	5,720,415
Unvested restricted stock awards and units	3,631,431	3,015,387
Shares reserved for future issuance	1,013,840	1,697,166
Common stock warrants	1,003,191	—
Employee stock purchase plan	565,405	534,675
Total	12,196,332	10,967,643

18. Related Parties

The Company was founded out of Dr. Thomas Gajewski’s laboratory at the University of Chicago. In 2020, the Company entered into the License Agreement with the University of Chicago, as well as a sponsored research agreement. The Company incurred expenses of $0.2 million and $0.3 million during the years ended December 31, 2023 and 2022, respectively, with regards to the University License Agreement. Refer to Note 4, Licensing Agreements, for additional discussion.

Pfizer owns more than 10% of the Company and is considered the principal owner of the Company. The Company incurred expenses of $0 and $17.3 million during the years ended December 31, 2023 and 2022, respectively, with regards to the Pfizer A&R License Agreement. Refer to Note 4, Licensing Agreements, for additional discussion.

The Company and Alloy formed a joint venture company, Voxall Therapeutics, LLC (“Voxall”) to leverage the Company’s technology and Alloy’s ATX-Gx™ platform and antibody discovery services. The Company and Alloy contributed $50 thousand each to Voxall along with certain license in 2021. The Company did not incur expenses during the years ended December 31, 2023 and 2022 with regards to Voxall. Refer to Note 5, Joint Venture, and Note 20, Subsequent Events, for additional discussion.

19. Commitments and Contingencies

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

20. Subsequent Event

ATM Offering Program

On January 30, 2024, the Company completed the sale of an aggregate of 3,600,000 shares of common stock under the ATM offering program, with an average sale price of $3.00 per share, resulting in gross proceeds of $10.8 million, before deducting placement agent fees under the ATM offering program. The issuance and sale of common stock under the ATM offering program is made pursuant to our registration statement on Form S-3 (file number 333-268100), which was declared effective by the SEC on November 14, 2022.

Dissolution of Voxall Joint Venture

In February 2024, the Board of Directors of Voxall approved to dissolve the joint venture. The mutual decision to dissolve comes as a result of the corporate reorganization announced in November 2023, as the Company continues to align its resources and refocus its efforts on its progressing the clinical trials. Upon dissolution, Alloy retained rights to certain intellectual property and may develop and commercialize at its sole discretion. Any amounts owed by Voxall to either the Company or Alloy were discharged in their entirety without further liability upon the dissolution. The Company will absorb its portion of the cumulative losses, which is limited to its initial investment in the joint venture of $50 thousand and which was fully provided for in 2021.

Private Placement Funding

On February 26, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) for a private placement (the “Private Placement”) with certain institutional and accredited investors (each, a “Purchaser” and collectively, the “Purchasers”).

Pursuant to the Securities Purchase Agreement, the Company agreed to issue and sell to the Purchasers an aggregate of (i) 8,849,371 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $4.78 per share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 1,611,215 shares of Common Stock (the “Pre-Funded Warrant Shares”) at a purchase price of $4.779 per Pre-Funded Warrant, which represents the per share purchase price of the Shares less the $0.001 per share exercise price for each Pre-Funded Warrant. The Pre-Funded Warrants will be exercisable at any time after the date of issuance and will not expire.

The Private Placement closed on February 29, 2024. The Company received gross proceeds from the Private Placement of approximately $50 million, before deducting placement agent fees and offering expenses directly related to the Private Placement.