Form 10-Q
period 2024-03-31
Pyxis Oncology, Inc.
filed 2024-05-14
CIK 1782223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024, the registrant had 58,888,473 shares of common stock, $0.001 par value per share, outstanding.

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
•
If we achieve commercialization and the market opportunities for any product that we develop are smaller than we believe they are, our revenues may be adversely affected, and our business may suffer.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$27,967	$9,664
Marketable debt securities, short-term	129,060	109,634
Restricted cash	1,472	1,472
Accounts receivable	8,000	—
Prepaid expenses and other current assets	5,880	3,834
Total current assets	172,379	124,604
Property and equipment, net	11,333	11,872
Intangible assets, net	23,730	24,308
Operating lease right-of-use assets	12,778	12,942
Total assets	$220,220	$173,726
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,293	$3,896
Accrued expenses and other current liabilities	10,828	12,971
Operating lease liabilities, current portion	1,020	1,232
Deferred revenues	—	7,660
Total current liabilities	14,141	25,759
Operating lease liabilities, net of current portion	19,759	20,099
Deferred tax liability, net	2,164	2,164
Total liabilities	36,064	48,022
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 190,000,000 shares authorized; 58,803,126 and 44,754,853 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	59	45
Additional paid-in capital	473,638	411,821
Accumulated other comprehensive (loss) income	(60)	63
Accumulated deficit	(289,481)	(286,225)
Total stockholders’ equity	184,156	125,704
Total liabilities and stockholders’ equity	$220,220	$173,726

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
Royalty revenues (See Note 6)	$8,146	$—
Sale of royalty rights (See Note 6)	8,000	—
Total revenues	16,146	—
Costs and operating expenses:
Cost of revenues	475	—
Research and development	13,029	11,901
General and administrative	8,247	9,053
Total costs and operating expenses	21,751	20,954
Loss from operations	(5,605)	(20,954)
Other income, net:
Interest and investment income	1,550	1,673
Sublease income	799	38
Total other income, net	2,349	1,711
Net loss	$(3,256)	$(19,243)
Net loss per common share - basic and diluted	$(0.06)	$(0.54)
Weighted average shares of common stock outstanding - basic and diluted	51,289,284	35,351,671
Other comprehensive (loss) income:
Net unrealized (loss) gain on marketable debt securities	(123)	696
Other comprehensive (loss) income	(123)	696
Comprehensive loss	$(3,379)	$(18,547)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2023	44,754,853	$45	$411,821	$63	$(286,225)	$125,704
Issuance of common stock in private placement, net of offering costs (See Note 7)	8,849,371	9	39,163	—	—	39,172
Issuance of common stock pursuant to at-the-market (“ATM”) program, net of offering costs (See Note 7)	3,600,000	4	10,586	—	—	10,590
Issuance of pre-funded warrants in private placement, net of offering costs (See Note 8)	—	—	7,700	—	—	7,700
Issuance of restricted common stock, net of tax withholdings	1,497,921	1	(197)	—	—	(196)
Stock options exercised	100,981	—	245	—	—	245
Stock-based compensation	—	—	4,320	—	—	4,320
Net unrealized loss on marketable debt securities	—	—	—	(123)	—	(123)
Net loss	—	—	—	—	(3,256)	(3,256)
Balance at March 31, 2024	58,803,126	$59	$473,638	$(60)	$(289,481)	$184,156

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2022	34,958,730	$34	$373,225	$—	$(212,435)	$160,824
Issuance of common stock to Pfizer Inc. (See Note 5)	1,811,594	2	4,998	—	—	5,000
Issuance of restricted common stock, net of tax withholdings	148,047	1	1	—	—	2
Stock-based compensation	—	—	4,884	—	—	4,884
Net unrealized gain on marketable debt securities	—	—	—	696	—	696
Net loss	—	—	—	—	(19,243)	(19,243)
Balance at March 31, 2023	36,918,371	$37	$383,108	$696	$(231,678)	$152,163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows (In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(3,256)	$(19,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,116	190
Stock-based compensation	4,320	4,884
Non-cash lease expense	164	144
Accretion of discount on marketable debt securities	(1,288)	(607)
Changes in operating assets and liabilities:
Accounts receivable	(8,000)	—
Prepaid expenses and other current assets	(2,046)	486
Accounts payable	(1,365)	(753)
Accrued expenses and other current liabilities	(2,143)	(13,273)
Operating lease liabilities	(552)	1,331
Deferred revenues	(7,660)	—
Net cash used in operating activities	(20,710)	(26,841)
Investing activities
Redemption of marketable debt securities	74,532	—
Purchase of marketable debt securities	(92,793)	(94,987)
Purchase of property and equipment	(237)	(4,406)
Net cash used in investing activities	(18,498)	(99,393)
Financing activities
Proceeds from issuance of common stock and pre-funded warrants in private placement, net of offering costs	46,872	—
Proceeds from issuance of common stock pursuant to ATM program, net of offering costs	10,590	—
Tax withholding payments related to net settlement of restricted common stock	(196)	—
Proceeds from the exercise of stock options	245	—
Net cash provided by financing activities	57,511	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	18,303	(126,234)
Cash, cash equivalents and restricted cash at beginning of year	11,136	180,765
Cash, cash equivalents and restricted cash at end of period	$29,439	$54,531
Noncash operating, investing and financing activities:
Property and equipment in accounts payable and accrued expenses	$—	$2,261
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$27,967	$53,059
Restricted cash	1,472	1,472
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$29,439	$54,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

Nature of Business

Pyxis Oncology, Inc. (the “Company”), a Delaware corporation, was founded in June 2018 and launched its operations in July 2019. The Company is a clinical stage company focused on defeating difficult-to-treat cancers. The Company is efficiently building next generation therapeutics that hold the potential for mono and combination therapies. The Company’s therapeutic candidates are designed to kill tumor cells and to address the underlying pathologies created by cancer that enable its uncontrollable proliferation and immune evasion. The Company’s antibody-drug conjugates (“ADCs”) and immuno-oncology (“IO”) programs employ novel and emerging strategies to target a broad range of solid tumors resistant to current standards of care.

On August 23, 2023, the Company completed the acquisition of Apexigen, Inc. (“Apexigen”) pursuant to a business combination agreement, whereby Ascent Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of the Company merged with and into Apexigen, with Apexigen surviving as a wholly owned subsidiary of the Company (the “Merger”).

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

In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three months ended March 31, 2024 are not necessarily indicative of those expected for the year ending December 31, 2024 or for any future period. The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2024 (“Fiscal 2023 10-K”).

Liquidity

As of March 31, 2024, the Company had an accumulated deficit of $289.5 million. The Company has incurred losses and negative cash flows from operations since inception, including net losses of $3.3 million and $19.2 million for the three months ended March 31, 2024 and 2023, respectively.

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

The Company currently expects that its existing cash, cash equivalents and short-term investments of $157.0 million as of March 31, 2024 will fund its operating expenses and capital requirements at least twelve months from the date these unaudited condensed consolidated financial statements are issued. Additional funding may be necessary to fund future clinical and preclinical activities.

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

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies disclosed in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Fiscal 2023 10-K.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 revises the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. On January 1, 2024, the Company adopted ASU 2020-06, which did not have a material effect on the Company’s financial position, results of operations, or cash flows.

Recently Issued Accounting Pronouncements

Recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not, or are not expected to, have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

3. Fair Value Measurements

The following tables present the financial instruments carried at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, respectively, in accordance with the FASB ASC 820 hierarchy (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$24,767	$—	$—	$24,767
Marketable debt securities
U.S. Treasury securities	129,060	—	—	129,060
Total	$153,827	$—	$—	$153,827

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$8,360	$—	$—	$8,360
Marketable debt securities
U.S. Treasury securities	109,634	—	—	109,634
Total	$117,994	$—	$—	$117,994

The Company’s cash equivalents represent deposits in a short-term money market fund quoted in an active market and are classified as Level 1 assets. Marketable debt securities include investments in United States Treasury securities and are classified as Level 1 assets as they are valued using quoted prices in active markets. There were no assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2024 and December 31, 2023. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the periods presented.

4. Marketable Debt Securities

Marketable debt securities, all of which were classified as available-for-sale, consist of the following (in thousands):

	March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Marketable debt securities
U.S. Treasury securities	$129,120	$6	$(66)	$129,060

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Marketable debt securities
U.S. Treasury securities	$109,571	$71	$(8)	$109,634

As of March 31, 2024, the remaining contractual terms of the U.S. Treasury securities were less than 12 months.

To date, the Company has not recognized any allowances for credit losses or impairments in relation to its marketable securities as these securities are comprised of high credit quality, investment grade securities that the Company does not intend or expect to be required to sell prior to their anticipated recovery, and the decline in fair value of these securities is attributable to factors other than credit losses.

Interest and investment income consists of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest income	$262	$1,066
Accretion of discount, net	1,288	607
Total interest and investment income	$1,550	$1,673

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

Pursuant to the University License Agreement, the Company is obligated to pay potential development and commercial milestones as well as running royalties on net sales of licensed products at varying rates. The Company assessed the milestone and royalty events under the University License Agreement as of March 31, 2024 and 2023, and determined that no such amounts were required.

Pfizer Inc. Agreement

In December 2020, the Company entered into a license agreement (as amended, the “Pfizer License Agreement”) with Pfizer Inc. (“Pfizer”) for worldwide development and commercialization rights to ADC product candidates directed to certain licensed targets, including PYX-201 and PYX-203, and products containing the ADC product candidates. The Company’s rights are exclusive with respect to certain patents owned or controlled by Pfizer covering the licensed ADCs. The initial licensed targets include CD123 and Extradomain-B Fibronectin (“EDB+FN”) and the Company has the option to expand the scope of its license to add additional licensed targets that have not been licensed to a third party or are not the subject of a Pfizer ADC development program. The Pfizer License Agreement became effective in March 2021 and the Company paid a combined $25.0 million for the license fee, consisting of an upfront cash payment of $5.0 million and issued 12,152,145 shares of Series B convertible preferred stock, which was converted into 1,911,015 shares of its common stock upon the initial public offering (“IPO”) in October 2021, with a value of $20.0 million to Pfizer.

On October 6, 2022, the Company entered into an amended and restated license agreement (the “A&R License Agreement”) with Pfizer, which amends and restates the Pfizer License Agreement. Pursuant to the A&R License Agreement, Pfizer granted to the Company exclusive worldwide rights under Pfizer’s Flexible Antibody Conjugation Technology Flexible Antibody Conjugation Technology (“FACT”) Platform technology to develop and commercialize ADC product candidates directed to certain licensed targets, including PYX-201 and PYX-203, and products containing the ADC product candidates. Additional ADC targets may be licensed for a nominal upfront payment and milestones. In accordance with the terms of the A&R License Agreement, the Company issued 2,229,654 shares of its common stock to Pfizer in October 2022, paid $8.0 million to Pfizer in January 2023 and issued 1,811,594 shares of its common stock to Pfizer in March 2023.

Further, pursuant to the A&R License Agreement, the Company is obligated to pay future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products at varying rates. The Company assessed the milestone and royalty events under the A&R License Agreement as of March 31, 2024 and 2023, and determined that no such amounts were required.

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

Pursuant to the Biosion License Agreement, the Company paid an upfront license fee of $10.0 million in March 2022. Further, the Company is also obligated to pay future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products and sublicensing revenues at varying rates. The Company assessed the milestone and royalty events involving the Biosion License Agreement as of March 31, 2024 and 2023, and determined that no such amounts were required.

Acquired Out-Licensing Agreements

In August 2023, the Company completed the acquisition of Apexigen and assumed all out-licensing agreements of Apexigen upon the Merger.

Simcere License and Collaboration Agreement

In December 2008, Epitomics, Inc. (“Epitomics”) (Apexigen’s predecessor) and Jiangsu Simcere Pharmaceutical R&D Co., Ltd. (“Simcere”) entered into a license and collaboration agreement (the “Simcere Agreement”) for the development and commercialization of suvemcitug (BD0801) for oncology in China.

Simcere is obligated to pay the Company milestone payments for achievement of certain clinical development milestones and low to high single-digit percentage royalties on net sales of suvemcitug in China until 15 years after the first commercial sale of suvemcitug. The Company assessed the milestone and royalty events involving Simcere as of March 31, 2024 and determined that no such amounts were receivable.

T-Mab/Mabwell Agreement

In May 2008, Epitomics and Jiangsu T-Mab Biotechnology Ltd., Co. (“T-Mab”) entered into a license, co-development and contract manufacture agreement (the “T-Mab Agreement”) for the development and commercialization of therapeutic candidates, each directed to a specified target for specified fields, including VEGF for the treatment of ocular diseases, in China. Mabwell (Shanghai) Bioscience Co., Ltd. (“Mabwell”) acquired T-Mab in 2015.

Under the agreement, Mabwell was granted an exclusive, royalty-bearing, perpetual license (without the right to sublicense) to rights in certain intellectual property to develop and commercialize such therapeutic candidates. Mabwell is obligated to pay the Company a mid-single-digit percentage royalty on net sales of such therapeutic candidates in China. The Company assessed the milestone and royalty events involving Mabwell as of March 31, 2024 and determined that no such amounts were receivable.

Toray Sublicense Agreement

In May 2012, Epitomics and Toray Industries, Inc. (“Toray”), entered into a non-exclusive sublicense agreement (the “Toray Agreement”) under which Epitomics granted Toray a non-exclusive, worldwide sublicense, with the right to grant further sublicenses, to develop and commercialize drug product candidates that Toray developed using antibodies created using Apexigen’s antibody-discovery platform (the “APXiMAB Platform”) that target certain molecules to use in the development of its drug product candidates. Under the Toray Agreement, Toray paid an upfront fee, and agreed to pay certain development- and regulatory-related milestone payments and a low single-digit percentage royalty on net sales of licensed products and sublicense revenues by Toray or its affiliates. The Company assessed the milestone and royalty events involving Toray as of March 31, 2024 and determined that no such amounts were receivable.

6. Sale of Royalty Rights

In March 2007, Epitomics entered into an antibody candidate discovery and development agreement with ESBATech AG (“ESBATech”) (the “ESBATech Agreement”). ESBATech was acquired by Alcon Research, Ltd. in 2009 and later merged with Novartis AG (“Novartis”) in 2011.

Novartis, the successor in interest to ESBATech, has successfully developed and commercialized one of those drug product candidates, brolucizumab-dbll, a single-chain antibody fragment (scFv) targeting all of the isoforms of VEGF-A, which was approved for commercial sale in 2019 and marketed under the brand name Beovu®.

Upon commercialization, pursuant to the ESBATech Agreement, Novartis was obligated to pay Apexigen a very low single-digit royalty on net sales of the Beovu® product. However, Novartis disputed its obligation to pay these royalties on Beovu® sales under the ESBATech Agreement. As a result, Apexigen and the Company determined that any sales-based Beovu® product royalties received under the ESBATech Agreement should be fully constrained and reported royalties received by Apexigen and the Company as deferred revenues. The Company assessed this position at each period end to determine if events or changes in circumstances indicate a change in position.

On March 25, 2024, the Company entered into the Fourth Amendment, Settlement Agreement, and Royalty Purchase Agreement (the “Settlement Agreement”) with Novartis, pursuant to which Novartis agreed to pay the Company $8.0 million to transfer its rights to future royalties on the net sales of Beovu®. Additionally, the dispute regarding Novartis’ obligation to pay royalties on Beovu® sales was resolved and royalties previously received by Apexigen and the Company are free from any reclaim rights.

The ESBATech Agreement and the Settlement Agreement with Novartis both constitute contracts with a customer. Therefore, the Company has accounted for the payments received under these agreements as revenues in accordance with ASC 606, Revenue Recognition, (“ASC 606”). Upon execution of the Settlement Agreement, the $8.0 million payment was recorded as revenue within the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024. Additionally, the related deferred revenues of $8.1 million previously constrained was also recorded as revenue within the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 as the uncertainty resulting in the revenue constraint has been resolved.

7. Stockholders’ Equity

Shelf Registration Statement and ATM Offering Program

On November 1, 2022, the Company filed a registration statement on Form S-3 with the SEC for the issuance of common stock, preferred stock, warrants, debt securities, rights and units up to an aggregate of $250.0 million. On November 14, 2022, the registration statement was declared effective by the SEC. The registration statement includes an ATM offering program for the sale of up to $125.0 million of shares of the Company’s common stock.

During the three months ended March 31, 2024, the Company completed the sale of an aggregate of 3,600,000 shares of common stock under the ATM offering program, with an average sale price of $3.00 per share, resulting in gross proceeds of $10.8 million, before deducting placement agent fees under the ATM offering program. The Company did not sell any shares under the ATM offering program during the three months ended March 31, 2023.

As of March 31, 2024, the Company had $107.9 million of remaining capacity available under the ATM facility.

Private Offerings

On February 26, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) for a private placement (the “Private Placement”) with certain institutional and accredited investors (each, a “Purchaser” and collectively, the “Purchasers”).

Pursuant to the Securities Purchase Agreement, the Company issued and sold to the Purchasers an aggregate of (i) 8,849,371 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, at a purchase price of $4.78 per share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 1,611,215 shares of the Company’ common stock (the “Pre-Funded Warrant Shares”) at a purchase price of $4.779 per Pre-Funded Warrant.

The Private Placement closed on February 29, 2024 and the Company received gross proceeds from the Private Placement of $50 million, before deducting placement agent fees and offering expenses directly related to the Private Placement.

On February 26, 2024, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company agreed to register for the resale of the Shares and Pre-Funded Warrants (together, the “Registrable Securities”). The Registrable Securities were registered on Form S-3 (Registration No. 333-278282) on March 27, 2024. The Form S-3 was deemed effective by the SEC on April 3, 2024.

Preferred Stock

There were no issued and outstanding shares of preferred stock as of March 31, 2024 and December 31, 2023.

Common Stock

Voting, dividend and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.

Voting—Each holder of outstanding shares of common stock shall be entitled to one vote in respect of each share.

Reserved Shares—The Company reserved the following shares of common stock for issuance:

	March 31, 2024	December 31, 2023
Stock options outstanding	6,892,951	5,982,464
Unvested restricted stock awards and units	3,110,597	3,631,431
Shares reserved for future issuance	1,649,038	1,013,840
Pre-Funded Warrant Shares	1,611,215	—
Apexigen replacement warrants	1,003,191	1,003,191
Employee stock purchase plan	675,485	565,405
Total	14,942,477	12,196,331

8. Common Stock Warrants

Apexigen Replacement Warrants

Upon the Merger, each outstanding warrant issued by Apexigen was assumed and converted into a warrant to acquire the Company’s common stock, on substantially similar terms and conditions as were applicable under such Apexigen warrant agreements. The Company replaced approximately 5,815,613 Apexigen warrants with approximately 1,003,191 Pyxis Oncology warrants.

As of March 31, 2024, there were 344,259 warrants outstanding with an exercise price of $8.12 per share, 17,212 warrants outstanding with an exercise price of $10.14 per share and 641,720 warrants with an exercise price of $66.67 per share. Each of the warrants with an exercise price of $66.67 per share will expire on the fifth anniversary of July 29, 2022, or earlier upon redemption or liquidation. Each of the warrants with an exercise price of $8.12 per share and $10.14 per share will expire on July 30, 2028, or earlier upon redemption or liquidation.

Private Placement Warrants

In connection with the Private Placement, the Company issued Pre-Funded Warrants to purchase up to an aggregate of 1,611,215 shares of the Company’s common stock at a purchase price of $4.779 per Pre-Funded Warrant, which represents the per share purchase price of the Shares less the $0.001 per share exercise price for each Pre-Funded Warrant. The Pre-Funded Warrants will be exercisable at any time after the date of issuance and will not expire. As of March 31, 2024, 1,611,215 Pre-Funded Warrants were outstanding.

The Company determined that the Pre-Funded Warrants and Apexigen replacement warrants met all of the criteria for equity classification. Accordingly, the warrants were recorded as a component of additional paid-in capital within the accompanying condensed consolidated balance sheets.

9. Stock-Based Compensation

The Company grants stock-based incentive awards pursuant to the 2021 Equity and Incentive Plan (the “2021 Plan”), 2019 Equity Incentive Plan (the “2019 Plan”), Apexigen Equity Incentive Plans (the “Apexigen Plan”) and the 2022 Equity Inducement Plan (the “2022 Inducement Plan”). As of March 31, 2024, there were 793,404 shares, 107,051 shares, 476,202 shares and 272,381 shares available for future issuance under the 2021 Plan, 2019 Plan, Apexigen Plan and 2022 Inducement Plan, respectively.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2024 (in thousands, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	5,982,464	$7.31	7.6	$141
Granted	1,244,626	3.95
Exercised	(100,981)	2.13
Expired	(180,872)	12.68
Forfeited	(52,286)	16.00
Outstanding at March 31, 2024	6,892,951	$6.51	8.1	$7,727
Options exercisable at March 31, 2024	3,184,805	$7.68	7.0	$3,621

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock of $4.26 per share as of March 28, 2024, the last trading day prior to the quarter ended March 31, 2024. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2024 and 2023 was $0.2 million and $0, respectively, as no stock options were exercised during the three months ended March 31, 2023.

The Company has an aggregate $12.6 million of gross unrecognized stock-based compensation expense as of March 31, 2024, remaining to be amortized over a weighted average period of 2.24 years.

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2024 and 2023, was $2.32 and $3.19 per share, respectively, and was calculated using the following key input assumptions in the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2024	2023
Expected volatility	99.41% - 102.27%	97.82%
Risk-free interest rate	4.06% - 4.23%	3.58%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	5 - 6.08	6.08

Restricted Stock Units

The following table summarizes restricted stock units activity for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested and unsettled at January 1, 2024	3,631,431	$2.51
Granted	1,187,882	3.84
Forfeited	(157,826)	2.56
Vested and settled	(1,550,890)	2.77
Non-vested and unsettled at March 31, 2024	3,110,597	$2.89

During the three months ended March 31, 2024, the Company issued 1,497,921 shares of its common stock from the settlement of 1,550,890 restricted common stock, with the remaining shares withheld for taxes. The Company has an aggregate $8.7 million of gross unrecognized restricted stock-based compensation expense as of March 31, 2024, remaining to be amortized over a weighted average period of 3.0 years.

Summary of Stock-Based Compensation Expense

The following table summarizes the total stock-based compensation expense for the three months ended March 31, 2024 and 2023, respectively (in thousands):

	Three Months Ended March 31,
	2024	2023
General and administrative	$3,642	$3,256
Research and development	678	1,628
Total	$4,320	$4,884

Total stock-based compensation expense for stock options includes expense related to the 2021 ESPP of less than $0.1 million and $0 for the three months ended March 31, 2024 and 2023, respectively.

2021 Employee Stock Purchase Plan (“2021 ESPP”)

The Company has the 2021 ESPP in force. The Company did not issue shares under the 2021 ESPP during the three months ended March 31, 2024 and 2023. As of March 31, 2024, 675,485 shares are available for issuance under the 2021 ESPP.

10. Operating Leases

Leases classified as operating leases are included in operating lease right-of-use assets (“ROU”), operating lease liabilities, current portion and operating lease liabilities, net of current portion, in the Company’s accompanying condensed consolidated balance sheets.

The Company leases its office and facilities in Boston, Massachusetts under a non-cancellable operating lease agreement that continues through December 31, 2032. Cash paid for operating lease liabilities was $1.1 million and $0.2 million during the three months ended March 31, 2024 and 2023, respectively, which is included in operating cash flows. Operating lease expense for the three months ended March 31, 2024 and 2023 was $0.7 million for both periods. Variable lease expense was $0.5 million and $0 for the three months ended March 31, 2024 and 2023, respectively. Short term lease expense was $0 and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.

The Company subleases approximately 17,729 square feet of office and laboratory space in the building located at 321 Harrison Avenue, Boston, Massachusetts. The Company remains jointly and severally liable under the head lease and accounts for the sublease as an operating lease. The lease term commenced on March 24, 2023 and is expected to end in March 2026. The Company recognized sublease income of $0.8 million and $38 thousand for the three months ended March 31, 2024 and 2023, respectively.

11. Income Taxes

The Company’s effective tax rate from continuing operations was 0% for the three months ended March 31, 2024 and 2023. The Company has not recorded a federal income tax provision for the three months ended March 31, 2024 and 2023. The Company recorded a nominal state and local income tax provision for the three months ended March 31, 2024 and 2023.

The Company assesses the realizability of the deferred tax assets at each reporting date. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets, which significantly consists of net operating losses and tax credits. If certain substantial changes in the entity’s ownership occur, there may be an annual limitation on the amount of the carryforwards that can be utilized. The Company will continue to assess the need for a valuation allowance on its deferred tax assets.

12. Net Loss per Common Share

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per common share due to their anti-dilutive effect:

	March 31,
	2024	2023
Stock options outstanding	6,892,951	5,706,777
Unvested restricted stock awards and units	3,110,597	5,747,172
Shares reserved for future issuance	1,649,038	600,127
Apexigen replacement warrants	1,003,191	—
Employee stock purchase plan	675,485	644,755
Total	13,331,262	12,698,831

Pre-Funded Warrant Shares of 1,611,215 shares are included in the computation of basic and diluted net loss per common share for the three months ended March 31, 2024 as the Pre-Funded Warrants are issuable for nominal consideration.

13. Related Parties

The Company was founded out of Dr. Thomas Gajewski’s laboratory at the University of Chicago. In 2020, the Company entered into the License Agreement with the University of Chicago, as well as a sponsored research agreement. During the three months ended March 31, 2024 and 2023, the Company incurred $30 thousand and $0 in expenses related to the University License Agreement, respectively. Refer to Note 5. Licensing Agreements for additional discussion.

Pfizer owns more than 10% of the Company and is considered the principal owner of the Company. The Company did not incur expenses related to Pfizer during the three months ended March 31, 2024. During the three months ended March 31, 2023, in accordance with the terms of the A&R License Agreement, the Company paid $8.0 million to Pfizer in January 2023 and issued 1,811,594 shares of its common stock in March 2023. Refer to Note 5. Licensing Agreements for additional discussion.

14. Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our (1) unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2023, included in our Fiscal 2023 10-K. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Pyxis Oncology,” the “Company,” “we,” “us,” and “our” refer to Pyxis Oncology, Inc. and its subsidiaries.

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

Our pipeline is balanced across programs with an emphasis on solid tumors. We in-licensed two ADC programs in March 2021 from Pfizer and one IO program from Biosion in March 2022. Additionally, upon the acquisition of Apexigen in August 2023, we added another IO program to our pipeline. We have additional preclinical monoclonal antibody, or mAb, discovery programs derived from the work at the laboratory of Dr. Thomas Gajewski. We retain full worldwide development and commercialization rights to all our product candidates, with the exception of PYX-106 in Greater China (mainland China, Hong Kong, Macau and Taiwan).

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

In preclinical models of patient-derived xenograft, or PDX models, we observed tumor regression with single agent PYX-201 in a dose-dependent manner. In addition, we observed that the treatment of preclinical syngeneic tumor models with PYX-201 resulted in enhanced T-cell infiltration into the tumor microenvironment, or TME, suggesting that PYX-201 may have caused immunogenic cell death, or ICD, and could potentially trigger downstream anti-tumor immune response. Recently, we shared our latest preclinical data at the 2024 American Association for Cancer Research, or AACR, Annual Meeting in San Diego, California. The preclinical data supports that PYX-201 is designed to have improved plasma stability, better potency, and tumor permeability due to optimized auristatin payload, or Aur-0101, and improved linker stability through site-specific conjugation to engineered cysteine residues for a target drug-to-antibody ratio, or DAR, of 4. Across a panel of approximately 100 preclinical PDX models representing ten tumor types, PYX-201 demonstrated broad, deep, and durable anti-tumor activity. The recent preclinical data provides insights into the mechanism associated with this novel agent observed across multiple solid tumors. PYX-201 has potential applications in both monotherapy and combination therapy and maintains a well-tolerated safety profile based on the lack of EDB+FN expression in healthy cells.

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

To date, 42 subjects in eight cohorts have been dosed with PYX-201 in this Phase 1 trial. We are actively studying dose ranges from 5.4 mg/kg to 8 mg/kg. We plan to dose an additional 16 subjects with a continued focus on HNSCC, NSCLC, ovarian cancer, soft tissue sarcoma and PDAC based on an assessment of factors including immunohistochemistry target expression, stromal volume, unmet medical need and clinical judgment. PYX-201 safety data continues to support go-forward monotherapy and potential combination development strategies.

As we continue to analyze the data generated, we anticipate that the data from the dose finding studies will guide the selection for the RP2D for subsequent multi-dosing and potential combination studies. We anticipate reporting the study results, including efficacy, safety, PK, preclinical insights, further development plans, and the expected timing of the next anticipated milestones in the fall of 2024.

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

In the Phase 1 portion of the trial, the starting dose of PYX-106 was 0.5 mg/kg. The DESC approved escalating the dose after each cohort. To date, 24 subjects have been dosed with PYX-106 in the Phase 1 trial. PYX-106 is administered once every two weeks. Dose escalation will follow the BOIN design until the RP2D is determined.

We anticipate reporting preliminary data from this Phase 1 clinical trial, including PK/PD data and early signs of potential clinical activity, in the second half of 2024.

PYX-107

On August 23, 2023, we completed the acquisition of Apexigen, a Delaware corporation and a clinical-stage biopharmaceutical company focused on discovering and developing innovative antibody therapeutics for oncology.

The acquisition of Apexigen expanded our existing pipeline with the addition of sotigalimab (now PYX-107), a CD40 agonist with demonstrated anti-cancer activity in patients who previously progressed on PD-(L)1 inhibitors. PYX-107 has been evaluated in more than 500 patients in clinical trials and demonstrated strong activity, including rapid, deep and durable responses and a favorable tolerability profile, across multiple difficult-to-treat tumor types. In a Phase II trial, PYX-107 in combination with nivolumab has demonstrated strong activity in melanoma patients who are refractory to anti-PD-(L)1, with a 15.2% partial response rate and a 30.3% stable disease rate along with a favorable tolerability profile. Opportunity to advance clinical development of PYX-107 will be further assessed as part of portfolio evaluation.

Since our inception, we have focused substantially all of our resources on conducting research and development activities, undertaking preclinical studies and clinical trials, organizing and staffing our company, business planning, raising capital, establishing and maintaining our intellectual property portfolio and identifying potential product candidates. We do not have any products approved for sale and have not generated any revenues from product sales or from any other sources. We have incurred significant operating losses since our inception. We reported net losses of $3.3 million and $19.2 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $289.5 million, net equity of $184.2 million, and cash, cash equivalents and short-term investments of $157.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses and capital expenditures will increase substantially in connection with our ongoing activities. Our operations to date have been financed primarily through sales of convertible preferred stock and sale of equity securities and additional funding may be necessary to fund future clinical and preclinical activities.

Components of Our Results of Operations

Revenues

To date, we have not generated any revenues from product sales and do not expect to generate any revenues from product sales in the foreseeable future. We record revenues from research and development agreements, including amounts related to upfront receipt for license fees, royalties, milestones and other contingent receipts and fees for research and development services.

Our ability to generate product revenues will depend upon our ability to successfully develop, obtain regulatory approval and commercialize our product candidates. Due to the numerous risks and uncertainties associated with product development and regulatory approval, we are unable to predict the amount, timing or whether we will be able to obtain product revenues.

Operating Expenses

Cost of Revenues

The components of our cost of revenues are expenses directly attributable to revenues. Pursuant to the Settlement Agreement with Novartis, we transferred our rights to future royalties on the net sales of Beovu® to Novartis and recorded the remaining definite-lived intangible asset of $0.5 million related to these royalty rights to cost of revenues. Refer to Note 6. Sale of Royalty Rights, to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,
	2024	2023	Change
Revenues
Royalty revenues	$8,146	$—	$8,146
Sale of royalty rights	8,000	—	8,000
Total revenues	16,146	—	16,146
Costs and operating expenses:
Cost of revenues	475	—	475
Research and development	13,029	11,901	1,128
General and administrative	8,247	9,053	(806)
Total costs and operating expenses	21,751	20,954	797
Loss from operations	(5,605)	(20,954)	15,349
Other income, net:
Interest and investment income	1,550	1,673	(123)
Sublease income	799	38	761
Total other income, net	2,349	1,711	638
Net loss	$(3,256)	$(19,243)	$15,987

Revenues

Revenues for the three months ended March 31, 2024 was $16.1 million, compared to $0 for the three months ended March 31, 2023. During the quarter, we entered into the Settlement Agreement with Novartis, pursuant to which we transferred our rights to future royalties on the net sales of Beovu® to Novartis for one-time amount of $8.0 million and Novartis also agreed to forgo its right to reclaim royalties previously paid of $8.1 million to us and Apexigen. Both of these amounts are recognized as revenues, upon execution of the Settlement Agreement.

Costs and Operating Expenses

Cost of Revenues

Upon execution of the Settlement Agreement with Novartis, we expensed the remaining definite-lived intangible asset of $0.5 million related to these royalty rights to cost of revenues.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,
	2024	2023	Change
Program-specific costs:
PYX-201	$4,357	$1,706	$2,651
PYX-106	1,989	1,127	862
Other program costs	191	410	(219)
Total program costs	6,537	3,243	3,294
Unallocated costs:
Personnel-related expenses including stock-based compensation	4,182	6,740	(2,558)
Other costs	2,310	1,918	392
Total research and development expenses	$13,029	$11,901	$1,128

Research and development expenses increased by $1.1 million, from $11.9 million for the three months ended March 31, 2023 to $13.0 million for the three months ended March 31, 2024.

PYX-201 program-specific research and development costs increased by $2.7 million, primarily due to a $0.9 million increase in clinical trial related expenses for our ongoing Phase 1 clinical trial for PYX-201-101 and a $1.9 million increase in contract manufacturing costs due to timing of manufacturing runs for PYX-201.

PYX-106 program-specific research and development costs increased by $0.9 million, primarily due to costs for our ongoing Phase 1 clinical trial for PYX-106-101.

Unallocated research and development costs decreased by $2.2 million from $8.7 million for the three months ended March 31, 2023 to $6.5 million for the three months ended March 31, 2024. This decrease was primarily due to lower personnel-related expenses as a result of the reduction in workforce completed in the fourth quarter of 2023, partially offset by a $0.4 million increase in costs related to facilities rent, laboratory expenses, depreciation and amortization.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,
	2024	2023	Change
Personnel-related expenses including stock-based compensation	$5,561	$5,301	$260
Professional and consultant fees	1,080	2,467	(1,387)
Facilities, insurance and other costs	1,606	1,285	321
Total general and administrative expenses	$8,247	$9,053	$(806)

General and administrative expenses decreased by $0.8 million, from $9.1 million for the three months ended March 31, 2023 to $8.2 million for the three months ended March 31, 2024. The decrease was primarily related to higher professional and consultant fees during the prior comparable period, partially offset by higher stock-based compensation expense and facilities costs.

Other Income, Net

Other income, net for the three months ended March 31, 2024 and 2023 was $2.3 million and $1.7 million, respectively. The increase was primarily due to higher sublease income on account of full quarter of sublease income for 2024 as against partial period for 2023.

Liquidity and Capital Resources

We had cash, cash equivalents, and short-term investments of $157.0 million as of March 31, 2024. For the three months ended March 31, 2024 and 2023, we had net losses of $3.3 million and $19.2 million, respectively. As of March 31, 2024, we had an accumulated deficit of $289.5 million.

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

On February 29, 2024, we completed the private placement with certain accredited investors and issued and sold to the purchasers an aggregate of (i) 8,849,371 shares of Common Stock at a purchase price of $4.78 per share and (ii) Pre-Funded Warrants to purchase up to an aggregate of 1,611,215 shares of Common Stock at a purchase price of $4.779 per Pre-Funded Warrant. We received aggregate gross proceeds from the private placement of $50 million, before deducting placement agent fees and offering expenses.

On March 25, 2024, we entered into the Settlement Agreement with Novartis, pursuant to which Novartis agreed to pay $8.0 million to transfer our rights to future royalties on the net sales of Beovu®, which was received on April 8, 2024.

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

Until such time, if ever, we can generate substantial product revenues, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions, engaging in acquisition, merger or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments or declaring dividends.

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

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(20,710)	$(26,841)
Net cash used in investing activities	(18,498)	(99,393)
Net cash provided by financing activities	57,511	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	$18,303	$(126,234)

Operating Activities

During the three months ended March 31, 2024, net cash used in operating activities was $20.7 million, which consisted of our net loss of $3.3 million and a net change in our operating assets and liabilities of $21.8 million, partially offset by non-cash charges of $4.3 million. The non-cash charges of $4.3 million was primarily due to $4.3 million of stock-based compensation, $1.1 million of depreciation and amortization expense, offset by $1.3 million of accretion of discounts on marketable debt securities. The net change in our operating assets and liabilities was primarily due to an increase in accounts receivable of $8.0 million and a decrease in deferred revenues of $7.7 million related to the Settlement Agreement with Novartis, and reductions in prepaid expenses and other current assets and accounts payable driven primarily by the timing of payments and services performed related to our ongoing clinical trials.

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

Investing Activities

During the three months ended March 31, 2024, net cash used in investing activities was $18.5 million, which consisted primarily of purchases of marketable debt securities of $92.8 million and purchases of property and equipment of $0.2 million, partially offset by redemption of marketable debt securities of $74.5 million.

During the three months ended March 31, 2023, net cash used in investing activities was $99.4 million, which consisted primarily of purchases of marketable debt securities of $95.0 million and leasehold improvement of $4.4 million.

Financing Activities

During the three months ended March 31, 2024, net cash provided by financing activities was $57.5 million, which consists primarily of net proceeds of $46.9 million from the Private Placement which closed in February 2024 and net proceeds of $10.6 million from our ATM program.

During the three months ended March 31, 2023, net cash provided by financing activities consisted primarily of proceeds from exercise of stock options.

Outlook

As of March 31, 2024, we had approximately $157.0 million in cash, cash equivalents, and short-term investments. Additionally, on April 8, 2024, we received $8.0 million from Novartis pursuant to the Settlement Agreement. We believe that our cash and cash equivalents as of March 31, 2024, along with the payment received from Novartis will be sufficient to fund our operations into the second half of 2026. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expect.

Contractual Obligations and Commitments

Operating lease obligation

We lease an office and laboratory space in Boston, Massachusetts with lease payments that continue through December 31, 2032, and have scheduled rent increases each year of 3%. Additionally, we sublease 17,729 square feet of office and laboratory space in the building located at 321 Harrison Avenue, Boston, Massachusetts. The remaining contractual fixed lease payments, net of sublease payments and tenant improvement allowance, over the term of the lease aggregate to $27.8 million. The operating lease obligation is discussed in Note 10. Leases to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Other obligations

We enter into licensing and related agreements in the normal course of business. In accordance with these agreements, we are obligated to pay, among other items, future contingent payments, royalties, and sublicensing revenues in the future, as applicable. We have not included potential future payments due under these licensing and collaboration agreements in contractual obligations because the payment obligations under the agreements are contingent upon future events. Refer to Note 5. Licensing Agreements, to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes to our critical accounting policies and estimates as compared to those described in “Note 2 – Summary of Significant Accounting Policies” to our audited financial statements set forth in our Fiscal 2023 10-K.

Recent Accounting Pronouncements

For information with respect to recently issued accounting standards and the impact of these standards on our consolidated financial statements, refer to Note 2. Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We are also a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenues were less than $100 million during the most recently completed fiscal year. We may rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and have reduced disclosure obligations regarding executive compensation, and, similar to emerging growth companies, if we are a smaller reporting company with less than $100 million in annual revenues, we would not be required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

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

We are a clinical stage biopharmaceutical company with a limited operating history. Since our inception, we have incurred significant operating losses. We reported net losses of $3.3 million and $19.2 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 we had an accumulated deficit of $289.5 million. To date, we have not generated any revenues from product sales and have financed our operations primarily through sales of our equity interests. As such, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory licensure and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing licensure for and commercializing products that generate significant revenues. This will require us to be successful in a range of challenging activities, including, without limitation, procuring clinical- and commercial-scale manufacturing, successfully completing preclinical studies and clinical trials of our product candidates, establishing arrangements with third parties for the conduct of our clinical trials, obtaining marketing licensure for our product candidates, manufacturing, marketing and selling any products for which we may obtain marketing licensure, discovering or obtaining rights to additional product candidates, identifying collaborators to develop product candidates we identify or additional uses of existing product candidates and successfully completing development of product candidates for our collaboration partners. In addition, for certain of our licensees from whom we are entitled to receive royalty payments if they successfully develop and commercialize any products covered by the licenses we acquired in the Merger, there is no guarantee that their product development and commercialization will lead to any such payments even if any such product candidates receive regulatory approval for commercial sale.

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

As of March 31, 2024, we had approximately $157.0 million in cash, cash equivalents, and short-term investments. Following the end of the first quarter of 2024, on April 8, 2024, we received $8.0 million from Novartis to transfer our rights to future royalties on the net sales of Beovu®. We believe that our cash, cash equivalents and short-term investments as of March 31, 2024, along with the payment received from Novartis will be sufficient to fund our operations into the second half of 2026.

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

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, if any, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize any revenues from sales of products or any significant revenues from royalties from licensed products in the foreseeable future, if at all, and not until our product candidates are clinically tested, licensed for commercialization and successfully marketed. To date, we have primarily financed our operations through the sale of equity securities. We will be required to seek additional funding in the future and our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. For example, market volatility resulting from global economic developments, political unrest, high inflation and other factors could adversely impact our ability to access capital as and when needed. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

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

The research, testing, manufacturing, labeling, licensure, sale, packaging, marketing, and distribution of biological products are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries. We are not permitted to market PYX-201, PYX-106 or PYX-107, in the United States until we receive licensure of a Biologics License Application, or BLA, or New Drug Application, or NDA, from the FDA for such product candidates, as appropriate. Further, we are not permitted to market PYX-201, PYX-106 or PYX-107, in any foreign countries until we receive the requisite licensure or approvals from such countries. We have not submitted a BLA or NDA to the FDA or comparable applications to any other comparable regulatory authorities for PYX-201, PYX-106 or PYX-107. We will not be in a position to do so for several years, if ever. If we are unable to obtain the necessary regulatory licensure or approvals for PYX-201, PYX-106 or PYX-107, in a country, we will not be able to commercialize such product candidate in that country. As a result, our financial position will be materially adversely affected, and we may not be able to generate sufficient revenues to continue our business.

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

The FDA may modify or enhance clinical trial requirements which may affect enrollment and retention of patients. In August 2023, FDA published a guidance document, Informed Consent, Guidance for IRBs, Clinical Investigators, and Sponsors, which supersedes past guidance and finalizes draft guidance on informed consent. FDA’s new guidance presents evolving requirements for informed consent which may affect recruitment and retention of patients in clinical trials. Effects on recruitment and retention of patients may hinder or delay a clinical trial, which may increase costs and delay clinical programs. Further, in December 2023, FDA published a final rule, Institutional Review Board Waiver or Alteration of Consent for Minimal Risk Clinical Investigations, which allows exceptions from informed consent requirements when a clinical investigation poses no more than minimal risk to the human subject and includes appropriate safeguards to protect the rights, safety, and welfare of human subjects.

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

Our business depends not only on our ability to successfully develop, obtain regulatory licensure for, and commercialize our product candidates, but to continue to generate new product candidates through our FACT Platform and APXiMAB Platform. Even if we are successful in continuing to build our pipeline and further progress the development of our current product candidates, any additional product candidates may not be suitable for clinical development, including as a result of harmful side effects, manufacturing issues, limited potency or other characteristics that indicate that they are unlikely to be products that will succeed in clinical development, receive marketing licensure or achieve market acceptance. If we cannot validate our technology platform by successfully commercializing product candidates, we may not be able to obtain product, licensing or collaboration revenues in future periods, which would adversely affect our business, financial condition, results of operations and prospects.

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

Apexigen typically negotiated milestone payments and royalty fees from the licensees that will require various levels of success with their product candidate development program in order for us to generate revenues from them. Our ability to generate revenues from these licensing arrangements will depend on our counterparties’ abilities to successfully develop and commercialize the product candidates they are developing. We cannot predict the success of any licensing program that we enter into or whether such program will lead to any meaningful milestone or royalty revenues to us.

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

If we reach commercialization for any of our product candidates and the market opportunities for any product candidate that we develop are smaller than we believe they are, our revenues may be adversely affected, and our business may suffer.

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

The market may not be receptive to some or any of our product candidates because they are based on our novel therapeutic modality, and we may not generate any future revenues from the sale or licensing of product candidates.

Even if regulatory licensure is obtained for a product candidate, we may not generate or sustain revenues from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether the product is otherwise accepted in the market. Some product candidates that we are developing are based on the FACT Platform, which is a new technology and therapeutic approach. Our future success depends on the successful development of this novel therapeutic approach. Additionally, the regulatory licensure process for novel product candidates such as ours can be more expensive and take longer than for other, better-known or extensively-studied product candidates. No regulatory authority has granted licensure for any therapeutic using the FACT Platform. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the FACT Platform will result in the development and marketing licensure of any products. Any development problems we experience in the future related to any of our programs may cause significant delays or unanticipated costs or may prevent the development of a commercially viable product. Advancing our products creates significant challenges for us, including educating medical personnel regarding the potential potency and safety benefits, as well as the challenges, of incorporating our product candidates, if approved, into treatment regimens and establishing the sales and marketing capabilities to gain market acceptance, if approved.

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

In the event that any of our product candidates receive regulatory licensure or approval and we or others identify undesirable side effects caused by one of our products, any of the following adverse events could occur, which could result in the loss of significant revenues to us and materially and adversely affect our results of operations and business:

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

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of preclinical studies and clinical trials and the submission of regulatory filings and may be associated with payments from collaborators. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones may vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, our revenues may be lower than expected, the commercialization of our products may be delayed or never achieved and, as a result, our stock price may decline.

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

If our product candidates are licensed, they will compete with a range of therapeutic treatments that are either in development or currently marketed. Many companies are active across various stages of development in the oncology subsector and are marketing and developing products that employ similar ADC and immunotherapy approaches. As of October 2023, there were approximately 304 ADCs in clinical or preclinical development worldwide, of which the vast majority are being developed for the treatment of various cancer indications. Additionally, there are several large and small companies working on various immunotherapy approaches for treatment of cancer. Multiple companies are also involved in the development of ADC therapeutics and immunotherapies, including, but not limited to, AbbVie Inc., Abcure, Inc., ADC Therapeutics SA, Alligator Bioscience AB, Astellas Pharma, Inc., AstraZeneca plc, Celldex Therapeutics, Inc., Cytomx Therapeutics, Daiichi Sankyo Company, Ltd., Eucure Biopharma, a subsidiary of Biocytogen, Exelixis, Inc., Hoffmann-La Roche AG, Genentech, Inc., Gilead Sciences, Inc, GlaxoSmithKline, plc, Lyvgen Biopharma, Nextcure, Inc., Nurix, Pfizer, Philogen S.p.A., Rakuten Medical, Inc., and Sutro Biopharma, Inc.

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

Competition that our product candidates may face from biosimilar versions of our product candidates could materially and adversely impact our future revenues, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in those product candidates. Our future revenues, profitability and cash flows could also be materially and adversely affected and our ability to obtain a return on the investments we have made in those product candidates may be substantially limited if our product candidates, if and when approved, are not afforded the appropriate periods of non-patent exclusivity.

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

The successful commercialization of our product candidates in the United States and elsewhere will depend in part on the extent to which third-party payors, including governmental authorities and private health insurers, provide coverage and adequate reimbursement levels, as well as implement pricing policies favorable for our product candidates. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenues.

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

It is unclear how future regulatory actions to implement the IRA, as well as the outcome of pending litigation against the IRA, may affect our products and future profitability. See Part I, Item 1, Government Regulation – Other Healthcare Laws - Healthcare Reform of this Quarterly Report on Form 10-Q for additional detail on recent healthcare reform efforts that could affect our operations.

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

As of May 13, 2024, we had 51 full-time employees. As our development and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to integrate products and technology from the Merger and continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

We currently have no marketing, sales, or distribution infrastructure and we intend to either establish a sales and marketing infrastructure or outsource this function to a third party. Either of these commercialization strategies carries substantial risks to us.

We currently have no marketing, sales, and distribution capabilities because all our product candidates are still in preclinical or clinical development. If any of our product candidates complete clinical development and are approved, we intend to either establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates in a legally compliant manner, or to outsource this function to a third party. There are risks involved if we decide to establish our own sales and marketing capabilities or enter into arrangements with third parties to perform these services. To the extent that we enter into collaboration agreements with respect to marketing, sales or distribution, our product revenues may be lower than if we directly marketed or sold any approved products. Such collaborative arrangements with partners may place the commercialization of our products outside of our control and would make us subject to a number of risks, including that we may not be able to control the amount or timing of resources that our collaborative partner devotes to our products or our collaborator’s willingness or ability to complete its obligations, and our obligations under our arrangements may be adversely affected by business combinations or significant changes in our collaborators’ business strategy.

If we are unable to enter into these arrangements on acceptable terms or at all, we may not be able to successfully commercialize any approved products. If we are not successful in commercializing any approved products, either on our own or through collaborations with one or more third parties, our future product revenues will suffer and we may incur significant additional losses, which would have a material adverse effect on our business, financial condition, and results of operations.

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
•
foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
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

Further, if we enter into additional collaboration agreements and strategic partnerships or license our product candidates, we may not be able to realize the benefit of those transactions if we are unable to successfully integrate them with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business prospects, financial condition and results of operations. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies the entry into the transaction in the first place. Any delays in entering into new collaborations or strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

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

We currently contract manufacturing operations to third parties, and large quantities of our product candidates are manufactured by these third parties globally, including in China. Any disruption in production or inability of our manufacturers to produce adequate quantities to meet our needs could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. Foreign CDMOs may be subject to U.S. legislation, including the proposed BIOSECURE Act, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to manufacture our product candidates. Any of these matters could materially and adversely affect our business and results of operations. Any recall of the manufacturing lots or similar action regarding our product candidates used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings.

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

Our commercial success depends, in part, upon our ability and the ability of others with whom we may collaborate to develop, manufacture, market and sell our current and any future product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any future product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. In addition, there are third-party patents and, if issued as patents, patent applications, relating to: the engineering of antibodies, including with respect to CD40 and Fc domains; and methods for treating cancers, including those expressing siglec-15; that may be construed to cover our product candidates or methods of using our product candidates, including PYX-107 and PYX-106, respectively. The third parties that control these patents may allege that our product candidates, including PYX-107 and PYX-106, infringe these patents. Parties making infringement, misappropriation, or other intellectual property claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and employee resources from our business. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize our current and any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Other companies and research institutions have filed, and may file in the future, patent applications related to antibodies or antibody-drug conjugates and their therapeutic use. Some of these patent applications have already been allowed or issued, and others may issue in the future. While we may decide to initiate proceedings to challenge the validity of these or other patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our product candidates. Regardless of when filed, we may fail to identify relevant third-party patents or patent applications, or we may incorrectly conclude that a third-party patent is invalid or not infringed by our product candidates or activities. If a patent holder believes our product candidate infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant drug revenues and against whom our own patent portfolio may thus have no deterrent effect. If a patent infringement suit were threatened or brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the therapeutic or product candidate that is the subject of the actual or threatened suit.

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

Our stock price is highly volatile. As a result of this volatility, investors may not be able to sell their common stock at or above the price they purchased their common stock. The market price for our common stock may be influenced by many factors, including the other risks described in this section of the Quarterly Report on Form 10-Q titled “Risk Factors” as well as and the following:

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

As of May 13, 2024, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially own approximately 44.8% of our outstanding common stock. As a result, these stockholders, if acting together, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, or IPO, (b) in which we have total annual gross revenues of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700 million as of the prior June 30th and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

We are also a “smaller reporting company,” and will continue to be a smaller reporting company as long as (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenues were less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time, we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and have reduced disclosure obligations regarding executive compensation, and, similar to emerging growth companies, if we are a smaller reporting company with less than $100 million in annual revenues, we would not be required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

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

Private Placement Offering

On February 26, 2024, we entered into a securities purchase agreement, or the Securities Purchase Agreement, for a private placement, or the Private Placement, with certain institutional and accredited investors, each, a Purchaser and collectively, the Purchasers.

On February 29, 2024, we completed the Private Placement in which we issued and sold (i) 8,849,371 shares, or the Shares, of our common stock, par value $0.001 per share, or the Common Stock, at a purchase price of $4.78 per share, and (ii) pre-funded warrants, or the Pre-Funded Warrants, to purchase up to an aggregate of 1,611,215 shares of Common Stock at a purchase price of $4.779 per Pre-Funded Warrant, which represents the per share purchase price of the Shares less the $0.001 per share exercise price for each Pre-Funded Warrant.

The offer and sale of securities in the Private Placement were exempt from registration under the Securities Act under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. Each of the Purchasers was an accredited person and had adequate access to information about the Company. Leerink Partners LLC acted as the lead placement agent and LifeSci Capital LLC acted as co-placement agent for the Private Placement.

On February 26, 2024, we also entered into a registration rights agreement, or the Registration Rights Agreement, with the Purchasers, pursuant to which we agreed to register for the resale of the Shares and Pre-Funded Warrants, together, the Registrable Securities. The Shares and Pre-Funded Warrants were registered on Form S-3 (Registration No. 333-278282) on March 27, 2024. The Form S-3 was deemed effective by the SEC on April 3, 2024.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Form of Pre-Funded Warrant	8-K	001-40881	4.1	February 28, 2024
10.1†	Securities Purchase Agreement, dated February 26, 2024, by and among Pyxis Oncology, Inc. and each of the purchasers as party thereto	8-K	001-40881	10.1	February 28, 2024
10.2	Form of Registration Rights Agreement	8-K	001-40881	10.2	February 28, 2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Pyxis Oncology, Inc.

Date: May 14, 2024	By:	/s/ Lara Sullivan
Lara Sullivan, M.D.
President and Chief Executive Officer

	By:	/s/ Pamela Connealy
Pamela Connealy
Chief Financial Officer and Chief Operating Officer