Form 10-Q
period 2024-06-30
Pyxis Oncology, Inc.
filed 2024-08-14
CIK 1782223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024, the registrant had 58,942,243 shares of common stock, $0.001 par value per share, outstanding.

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
•
We will require substantial additional capital to finance our operations, obtain regulatory approval for our product candidates and commercialize our product candidates. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce or eliminate one or more of our research and product development programs or future commercialization efforts.
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

•
Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. If we breach our University of Chicago, Pfizer Inc. or Biosion USA, Inc. license agreements or any of the other agreements under which we acquired, or will acquire, intellectual property rights covering our product candidates, we could lose the ability to continue the development and commercialization of the related product candidate(s).
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$25,074	$9,664
Marketable debt securities, short-term	130,650	109,634
Restricted cash	1,472	1,472
Prepaid expenses and other current assets	3,842	3,834
Total current assets	161,038	124,604
Property and equipment, net	11,069	11,872
Intangible assets, net	23,675	24,308
Right-of-use asset	12,607	12,942
Total assets	$208,389	$173,726
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,470	$3,896
Accrued expenses and other current liabilities	10,089	12,971
Lease liabilities, current portion	1,338	1,232
Deferred revenues	—	7,660
Total current liabilities	16,897	25,759
Operating lease liabilities, net of current portion	19,399	20,099
Financing lease liabilities, net of current portion	135	—
Deferred tax liability, net	2,164	2,164
Total liabilities	38,595	48,022
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 190,000,000 shares authorized; 58,914,712 and 44,754,853 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	59	45
Additional paid-in capital	476,619	411,821
Accumulated other comprehensive (loss) income	(102)	63
Accumulated deficit	(306,782)	(286,225)
Total stockholders’ equity	169,794	125,704
Total liabilities and stockholders’ equity	$208,389	$173,726

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Royalty revenues (See Note 6)	$—	$—	$8,146	$—
Sale of royalty rights (See Note 6)	—	—	8,000	—
Total revenues	—	—	16,146	—
Costs and operating expenses:
Cost of revenues	—	—	475	—
Research and development	13,953	11,391	26,982	23,292
General and administrative	6,079	6,730	14,326	15,783
Total costs and operating expenses	20,032	18,121	41,783	39,075
Loss from operations	(20,032)	(18,121)	(25,637)	(39,075)
Other income, net:
Interest and investment income	2,023	1,656	3,573	3,329
Sublease income	708	564	1,507	602
Total other income, net	2,731	2,220	5,080	3,931
Net loss	$(17,301)	$(15,901)	$(20,557)	$(35,144)
Net loss per common share - basic and diluted	$(0.29)	$(0.41)	$(0.37)	$(0.95)
Weighted average shares of common stock outstanding - basic and diluted	60,495,675	38,389,123	55,892,479	36,878,787
Other comprehensive loss:
Net unrealized loss on marketable debt securities	(42)	(781)	(165)	(85)
Other comprehensive loss	(42)	(781)	(165)	(85)
Comprehensive loss	$(17,343)	$(16,682)	$(20,722)	$(35,229)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2023	44,754,853	$45	$411,821	$63	$(286,225)	$125,704
Issuance of common stock in private placement, net of offering costs (See Note 7)	8,849,371	9	39,163	—	—	39,172
Issuance of common stock pursuant to at-the-market (“ATM”) program, net of offering costs (See Note 7)	3,600,000	4	10,586	—	—	10,590
Issuance of pre-funded warrants in private placement, net of offering costs (See Note 8)	—	—	7,700	—	—	7,700
Issuance of restricted common stock, net of tax withholdings	1,497,921	1	(197)	—	—	(196)
Stock options exercised	100,981	—	245	—	—	245
Stock-based compensation	—	—	4,320	—	—	4,320
Net unrealized loss on marketable debt securities	—	—	—	(123)	—	(123)
Net loss	—	—	—	—	(3,256)	(3,256)
Balance at March 31, 2024	58,803,126	$59	$473,638	$(60)	$(289,481)	$184,156
Issuance of common stock under employee stock purchase plan ("ESPP")	59,882	—	105	—	—	105
Issuance of restricted common stock, net of tax withholdings	30,553	—	(43)	—	—	(43)
Stock options exercised	21,151	—	48	—	—	48
Stock-based compensation	—	—	2,871	—	—	2,871
Net unrealized loss on marketable debt securities	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	(17,301)	(17,301)
Balance at June 30, 2024	58,914,712	$59	$476,619	$(102)	$(306,782)	$169,794

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2022	34,958,730	$34	$373,225	$—	$(212,435)	$160,824
Issuance of common stock to Pfizer Inc. (See Note 5)	1,811,594	2	4,998	—	—	5,000
Issuance of restricted common stock, net of tax withholdings	148,047	1	1	—	—	2
Stock-based compensation	—	—	4,884	—	—	4,884
Net unrealized gain on marketable debt securities	—	—	—	696	—	696
Net loss	—	—	—	—	(19,243)	(19,243)
Balance at March 31, 2023	36,918,371	$37	$383,108	$696	$(231,678)	$152,163
Shares issued pursuant to the ATM program, net of commission	1,001,208	1	6,121	—	—	6,122
Stock options exercised	20,496	—	3	—	—	3
Vesting of restricted common stock	1,436,866	1	—	—	—	1
Stock-based compensation	—	—	3,668	—	—	3,668
Net unrealized loss on marketable debt securities	—	—	—	(781)	—	(781)
Net loss	—	—	—	—	(15,901)	(15,901)
Balance at June 30, 2023	39,376,941	$39	$392,900	$(85)	$(247,579)	$145,275

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows (In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(20,557)	$(35,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,701	714
Stock-based compensation	7,191	8,552
Non-cash operating lease expense	335	319
Accretion of discount on marketable debt securities	(2,924)	(1,867)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8)	678
Accounts payable	1,812	(2,313)
Accrued expenses and other current liabilities	(2,951)	(11,147)
Operating lease liabilities	(594)	2,336
Financing lease liabilities	(62)	—
Deferred revenues	(7,660)	—
Net cash used in operating activities	(23,717)	(37,872)
Investing activities
Redemption of marketable debt securities	113,848	15,193
Purchase of marketable debt securities	(132,105)	(130,176)
Purchase of property and equipment	(237)	(6,665)
Net cash used in investing activities	(18,494)	(121,648)
Financing activities
Proceeds from issuance of common stock and pre-funded warrants in private placement, net of offering costs	46,872	—
Proceeds from issuance of common stock pursuant to ATM program, net of offering costs	10,590	6,122
Tax withholding payments related to net settlement of restricted common stock	(239)	—
Proceeds from the exercise of stock options	293	3
Proceeds from issuance of common stock under ESPP	105	—
Net cash provided by financing activities	57,621	6,125
Net increase (decrease) in cash, cash equivalents and restricted cash	15,410	(153,395)
Cash, cash equivalents and restricted cash at beginning of year	11,136	180,765
Cash, cash equivalents and restricted cash at end of period	$26,546	$27,370
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$25,074	$25,898
Restricted cash	1,472	1,472
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$26,546	$27,370

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

In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three and six months ended June 30, 2024 are not necessarily indicative of those expected for the year ending December 31, 2024 or for any future period. The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2024 (“Fiscal 2023 10-K”).

Liquidity

As of June 30, 2024, the Company had an accumulated deficit of $306.8 million. The Company has incurred losses and negative cash flows from operations since inception, including net losses of $20.6 million and $35.1 million for the six months ended June 30, 2024 and 2023, respectively.

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

The Company currently expects that its existing cash, cash equivalents and short-term investments of $155.7 million as of June 30, 2024 will fund its operating expenses and capital requirements at least twelve months from the date these unaudited condensed consolidated financial statements are issued. Additional funding may be necessary to fund future clinical and preclinical activities.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expense and related disclosures. The Company regularly evaluates estimates and assumptions related to assets, liabilities, stock-based compensation, operating leases, assessment of the useful lives of property and equipment, marketable debt securities, fair value of intangible assets and research and development costs, including clinical trial accruals. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

3. Fair Value Measurements

The following tables present the financial instruments carried at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, respectively, in accordance with the FASB ASC 820 hierarchy (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$21,099	$—	$—	$21,099
Marketable debt securities
U.S. Treasury securities	130,650	—	—	130,650
Total	$151,749	$—	$—	$151,749

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$8,360	$—	$—	$8,360
Marketable debt securities
U.S. Treasury securities	109,634	—	—	109,634
Total	$117,994	$—	$—	$117,994

The Company’s cash equivalents represent deposits in a short-term money market fund quoted in an active market and are classified as Level 1 assets. Marketable debt securities include investments in United States Treasury securities and are classified as Level 1 assets as they are valued using quoted prices in active markets. There were no assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2024 and December 31, 2023. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the periods presented.

4. Marketable Debt Securities

Marketable debt securities, all of which were classified as available-for-sale, consist of the following (in thousands):

	June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Marketable debt securities
U.S. Treasury securities	$130,756	$-	$(106)	$130,650

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Marketable debt securities
U.S. Treasury securities	$109,571	$71	$(8)	$109,634

As of June 30, 2024, the remaining contractual terms of the U.S. Treasury securities were less than 12 months.

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

Interest and investment income consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$387	$396	$649	$1,462
Accretion of discount, net	1,636	1,260	2,924	1,867
Total interest and investment income	$2,023	$1,656	$3,573	$3,329

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

Pursuant to the University License Agreement, the Company is obligated to pay potential development and commercial milestones as well as running royalties on net sales of licensed products at varying rates. The Company assessed the milestone and royalty events under the University License Agreement as of June 30, 2024 and 2023, and determined that no such amounts were required.

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

On October 6, 2022, the Company entered into an amended and restated license agreement (the “A&R License Agreement”) with Pfizer, which amends and restates the Pfizer License Agreement. Pursuant to the A&R License Agreement, Pfizer granted to the Company exclusive worldwide rights under Pfizer’s Flexible Antibody Conjugation Technology (“FACT”) Platform technology to develop and commercialize ADC product candidates directed to certain licensed targets, including PYX-201 and PYX-203, and products containing the ADC product candidates. Additional ADC targets may be licensed for a nominal upfront payment and milestones. In accordance with the terms of the A&R License Agreement, the Company issued 2,229,654 shares of its common stock to Pfizer in October 2022, paid $8.0 million to Pfizer in January 2023 and issued 1,811,594 shares of its common stock to Pfizer in March 2023.

Further, pursuant to the A&R License Agreement, the Company is obligated to pay future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products at varying rates. The Company assessed the milestone and royalty events under the A&R License Agreement as of June 30, 2024 and 2023, and determined that no such amounts were required.

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

Pursuant to the Biosion License Agreement, the Company paid an upfront license fee of $10.0 million in March 2022. Further, the Company is also obligated to pay future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products and sublicensing revenues at varying rates. The Company assessed the milestone and royalty events involving the Biosion License Agreement as of June 30, 2024 and 2023, and determined that no such amounts were required.

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

Simcere is obligated to pay the Company milestone payments for achievement of certain clinical development milestones and low to high single-digit percentage royalties on net sales of suvemcitug in China until 15 years after the first commercial sale of suvemcitug. The Company assessed the milestone and royalty events involving Simcere as of June 30, 2024 and determined that no such amounts were receivable.

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

Under the agreement, Mabwell was granted an exclusive, royalty-bearing, perpetual license (without the right to sublicense) to rights in certain intellectual property to develop and commercialize such therapeutic candidates. Mabwell is obligated to pay the Company a mid-single-digit percentage royalty on net sales of such therapeutic candidates in China. The Company assessed the milestone and royalty events involving Mabwell as of June 30, 2024 and determined that no such amounts were receivable.

Toray Sublicense Agreement

In May 2012, Epitomics and Toray Industries, Inc. (“Toray”), entered into a non-exclusive sublicense agreement (the “Toray Agreement”) under which Epitomics granted Toray a non-exclusive, worldwide sublicense, with the right to grant further sublicenses, to develop and commercialize drug product candidates that Toray developed using antibodies created using Apexigen’s antibody-discovery platform (the “APXiMAB Platform”) that target certain molecules to use in the development of its drug product candidates. Under the Toray Agreement, Toray paid an upfront fee and agreed to pay certain development- and regulatory-related milestone payments and a low single-digit percentage royalty on net sales of licensed products and sublicense revenues by Toray or its affiliates. The Company assessed the milestone and royalty events involving Toray as of June 30, 2024 and determined that no such amounts were receivable.

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

On March 25, 2024, the Company entered into the Fourth Amendment, Settlement Agreement, and Royalty Purchase Agreement (the “Settlement Agreement”) with Novartis, pursuant to which Novartis agreed to pay the Company $8.0 million to transfer its rights to future royalties on the net sales of Beovu®. Additionally, the dispute regarding Novartis’ obligation to pay royalties on Beovu® sales was resolved and royalties previously received by Apexigen and the Company agreed to be free from any reclaim rights.

The ESBATech Agreement and the Settlement Agreement with Novartis both constitute contracts with a customer. Therefore, the Company has accounted for the payments received under these agreements as revenues in accordance with ASC 606, Revenue Recognition, (“ASC 606”). Upon execution of the Settlement Agreement, the $8.0 million payment was recorded as revenue within the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2024. Additionally, the related deferred revenues of $8.1 million previously constrained was also recorded as revenue within the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2024, as the uncertainty resulting in the revenue constraint has been resolved.

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

During the six months ended June 30, 2024, the Company completed the sale of an aggregate of 3,600,000 shares of common stock under the ATM offering program, with an average sale price of $3.00 per share, resulting in gross proceeds of $10.8 million, before deducting placement agent fees. During the six months ended June 30, 2023, the Company completed the sale of an aggregate of 1,001,208 shares of common stock under the ATM offering program, with an average gross sale price of $6.30 per share, resulting in gross proceeds of $6.3 million, before deducting placement agent fees.

As of June 30, 2024, the Company had $107.9 million of remaining capacity available under the ATM facility.

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

Preferred Stock

There were no issued and outstanding shares of preferred stock as of June 30, 2024 and December 31, 2023.

Common Stock

Voting, dividend and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.

Voting—Each holder of outstanding shares of common stock shall be entitled to one vote in respect of each share.

Reserved Shares—The Company reserved the following shares of common stock for issuance:

	June 30, 2024	December 31, 2023
Stock options outstanding	6,956,497	5,982,464
Non-vested and unsettled restricted stock units	3,053,833	3,631,431
Shares reserved for future issuance	1,578,783	1,013,840
Pre-Funded Warrant Shares	1,611,215	—
Apexigen replacement warrants	1,003,191	1,003,191
Employee stock purchase plan	615,603	565,405
Total	14,819,122	12,196,331

8. Common Stock Warrants

Apexigen Replacement Warrants

Upon the Merger, each outstanding warrant issued by Apexigen was assumed and converted into a warrant to acquire the Company’s common stock, on substantially similar terms and conditions as were applicable under such Apexigen warrant agreements. The Company replaced 5,815,613 Apexigen warrants with 1,003,191 Pyxis Oncology warrants.

As of June 30, 2024, there were 344,259 warrants outstanding with an exercise price of $8.12 per share, 17,212 warrants outstanding with an exercise price of $10.14 per share and 641,720 warrants with an exercise price of $66.67 per share. Each of the warrants with an exercise price of $66.67 per share will expire on the fifth anniversary of July 29, 2022, or earlier upon redemption or liquidation. Each of the warrants with an exercise price of $8.12 per share and $10.14 per share will expire on July 30, 2028, or earlier upon redemption or liquidation.

Private Placement Warrants

In connection with the Private Placement, the Company issued Pre-Funded Warrants to purchase up to an aggregate of 1,611,215 shares of the Company’s common stock at a purchase price of $4.779 per Pre-Funded Warrant, which represents the per share purchase price of the Shares less the $0.001 per share exercise price for each Pre-Funded Warrant. The Pre-Funded Warrants will be exercisable at any time after the date of issuance and will not expire. As of June 30, 2024, 1,611,215 Pre-Funded Warrants were outstanding.

The Company determined that the Pre-Funded Warrants and Apexigen replacement warrants met all of the criteria for equity classification. Accordingly, the warrants were recorded as a component of additional paid-in capital within the accompanying unaudited condensed consolidated balance sheets.

9. Stock-Based Compensation

The Company grants stock-based incentive awards pursuant to the 2021 Equity and Incentive Plan (the “2021 Plan”), 2019 Equity Incentive Plan (the “2019 Plan”), Apexigen Equity Incentive Plans (the “Apexigen Plan”) and the 2022 Equity Inducement Plan (the “2022 Inducement Plan”). As of June 30, 2024, there were 970,100 shares, 132,051 shares, 399,688 shares and 76,944 shares available for future issuance under the 2021 Plan, 2019 Plan, Apexigen Plan and 2022 Inducement Plan, respectively.

On May 1, 2024, the Company’s board of directors approved the Non-Qualified Deferred Compensation Plan ("the NQDC Plan"), which became effective on that date. The NQDC Plan was made available to eligible employees including the non-employee directors, and allows those who elect to participate to defer the settlement of certain restricted stock units to a future period. Certain members of management participated in the NQDC Plan and deferred settlement of restricted stock units to fiscal 2027 through 2031.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2024 (in thousands, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	5,982,464	$7.31	7.6	$141
Granted	1,427,222	3.90
Exercised	(122,551)	2.14
Expired	(200,406)	15.96
Forfeited	(130,232)	11.32
Outstanding at June 30, 2024	6,956,497	$6.38	7.8	$4,034
Options exercisable at June 30, 2024	3,294,687	$7.72	6.7	$1,989

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock of $3.31 per share as of June 28, 2024, the last trading day prior to the quarter ended June 30, 2024. The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2024 were less than $0.1 million and $0.3 million, respectively. The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2023, were $0.1 million.

The weighted-average grant-date fair value of stock options granted during the three and six months ended June 30, 2024, were $3.57 and $3.90 per share, respectively, and $2.04 and $3.04 per share for the three and six months ended June 30, 2023, respectively.

The Company estimated the fair value of each stock option on the date of grant using the following key input assumptions in the Black-Scholes option-pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected volatility	100.20% - 100.34%	97.11%	99.41% - 102.27%	97.11% - 97.82%
Risk-free interest rate	4.33% - 4.75%	4.05%	4.06% - 4.75%	3.58% - 4.05%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	6.00 - 6.08	6.08	5.00 - 6.08	6.08

The Company has an aggregate $11.1 million of gross unrecognized stock-based compensation expense for stock options as of June 30, 2024, remaining to be amortized over a weighted average period of 2.1 years.

Restricted Stock Units

The following table summarizes restricted stock units activity for the six months ended June 30, 2024:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested and unsettled at January 1, 2024	3,631,431	$2.51
Granted	1,283,412	3.81
Forfeited	(268,217)	2.56
Vested and settled	(1,592,793)	2.64
Non-vested and unsettled at June 30, 2024	3,053,833	$2.97

During the six months ended June 30, 2024, the Company issued 1,528,474 shares of its common stock from the settlement of 1,591,819 restricted common stock, with the remaining shares withheld for taxes. The Company has an aggregate $7.8 million of gross unrecognized restricted stock-based compensation expense as of June 30, 2024, remaining to be amortized over a weighted average period of 2.8 years.

2021 Employee Stock Purchase Plan (“2021 ESPP”)

The Company has the 2021 ESPP in force. During the three and six months ended June 30, 2024, the Company issued 59,882 shares of common stock pursuant to the ESPP. As of June 30, 2024, 615,603 shares are available for issuance under the 2021 ESPP.

Summary of Stock-Based Compensation Expense

The following table summarizes the total stock-based compensation expense for the three and six months ended June 30, 2024 and 2023, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative	$2,100	$2,329	$5,742	$5,590
Research and development	771	1,339	1,449	2,962
Total	$2,871	$3,668	$7,191	$8,552

10. Leases

The Company leases its office and facilities in Boston, Massachusetts under a non-cancellable operating lease agreement that continues through December 31, 2032. Cash paid for operating lease liabilities were $1.6 million and $1.2 million during the six months ended June 30, 2024 and 2023, respectively, which is included in operating cash flows within the accompanying unaudited condensed consolidated statements of cash flows.

The components of operating lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease cost
Operating lease cost	$663	$663	$1,327	$1,319
Variable lease cost	412	230	957	288
Short-term lease cost	—	—	—	488
Total operating lease cost	$1,075	$893	$2,284	$2,095

The Company subleases approximately 17,729 square feet of office and laboratory space in the building located at 321 Harrison Avenue, Boston, Massachusetts. The Company remains jointly and severally liable under the head lease and accounts for the sublease as an operating lease. The lease term commenced on March 24, 2023 and is expected to end in March 2026. The Company recognized sublease income of $0.7 million and $1.5 million for the three and six months ended June 30, 2024, respectively, and $0.6 million for the three and six months ended June 30, 2023.

11. Income Taxes

The Company’s effective tax rate from continuing operations was 0% for the three and six months ended June 30, 2024 and 2023, respectively. The Company has not recorded a federal income tax provision for the three and six months ended June 30, 2024 and 2023. The Company recorded a nominal state and local income tax provision for the three and six months ended June 30, 2024 and 2023.

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

12. Net Loss per Common Share

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per common share due to their anti-dilutive effect:

	June 30,
	2024	2023
Stock options outstanding	6,956,497	5,304,271
Non-vested and unsettled restricted stock units	3,053,833	3,803,103
Shares reserved for future issuance	1,578,783	1,475,856
Apexigen replacement warrants	1,003,191	—
Employee stock purchase plan	615,603	644,755
Total	13,207,907	11,227,985

Pre-Funded Warrant Shares of 1,611,215 shares are included in the computation of basic and diluted net loss per common share for the three and six months ended June 30, 2024 as the Pre-Funded Warrants are issuable for nominal consideration.

13. Related Parties

The Company was founded out of Dr. Thomas Gajewski’s laboratory at the University of Chicago. In 2020, the Company entered into the License Agreement with the University of Chicago, as well as a sponsored research agreement. During the three and six months ended June 30, 2024, the Company incurred $10 thousand and $40 thousand in expenses related to the University License Agreement, respectively. During the three and six months ended June 30, 2023, the Company did not incur expenses related to the University License Agreement. Refer to Note 5. Licensing Agreements for additional discussion.

Pfizer owns more than 10% of the Company and is considered the principal owner of the Company. The Company did not incur expenses related to Pfizer during the three and six months ended June 30, 2024. During the six months ended June 30, 2023, in accordance with the terms of the A&R License Agreement, the Company paid $8.0 million to Pfizer in January 2023 and issued 1,811,594 shares of its common stock in March 2023. Refer to Note 5. Licensing Agreements for additional discussion.

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

Our clinical development pipeline focused on multiple difficult-to-treat tumors is displayed below:

Our Clinical Program Portfolio

PYX-201

Our lead ADC product candidate is PYX-201, an investigational, novel ADC consisting of human Immunoglobulin G1, or IgG1, site-specifically conjugated with a next generation auristatin derivative via proteases-cleavable linker. PYX-201 is an ADC that uniquely targets Extradomain-B Fibronectin, or EDB+FN, in the tumor stroma. EDB+FN regulates blood vessel morphogenesis, which provides the tumor access to nutrition and oxygen, a means to remove waste and a pathway for metastasizing cells.

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

In preclinical models of patient-derived xenograft, or PDX models, we observed tumor regression with single agent PYX-201 in a dose-dependent manner. In addition, we observed that the treatment of preclinical syngeneic tumor models with PYX-201 resulted in enhanced T-cell infiltration into the tumor microenvironment, or TME, suggesting that PYX-201 may have caused immunogenic cell death, or ICD, and could potentially trigger downstream anti-tumor immune response. Recently, we shared our latest preclinical data at the 2024 American Association for Cancer Research, or AACR, Annual Meeting in San Diego, California. The preclinical data supports that PYX-201 is designed to have improved plasma stability, better potency, and tumor permeability due to optimized auristatin payload, or Aur-0101, and improved linker stability through site-specific conjugation to engineered cysteine residues for a target drug-to-antibody ratio, or DAR, of 4. Across a panel of approximately 100 preclinical PDX models representing ten tumor types, PYX-201 demonstrated broad, deep and durable anti-tumor activity. The recent preclinical data provides insights into the mechanism associated with this novel agent observed across multiple solid tumors. PYX-201 has potential applications in both monotherapy and combination therapy and maintains a well-tolerated safety profile based on the lack of EDB+FN expression in healthy cells.

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

To date, 72 subjects have been dosed in the PYX-201 dose escalation study with a continued focus on HNSCC, NSCLC, ovarian cancer, soft tissue sarcoma, and PDAC based on an assessment of factors including immunohistochemistry target expression, stromal volume, unmet medical need, and clinical investigator judgment. PYX-201 safety data continues to support go-forward monotherapy and potential combination clinical development strategies, which we believe could have the potential to provide additional treatment options to patients with difficult-to-treat cancers.

As we continue to analyze the data generated, we anticipate that the data from the dose finding studies will guide the selection for the RP2D for subsequent multi-dosing and potential combination studies. As previously reported, we are on track to announce preliminary data from the Phase 1 trial of PYX-201, including efficacy, safety, pharmacokinetics (PK), and provide an update on future development plans in the fall of 2024.

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

In the Phase 1 portion of the trial, the starting dose of PYX-106 was 0.5 mg/kg. The DESC approved escalating the dose after each cohort. To date, 33 subjects have been dosed with PYX-106 in the Phase 1 trial. PYX-106 is administered once every two weeks. Dose escalation will follow the BOIN design until the RP2D is determined.

We expect to report preliminary data from the Phase 1 trial of PYX-106, including PK/pharmacodynamic results, by year-end 2024.

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

Since our inception, we have focused substantially all of our resources on conducting research and development activities, undertaking preclinical studies and clinical trials, organizing and staffing our company, business planning, raising capital, establishing and maintaining our intellectual property portfolio and identifying potential product candidates. We do not have any products approved for sale and have not generated any revenues from product sales. We have incurred significant operating losses since our inception. We reported net losses of $20.6 million and $35.1 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $306.8 million, net equity of $169.8 million, and cash, cash equivalents and short-term investments of $155.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses and capital expenditures will increase substantially in connection with our ongoing activities. Our operations to date have been financed primarily through sales of convertible preferred stock and sale of equity securities and additional funding may be necessary to fund future clinical and preclinical activities.

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

Costs and Operating Expenses

Cost of Revenues

The components of our cost of revenues are expenses directly attributable to earn revenues. Pursuant to the Settlement Agreement with Novartis, we transferred our rights to future royalties on the net sales of Beovu® to Novartis and recorded the remaining definite-lived intangible asset of $0.5 million related to these royalty rights to cost of revenues. Refer to Note 6. Sale of Royalty Rights, to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Research and Development Expenses

Research and development expenses consist of costs incurred for our research activities, including our discovery efforts and research work to support clinical development and the development of our programs. Research and development expenses are separated into program-specific costs and unallocated costs.

Program-specific costs include:

•
direct third-party costs, which include expenses incurred under agreements with contract research organizations, or CROs, and the cost of consultants who assist with the development of our product candidates on a program-specific basis, investigator grants, sponsored research and any other third-party expenses directly attributable to the development of the product candidates;
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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and personnel-related costs, including stock-based compensation and severance for our personnel in executive, legal, finance and accounting, human resources and other administrative functions. General and administrative expenses also include professional fees for auditing, tax and legal services, as well as insurance, board of director compensation, consulting, other administrative expenses and facility costs not otherwise included in research and development expenses.

Other Income, Net

Other income, net primarily consists of interest earned on our invested cash and cash equivalent balances, accretion of discounts associated with our marketable debt securities and sublease income under our sublease.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$13,953	$11,391	$2,562
General and administrative	6,079	6,730	(651)
Total operating expenses	20,032	18,121	1,911
Loss from operations	(20,032)	(18,121)	(1,911)
Other income, net:
Interest and investment income	2,023	1,656	367
Sublease income	708	564	144
Total other income, net	2,731	2,220	511
Net loss	$(17,301)	$(15,901)	$(1,400)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30,
	2024	2023	Change
Program-specific costs:
PYX-201	$5,367	$1,315	$4,052
PYX-106	1,646	1,184	462
Other program costs	430	705	(275)
Total program costs	7,443	3,204	4,239
Unallocated costs:
Personnel-related expenses including stock-based compensation	4,253	6,352	(2,099)
Other costs	2,257	1,835	422
Total research and development expenses	$13,953	$11,391	$2,562

Research and development expenses increased by $2.6 million, from $11.4 million for the three months ended June 30, 2023 to $14.0 million for the three months ended June 30, 2024.

PYX-201 program-specific research and development costs increased by $4.1 million, primarily due to a $0.7 million increase in clinical trial related expenses for our ongoing Phase 1 clinical trial for PYX-201-101 and a $2.8 million increase in contract manufacturing costs due to timing of manufacturing runs for PYX-201.

PYX-106 program-specific research and development costs increased by $0.5 million, primarily due to clinical trial related expenses for our ongoing Phase 1 clinical trial for PYX-106-101.

Unallocated research and development costs decreased by $1.7 million from $8.2 million for the three months ended June 30, 2023 to $6.5 million for the three months ended June 30, 2024. This decrease was primarily due to lower personnel-related expenses as a result of the reduction in workforce completed in the fourth quarter of 2023.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30,
	2024	2023	Change
Personnel-related expenses including stock-based compensation	$3,335	$3,996	$(661)
Professional and consultant fees	1,134	1,530	(396)
Facilities, insurance and other costs	1,610	1,204	406
Total general and administrative expenses	$6,079	$6,730	$(651)

General and administrative expenses decreased by $0.7 million, from $6.7 million for the three months ended June 30, 2023 to $6.0 million for the three months ended June 30, 2024. The decrease was primarily related to higher professional and consultant fees and stock-based compensation during the prior comparable period, partially offset by higher facilities costs in the current period.

Other Income, Net

Other income, net for the three months ended June 30, 2024 and 2023 was $2.7 million and $2.2 million, respectively. The increase was primarily due to higher interest and investment income due to higher short-term investment balances.

Results of Operations

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	For the Six Months Ended June 30,
	2024	2023	Change
Revenues
Royalty revenues	$8,146	$—	$8,146
Sale of royalty rights	8,000	—	8,000
Total revenues	16,146	—	16,146
Costs and operating expenses:
Cost of revenues	475	—	475
Research and development	26,982	23,292	3,690
General and administrative	14,326	15,783	(1,457)
Total operating expenses	41,783	39,075	2,708
Loss from operations	(25,637)	(39,075)	13,438
Other income, net:
Interest and investment income	3,573	3,329	244
Sublease income	1,507	602	905
Total other income, net	5,080	3,931	1,149
Net loss	$(20,557)	$(35,144)	$14,587

Revenues

Revenues for the six months ended June 30, 2024 was $16.1 million, compared to $0 for the six months ended June 30, 2023. During the first quarter of fiscal 2024, we entered into the Settlement Agreement with Novartis, pursuant to which we transferred our rights to future royalties on the net sales of Beovu® to Novartis for a one-time amount of $8.0 million and Novartis also agreed to forgo its right to reclaim royalties previously paid of $8.1 million to us and Apexigen. Both of these amounts were recognized as revenues upon execution of the Settlement Agreement during the six months ended June 30, 2024.

Costs and Operating Expenses

Cost of Revenues

Upon execution of the Settlement Agreement with Novartis, we expensed the remaining definite-lived intangible asset of $0.5 million related to these royalty rights to cost of revenues.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023 (in thousands):

	For the Six Months Ended June 30,
	2024	2023	Change
Program-specific costs:
PYX-201	$9,724	$3,021	$6,703
PYX-106	3,635	2,311	1,324
Other program costs	621	1,115	(494)
Total program costs	13,980	6,447	7,533
Unallocated costs:
Personnel-related expenses including stock-based compensation	8,435	13,092	(4,657)
Other costs	4,567	3,753	814
Total research and development expenses	$26,982	$23,292	$3,690

Research and development expenses increased by $3.7 million, from $23.3 million for the six months ended June 30, 2023 to $27.0 million for the six months ended June 30, 2024.

PYX-201 program-specific research and development costs increased by $6.7 million, primarily due to a $1.6 million increase in clinical trial related expenses for our ongoing Phase 1 clinical trial for PYX-201-101 and a $4.7 million increase in contract manufacturing costs due to timing of manufacturing runs for PYX-201.

PYX-106 program-specific research and development costs increased by $1.3 million, primarily due to clinical trial related expenses for our ongoing Phase 1 clinical trial for PYX-106-101.

Unallocated research and development costs decreased by $3.8 million from $16.8 million for the six months ended June 30, 2023 to $13.0 million for the six months ended June 30, 2024. This decrease was primarily due to lower personnel-related expenses as a result of the reduction in workforce completed in the fourth quarter of 2023.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2024 and 2023 (in thousands):

	For the Six Months Ended June 30,
	2024	2023	Change
Personnel-related expenses including stock-based compensation	$8,896	$9,297	$(401)
Professional and consultant fees	2,214	3,997	(1,783)
Facilities, insurance and other costs	3,216	2,489	727
Total general and administrative expenses	$14,326	$15,783	$(1,457)

General and administrative expenses decreased by $1.5 million, from $15.8 million for the six months ended June 30, 2023 to $14.3 million for the six months ended June 30, 2024. The decrease was primarily related to higher professional and consultant fees during the prior comparable period, partially offset by higher facilities costs in the current period.

Other Income, Net

Other income, net for the six months ended June 30, 2024 and 2023 was $5.1 million and $3.9 million, respectively. The increase was primarily due to higher sublease income due to a full period of sublease income for 2024 as compared to a partial period for 2023.

Liquidity and Capital Resources

We had cash, cash equivalents and short-term investments of $155.7 million as of June 30, 2024. For the three and six months ended June 30, 2024, we had net losses of $17.3 million and $20.6 million, respectively, as compared to $15.9 million and $35.1 million for the corresponding prior year periods. As of June 30, 2024, we had an accumulated deficit of $306.8 million.

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
•
the manufacture of drug products and drug substance for our product candidates PYX-201 and PYX-106;
•
the timing and progress of our other preclinical and clinical development activities;
•
the number and scope of other preclinical and clinical programs we decide to pursue;

•
the progress of the development efforts of parties with whom we have entered, or may in the future enter into, in-licensing, collaborations and research and development agreements;
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

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(23,717)	$(37,872)
Net cash used in investing activities	(18,494)	(121,648)
Net cash provided by financing activities	57,621	6,125
Net increase (decrease) in cash, cash equivalents and restricted cash	$15,410	$(153,395)

Operating Activities

During the six months ended June 30, 2024, net cash used in operating activities was $23.7 million, which consisted of our net loss of $20.6 million and a net change in our operating assets and liabilities of $9.5 million, partially offset by non-cash charges of $6.3 million. The non-cash charges of $6.3 million was primarily due to $7.2 million of stock-based compensation, $1.7 million of depreciation and amortization expense, offset by $2.9 million of accretion of discounts on marketable debt securities. The net change in our operating assets and liabilities was primarily due to a decrease in deferred revenues of $7.7 million related to the Settlement Agreement with Novartis and reductions in accrued expenses and other current liabilities driven primarily by the timing of payments and services performed related to our ongoing clinical trials.

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

Investing Activities

During the six months ended June 30, 2024, net cash used in investing activities was $18.5 million, which consisted primarily of purchases of marketable debt securities of $132.1 million, partially offset by redemption of marketable debt securities of $113.8 million.

During the six months ended June 30, 2023, net cash used in investing activities was $121.7 million, which consisted primarily of purchases of marketable debt securities of $130.2 million and leasehold improvements of $6.7 million, partially offset by redemption of marketable debt securities of $15.2 million.

Financing Activities

During the six months ended June 30, 2024, net cash provided by financing activities was $57.6 million, which consists primarily of net proceeds of $46.9 million from the Private Placement which closed in February 2024 and net proceeds of $10.6 million from our ATM program.

During the six months ended June 30, 2023, net cash provided by financing activities was $6.1 million, which consists primarily of net proceeds from our ATM program of $6.1 million.

Outlook

As of June 30, 2024, we had approximately $155.7 million in cash, cash equivalents, and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations into the second half of 2026, including our current projections for PYX-201’s next phase of clinical development. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expect.

Contractual Obligations and Commitments

Operating lease obligation

We lease an office and laboratory space in Boston, Massachusetts with lease payments that continue through December 31, 2032, and have scheduled rent increases each year of 3%. Additionally, we sublease 17,729 square feet of office and laboratory space in the building located at 321 Harrison Avenue, Boston, Massachusetts. The remaining contractual fixed lease payments, net of sublease payments and tenant improvement allowance, over the term of the lease aggregate to $27.4 million. The operating lease obligation is discussed in Note 10. Leases to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

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

We are a clinical stage biopharmaceutical company with a limited operating history. Since our inception, we have incurred significant operating losses. We reported net losses of $20.6 million and $35.1 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 we had an accumulated deficit of $306.8 million. To date, we have not generated any revenues from product sales and have financed our operations primarily through sales of our equity interests. As such, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory licensure and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing licensure for and commercializing products that generate significant revenues. This will require us to be successful in a range of challenging activities, including, without limitation, procuring clinical- and commercial-scale manufacturing, successfully completing preclinical studies and clinical trials of our product candidates, establishing arrangements with third parties for the conduct of our clinical trials, obtaining marketing licensure for our product candidates, manufacturing, marketing and selling any products for which we may obtain marketing licensure, discovering or obtaining rights to additional product candidates, identifying collaborators to develop product candidates we identify or additional uses of existing product candidates and successfully completing development of product candidates for our collaboration partners. In addition, for certain of our licensees from whom we are entitled to receive royalty payments if they successfully develop and commercialize any products covered by the licenses we acquired in the Merger, there is no guarantee that their product development and commercialization will lead to any such payments even if any such product candidates receive regulatory approval for commercial sale.

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

The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we continue our clinical trials of our product candidates PYX-201 and PYX-106 and advance our other preclinical research and development programs. For example, to refocus development efforts and spending towards our most advanced programs, we have elected to pause preclinical development of PYX-203, PYX-102 and PYX-107. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other comparable regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

As of June 30, 2024, we had approximately $155.7 million in cash, cash equivalents, and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations into the second half of 2026, including our current projections for PYX-201’s next phase of clinical development.

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

Risks Related to the Discovery and Development of our Product Candidates

We are heavily dependent on the success of PYX-201 and PYX-106, which are in the early stages of development. If PYX-201, and/or PYX-106 are not successful in clinical trials or do not receive regulatory approval or licensure or are not successfully commercialized, our business will be materially and adversely affected.

To date, we have invested a significant portion of our efforts and financial resources in the development of PYX-201 and PYX-106. Our future success is substantially dependent on our ability to successfully initiate and complete clinical development for, obtain regulatory licensure for, and successfully commercialize PYX-201 and/or PYX-106, which may never occur. We currently have no products that are approved or licensed for commercial sale and may never be able to develop a marketable product. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to the development of, and related clinical and other activities associated with, advancing PYX-201 and/or PYX-106, which will require clinical development, management of clinical and manufacturing activities, regulatory licensure, establishing commercial scale manufacturing, and significant sales, marketing, and distribution efforts before we can generate any revenues from any commercial sales. We cannot be certain that we will be able to successfully complete any of these activities or that, even if PYX-201 and PYX-106, receive regulatory licensure, such products will be able to successfully compete against therapies and technologies offered by other companies.

The research, testing, manufacturing, labeling, licensure, sale, packaging, marketing and distribution of biological products are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries. We are not permitted to market PYX-201 or PYX-106, in the United States until we receive licensure of a Biologics License Application, or BLA, or New Drug Application, or NDA, from the FDA for such product candidates, as appropriate. Further, we are not permitted to market PYX-201 or PYX-106, in any foreign countries until we receive the requisite licensure or approvals from such countries. We have not submitted a BLA or NDA to the FDA or comparable applications to any other comparable regulatory authorities for PYX-201 or PYX-106. We will not be in a position to do so for several years, if ever. If we are unable to obtain the necessary regulatory licensure or approvals for PYX-201 or PYX-106, in a country, we will not be able to commercialize such product candidate in that country. As a result, our financial position will be materially adversely affected, and we may not be able to generate sufficient revenues to continue our business.

The outcome of preclinical testing for PYX-201 and PYX-106 may not predict the success of later clinical trials.

PYX-201 and PYX-106 are in the early stages of development and is not currently approved for sale and there is no guarantee that it will ever be marketable. Clinical failure can occur at any stage of clinical development. We are required to demonstrate with substantial evidence through well-controlled clinical trials the safety and efficacy of PYX-201 and PYX-106 in a diverse population before we can seek marketing approvals for its commercial sale. Success in preclinical studies for PYX-201and PYX-106 does not mean that future larger registration clinical trials will be successful. This is because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA, and other regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. We do not know whether any clinical trials we may conduct for PYX-201 and PYX-106 will demonstrate consistent or adequate efficacy and safety results sufficient to obtain marketing approval.

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

Any preclinical studies or clinical trials that we may conduct may not demonstrate the safety, purity, and potency necessary to obtain regulatory licensure to market our product candidates. If the results of our ongoing or future preclinical studies and clinical trials are inconclusive with respect to the safety, purity, and potency of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing licensure for those product candidates. In some instances, there can be significant variability in safety, purity, and potency results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. If that were to occur, or if other developers of similar products were to find an unacceptable severity or prevalence of side effects with their candidates, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny licensure of our product candidates for any or all targeted indications. Product-related side effects could also affect patient recruitment or the ability of enrolled patients to complete an ongoing trial or result in potential product liability claims. See also “The outcome of preclinical testing for PYX-201 and PYX-106 may not predict the success of later clinical trials.” Any of these occurrences may significantly harm our business, financial condition and prospects.

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

The FDA may modify or enhance clinical trial requirements which may affect enrollment and retention of patients. In August 2023, the FDA published a guidance document, Informed Consent, Guidance for IRBs, Clinical Investigators, and Sponsors, which supersedes past guidance and finalizes draft guidance on informed consent. FDA’s new guidance presents evolving requirements for informed consent which may affect recruitment and retention of patients in clinical trials. Effects on recruitment and retention of patients may hinder or delay a clinical trial, which may increase costs and delay clinical programs. Further, in December 2023, the FDA published a final rule, Institutional Review Board Waiver or Alteration of Consent for Minimal Risk Clinical Investigations, which allows exceptions from informed consent requirements when a clinical investigation poses no more than minimal risk to the human subject and includes appropriate safeguards to protect the rights, safety, and welfare of human subjects.

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

Further, cancer therapies sometimes are characterized as first-line, second-line or third-line. The FDA often approves or licenses new oncology therapies initially only for third-line or later use, meaning for use after two or more other treatments have failed. When cancer is detected early enough, first-line therapy, usually hormone therapy, surgery, radiation therapy, immunotherapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second-line and third-line therapies are administered to patients when prior therapy is not effective. Our clinical trials are, and any future clinical trials will be, with patients with difficult-to-treat cancer. We expect that we would initially seek regulatory licensure for use of these product candidates in appropriate treatment settings. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek licensure potentially as a first-line therapy, but any product candidates we develop, even if approved for second-line or third-line therapy, may not be approved for first-line therapy and, prior to seeking and/or receiving any licensure for first-line therapy, we may have to conduct additional clinical trials.

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

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials that are continuing may not be predictive of the results of the later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed on in later stage clinical trials. In particular, the small number of patients in our planned early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. For example, even if successful, the results of our clinical trials of our product candidates PYX-201 and PYX-106 and other product candidates may not be predictive of the results of further clinical trials of these product candidates or any of our other product candidates. Moreover, preclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain marketing licensure of their products. Our clinical trials may not ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business, results of operations, financial condition and prospects.

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
•
our reputation may suffer.

See also “The outcome of preclinical testing for PYX-201 and PYX-106 may not predict the success of later clinical trials.”

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

We may seek Fast Track designation for one or more of our future product candidates. If a drug or biological product is intended for the treatment of a serious or life-threatening disease or condition and it demonstrates the potential to address unmet medical needs for such a disease or condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. We may seek Fast Track designation for our product candidates, but there is no assurance that the FDA will grant this designation to any of our proposed product candidates. Marketing applications submitted by sponsors of products in Fast Track development may qualify for rolling review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing licensure by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or licensure compared to conventional FDA procedures or pathways and receiving a Fast Track designation does not provide assurance of ultimate FDA licensure. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. The FDA may withdraw any Fast Track designation at any time.

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

We may be required by the FDA to develop, either by ourselves or with collaborators, companion diagnostic tests for our product candidates for certain indications. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. We have no prior experience with medical device or diagnostic test development. If we choose to develop and seek FDA clearance or approval for companion diagnostic tests on our own, we will require additional personnel with medical device knowledge and expertise. We may rely on third parties for the design, development and manufacture of companion diagnostic tests for our therapeutic product candidates that require such tests. These third parties may be laboratories that develop companion diagnostic tests. Recently, FDA published a rule announcing its intention to regulate laboratory-developed tests (LDTs) as medical devices subject to existing device regulatory requirements. If these parties are unable to successfully develop companion diagnostics for these therapeutic product candidates, meet FDA regulatory requirements, or experience delays in doing so, we may be unable to enroll enough patients for our current and planned clinical trials, the development of these therapeutic product candidates may be adversely affected, these therapeutic product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these therapeutics that obtain marketing approval. Any failure to successfully develop this companion diagnostic may cause or contribute to delayed enrollment of this trial and may prevent us from initiating or completing further clinical trials to support marketing approval for our product candidates. As a result, our business, results of operations and financial condition could be materially harmed.

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

As of August 14, 2024, we had 55 full-time employees. As our development and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to integrate products and technology from the Merger and continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

We currently have no marketing, sales or distribution infrastructure and we intend to either establish a sales and marketing infrastructure or outsource this function to a third party. Either of these commercialization strategies carries substantial risks to us.

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

Even if our patent rights are unchallenged, our issued patents and our pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our owned and licensed patent rights by developing similar or alternative technologies or products in a non-infringing manner. For example, a third-party may develop a competitive product that provides benefits similar to one or more of our product candidates, but that has a different composition that falls outside the scope of our patent protection. If the protection provided by our patent rights with respect to our product candidates is not sufficiently broad to impede such competition, or if the breadth, strength or term (including any extensions or adjustments) of protection provided by our patent rights with respect to our product candidates or any future product candidates is successfully challenged, our ability to successfully commercialize our product candidates could be negatively affected, which would harm our business. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates or any future product candidates under patent protection would be reduced.

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

If we fail to meet our obligations under any of our in-license agreements, including the amended and restated license agreement with Pfizer, dated October 6, 2022, as further amended, or the Biosion License Agreement, dated March 28, 2022, as further amended, then the licensor may terminate the license agreement. If one of our material in-license agreements is terminated, we will lose the right to continue to develop and commercialize the product candidate(s) covered by such in-license agreement. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under our in-license agreements, we may not be able to do so in a timely manner, at an acceptable cost or at all.

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

As of August 13, 2024, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially own approximately 42.2% of our outstanding common stock. As a result, these stockholders, if acting together, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Pyxis Oncology, Inc. Deferred Compensation Plan					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Pyxis Oncology, Inc.

Date: August 14, 2024	By:	/s/ Lara Sullivan
Lara Sullivan, M.D.
President and Chief Executive Officer

	By:	/s/ Pamela Connealy
Pamela Connealy
Chief Financial Officer and Chief Operating Officer