Form 10-Q
period 2024-09-30
Pyxis Oncology, Inc.
filed 2024-11-12
CIK 1782223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 11, 2024, the registrant had 59,465,729 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$12,056	$9,664
Marketable debt securities, short-term	132,762	109,634
Restricted cash	1,472	1,472
Prepaid expenses and other current assets	2,578	3,834
Total current assets	148,868	124,604
Property and equipment, net	10,396	11,872
Intangible assets, net	23,619	24,308
Right-of-use asset	12,428	12,942
Total assets	$195,311	$173,726
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,870	$3,896
Accrued expenses and other current liabilities	14,057	12,971
Operating lease liabilities, current portion	1,393	1,232
Deferred revenues	—	7,660
Total current liabilities	20,320	25,759
Operating lease liabilities, net of current portion	19,030	20,099
Financing lease liabilities, net of current portion	117	—
Deferred tax liability, net	2,164	2,164
Total liabilities	41,631	48,022
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 190,000,000 shares authorized; 59,449,998 and 44,754,853 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	59	45
Additional paid-in capital	481,255	411,821
Accumulated other comprehensive income	351	63
Accumulated deficit	(327,985)	(286,225)
Total stockholders’ equity	153,680	125,704
Total liabilities and stockholders’ equity	$195,311	$173,726

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Royalty revenues (See Note 6)	$—	$—	$8,146	$—
Sale of royalty rights (See Note 6)	—	—	8,000	—
Total revenues	—	—	16,146	—
Costs and operating expenses:
Cost of revenues	—	—	475	—
Research and development	17,741	14,687	44,723	37,979
General and administrative	6,013	10,667	20,339	26,450
Total costs and operating expenses	23,754	25,354	65,537	64,429
Loss from operations	(23,754)	(25,354)	(49,391)	(64,429)
Other income, net:
Interest and investment income	1,846	1,707	5,419	5,036
Sublease income	705	598	2,212	1,200
Total other income, net	2,551	2,305	7,631	6,236
Net loss	$(21,203)	$(23,049)	$(41,760)	$(58,193)
Net loss per common share - basic and diluted	$(0.35)	$(0.56)	$(0.73)	$(1.52)
Weighted average shares of common stock outstanding - basic and diluted	60,715,041	41,331,806	57,511,997	38,379,401
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities	453	(20)	288	(105)
Other comprehensive income (loss)	453	(20)	288	(105)
Comprehensive loss	$(20,750)	$(23,069)	$(41,472)	$(58,298)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
For the Three Months Ended September 30, 2024 and 2023	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at June 30, 2024	58,914,712	$59	$476,619	$(102)	$(306,782)	$169,794
Issuance of common stock pursuant to at-the-market (“ATM”) program, net of offering costs (See Note 7)	450,000	—	1,584	—	—	1,584
Issuance of restricted common stock, net of tax withholdings	58,687	—	(1)	—	—	(1)
Issuance of common stock under employee stock purchase plan ("ESPP")	26,599	—	72	—	—	72
Stock-based compensation	—	—	2,981	—	—	2,981
Net unrealized gains on marketable debt securities	—	—	—	453	—	453
Net loss	—	—	—	—	(21,203)	(21,203)
Balance at September 30, 2024	59,449,998	$59	$481,255	$351	$(327,985)	$153,680

Balance at June 30, 2023	39,376,941	$39	$392,900	$(85)	$(247,579)	$145,275
Acquisition of Apexigen, Inc.	4,344,435	4	10,728	—	—	10,732
Stock options exercised	56,774	—	117	—	—	117
Vesting of restricted common stock, net of tax withholdings	455,375	1	(394)	—	—	(393)
Issuance of common stock under ESPP	60,567	—	105	—	—	105
Stock-based compensation	—	—	5,179	—	—	5,179
Net unrealized losses on marketable debt securities	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(23,049)	(23,049)
Balance at September 30, 2023	44,294,092	$44	$408,635	$(105)	$(270,628)	$137,946

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
For the Nine Months Ended September 30, 2024 and 2023	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2023	44,754,853	$45	$411,821	$63	$(286,225)	$125,704
Issuance of common stock in private placement, net of offering costs (See Note 7)	8,849,371	9	39,163	—	—	39,172
Issuance of common stock pursuant to ATM program, net of offering costs (See Note 7)	4,050,000	4	12,170	—	—	12,174
Issuance of pre-funded warrants in private placement, net of offering costs (See Note 8)	—	—	7,700	—	—	7,700
Stock options exercised	122,132	—	293	—	—	293
Issuance of restricted common stock, net of tax withholdings	1,587,161	1	(241)	—	—	(240)
Issuance of common stock under ESPP	86,481	—	177	—	—	177
Stock-based compensation	—	—	10,172	—	—	10,172
Net unrealized gains on marketable debt securities	—	—	—	288	—	288
Net loss	—	—	—	—	(41,760)	(41,760)
Balance at September 30, 2024	59,449,998	$59	$481,255	$351	$(327,985)	$153,680

Balance at December 31, 2022	34,958,730	$34	$373,225	$—	$(212,435)	$160,824
Issuance of common stock to Pfizer Inc. (Refer to Note 5)	1,811,594	2	4,998	—	—	5,000
Issuance of common stock pursuant to ATM program, net of offering costs	1,001,208	1	6,121	—	—	6,122
Acquisition of Apexigen, Inc.	4,344,435	4	10,728	—	—	10,732
Stock options exercised	77,270	—	120	—	—	120
Issuance of restricted common stock, net of tax withholdings	2,040,288	3	(393)	—	—	(390)
Issuance of common stock under ESPP	60,567	—	105	—	—	105
Stock-based compensation	—	—	13,731	—	—	13,731
Net unrealized losses on marketable debt securities	—	—	—	(105)	—	(105)
Net loss	—	—	—	—	(58,193)	(58,193)
Balance at September 30, 2023	44,294,092	$44	$408,635	$(105)	$(270,628)	$137,946

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows (In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(41,760)	$(58,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,432	1,237
Stock-based compensation	10,172	13,731
Non-cash operating lease expense	514	473
Accretion of discount on marketable debt securities	(4,576)	(3,347)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,256	1,712
Accounts payable	1,210	(3,857)
Accrued expenses and other current liabilities	1,017	(10,435)
Operating lease liabilities	(908)	2,697
Financing lease liabilities	(79)	—
Deferred revenues	(7,660)	527
Net cash used in operating activities	(38,382)	(55,455)
Investing activities
Cash acquired in acquisition of Apexigen, Inc.	—	6,659
Redemption of marketable debt securities	137,483	71,594
Purchase of marketable debt securities	(155,748)	(186,604)
Purchase of property and equipment	(237)	(6,726)
Net cash used in investing activities	(18,502)	(115,077)
Financing activities
Proceeds from issuance of common stock and pre-funded warrants in private placement, net of offering costs	46,872	—
Proceeds from issuance of common stock pursuant to ATM program, net of offering costs	12,174	6,122
Tax withholding payments related to net settlement of restricted common stock	(240)	(393)
Proceeds from the exercise of stock options	293	120
Proceeds from issuance of common stock under ESPP	177	105
Net cash provided by financing activities	59,276	5,954
Net increase (decrease) in cash, cash equivalents and restricted cash	2,392	(164,578)
Cash, cash equivalents and restricted cash at beginning of year	11,136	180,765
Cash, cash equivalents and restricted cash at end of period	$13,528	$16,187
Noncash investing and financing activities:
Shares, warrants, and replacement stock options and restricted stock units (“RSUs”) issued for acquisition of Apexigen, Inc.	$—	$10,732
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$12,056	$14,715
Restricted cash	1,472	1,472
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$13,528	$16,187

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

In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of those expected for the year ending December 31, 2024 or for any future period. The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2024 (“Fiscal 2023 10-K”).

Liquidity

As of September 30, 2024, the Company had an accumulated deficit of $328.0 million. The Company has incurred losses and negative cash flows from operations since inception, including net losses of $41.8 million and $58.2 million for the nine months ended September 30, 2024 and 2023, respectively.

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

The Company currently expects that its existing cash, cash equivalents and short-term investments of $144.8 million as of September 30, 2024 will fund its operating expenses and capital requirements at least twelve months from the date these unaudited condensed consolidated financial statements are issued. Additional funding may be necessary to fund future clinical and preclinical activities.

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

3. Fair Value Measurements

The following tables present the financial instruments carried at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, respectively, in accordance with the FASB ASC 820 hierarchy (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$7,201	$—	$—	$7,201
Marketable debt securities
U.S. Treasury securities	132,762	—	—	132,762
Total	$139,963	$—	$—	$139,963

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$8,360	$—	$—	$8,360
Marketable debt securities
U.S. Treasury securities	109,634	—	—	109,634
Total	$117,994	$—	$—	$117,994

The Company’s cash equivalents represent deposits in a short-term money market fund quoted in an active market and are classified as Level 1 assets. Marketable debt securities include investments in United States Treasury securities and are classified as Level 1 assets as they are valued using quoted prices in active markets. There were no assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2024 and December 31, 2023. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the periods presented.

4. Marketable Debt Securities

Marketable debt securities, all of which were classified as available-for-sale, consist of the following (in thousands):

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Marketable debt securities
U.S. Treasury securities	$132,411	$352	$(1)	$132,762

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Marketable debt securities
U.S. Treasury securities	$109,571	$71	$(8)	$109,634

As of September 30, 2024, the remaining contractual terms of the U.S. Treasury securities were less than 12 months.

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

Interest and investment income consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$194	$227	$843	$1,689
Accretion of discount, net	1,652	1,480	4,576	3,347
Total interest and investment income	$1,846	$1,707	$5,419	$5,036

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

Pursuant to the University License Agreement, the Company is obligated to pay potential development and commercial milestones as well as running royalties on net sales of licensed products at varying rates. The Company assessed the milestone and royalty events under the University License Agreement as of September 30, 2024 and 2023, and determined that no such amounts were required.

Pfizer Inc. Agreement

In December 2020, the Company entered into a license agreement (as amended, the “Pfizer License Agreement”) with Pfizer Inc. (“Pfizer”) for worldwide development and commercialization rights to ADC product candidates directed to certain licensed targets, including PYX-201 and PYX-203, and products containing the ADC product candidates. The Company’s rights are exclusive with respect to certain patents owned or controlled by Pfizer covering the licensed ADCs. The initial licensed targets include CD123 and Extradomain-B Fibronectin (“EDB+FN”) and the Company has the option to expand the scope of its license to add additional licensed targets that have not been licensed to a third-party or are not the subject of a Pfizer ADC development program. The Pfizer License Agreement became effective in March 2021 and the Company paid a combined $25.0 million for the license fee, consisting of an upfront cash payment of $5.0 million and issued 12,152,145 shares of Series B convertible preferred stock, which was converted into 1,911,015 shares of its common stock upon the initial public offering (“IPO”) in October 2021, with a value of $20.0 million to Pfizer.

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

Further, pursuant to the A&R License Agreement, the Company is obligated to pay future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products at varying rates. The Company assessed the milestone and royalty events under the A&R License Agreement as of September 30, 2024 and 2023, and determined that no such amounts were required.

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

Pursuant to the Biosion License Agreement, the Company paid an upfront license fee of $10.0 million in March 2022. Further, the Company is also obligated to pay future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products and sublicensing revenues at varying rates. The Company assessed the milestone and royalty events involving the Biosion License Agreement as of September 30, 2024 and 2023, and determined that no such amounts were required.

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

Simcere is obligated to pay the Company milestone payments for achievement of certain clinical development milestones and low to high single-digit percentage royalties on net sales of suvemcitug in China until 15 years after the first commercial sale of suvemcitug. The Company assessed the milestone and royalty events involving Simcere as of September 30, 2024 and determined that no such amounts were receivable.

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

Under the agreement, Mabwell was granted an exclusive, royalty-bearing, perpetual license (without the right to sublicense) to rights in certain intellectual property to develop and commercialize such therapeutic candidates. Mabwell is obligated to pay the Company a mid-single-digit percentage royalty on net sales of such therapeutic candidates in China. The Company assessed the milestone and royalty events involving Mabwell as of September 30, 2024 and determined that no such amounts were receivable.

Toray Sublicense Agreement

In May 2012, Epitomics and Toray Industries, Inc. (“Toray”), entered into a non-exclusive sublicense agreement (the “Toray Agreement”) under which Epitomics granted Toray a non-exclusive, worldwide sublicense, with the right to grant further sublicenses, to develop and commercialize drug product candidates that Toray developed using antibodies created using Apexigen’s antibody-discovery platform (the “APXiMAB Platform”) that target certain molecules to use in the development of its drug product candidates. Under the Toray Agreement, Toray paid an upfront fee and agreed to pay certain development- and regulatory-related milestone payments and a low single-digit percentage royalty on net sales of licensed products and sublicense revenues by Toray or its affiliates. The Company assessed the milestone and royalty events involving Toray as of September 30, 2024 and determined that no such amounts were receivable.

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

The ESBATech Agreement and the Settlement Agreement with Novartis both constitute contracts with a customer. Therefore, the Company has accounted for the payments received under these agreements as revenues in accordance with ASC 606, Revenue Recognition, (“ASC 606”). Upon execution of the Settlement Agreement, the $8.0 million payment was recorded as revenues within the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2024. Additionally, the related deferred revenues of $8.1 million previously constrained was also recorded as revenues within the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2024, as the uncertainty resulting in the revenue constraint has been resolved.

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

During the three months ended September 30, 2024, the Company completed the sale of an aggregate of 450,000 shares of common stock under the ATM offering program, with an average sale price of $3.66 per share, resulting in gross proceeds of $1.7 million, before deducting placement agent fees. During the three months ended September 30, 2023, the Company made no sales under the ATM offering program.

During the nine months ended September 30, 2024, the Company completed the sale of an aggregate of 4,050,000 shares of common stock under the ATM offering program, with an average sale price of $3.07 per share, resulting in gross proceeds of $12.5 million, before deducting placement agent fees. During the nine months ended September 30, 2023, the Company completed the sale of an aggregate of 1,001,208 shares of common stock under the ATM offering program, with an average sale price of $6.30 per share, resulting in gross proceeds of $6.3 million, before deducting placement agent fees.

As of September 30, 2024, the Company had $106.2 million of remaining capacity available under the ATM facility.

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

The Private Placement closed on February 29, 2024, and the Company received gross proceeds from the Private Placement of $50 million, before deducting placement agent fees and offering expenses directly related to the Private Placement.

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

Preferred Stock

There were no issued and outstanding shares of preferred stock as of September 30, 2024 and December 31, 2023.

Common Stock

Voting, dividend and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.

Voting—Each holder of outstanding shares of common stock shall be entitled to one vote in respect of each share.

Reserved Shares—The Company reserved the following shares of common stock for issuance:

	September 30, 2024	December 31, 2023
Stock options outstanding	6,964,592	5,982,464
Non-vested and unsettled restricted stock units	2,987,279	3,631,431
Shares reserved for future issuance	1,547,455	1,013,840
Pre-Funded Warrant Shares	1,611,215	—
Apexigen replacement warrants	1,003,191	1,003,191
Employee stock purchase plan	589,004	565,405
Total	14,702,736	12,196,331

8. Common Stock Warrants

Apexigen Replacement Warrants

Upon the Merger, each outstanding warrant issued by Apexigen was assumed and converted into a warrant to acquire the Company’s common stock, on substantially similar terms and conditions as were applicable under such Apexigen warrant agreements. The Company replaced 5,815,613 Apexigen warrants with 1,003,191 Pyxis Oncology warrants.

As of September 30, 2024, there were 344,259 warrants outstanding with an exercise price of $8.12 per share, 17,212 warrants outstanding with an exercise price of $10.14 per share and 641,720 warrants with an exercise price of $66.67 per share. Each of the warrants with an exercise price of $66.67 per share will expire on the fifth anniversary of July 29, 2022, or earlier upon redemption or liquidation. Each of the warrants with an exercise price of $8.12 per share and $10.14 per share will expire on July 30, 2028, or earlier upon redemption or liquidation.

Private Placement Warrants

In connection with the Private Placement, the Company issued Pre-Funded Warrants to purchase up to an aggregate of 1,611,215 shares of the Company’s common stock at a purchase price of $4.779 per Pre-Funded Warrant, which represents the per share purchase price of the Shares less the $0.001 per share exercise price for each Pre-Funded Warrant. The Pre-Funded Warrants will be exercisable at any time after the date of issuance and will not expire. As of September 30, 2024, 1,611,215 Pre-Funded Warrants were outstanding.

The Company determined that the Pre-Funded Warrants and Apexigen replacement warrants met all of the criteria for equity classification. Accordingly, the warrants were recorded as a component of additional paid-in capital within the accompanying unaudited condensed consolidated balance sheets.

9. Stock-Based Compensation

The Company grants stock-based incentive awards pursuant to the 2021 Equity and Incentive Plan (the “2021 Plan”), 2019 Equity Incentive Plan (the “2019 Plan”), Apexigen Equity Incentive Plans (the “Apexigen Plan”) and the 2022 Equity Inducement Plan (the “2022 Inducement Plan”). As of September 30, 2024, there were 1,014,149 shares, 132,314 shares, 295,243 shares and 105,749 shares available for future issuance under the 2021 Plan, 2019 Plan, Apexigen Plan and 2022 Inducement Plan, respectively.

On May 1, 2024, the Company’s board of directors approved the Non-Qualified Deferred Compensation Plan ("the NQDC Plan"), which became effective on that date. The NQDC Plan was made available to eligible employees, including the non-employee directors, and allows those who elect to participate to defer the settlement of certain restricted stock units to a future period. Certain members of management participated in the NQDC Plan and deferred settlement of restricted stock units to fiscal 2027 through 2031.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2024 (in thousands, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	5,982,464	$7.31	7.6	$141
Granted	1,485,247	3.89
Exercised	(122,132)	2.14
Expired	(282,928)	14.28
Forfeited	(98,059)	8.55
Outstanding at September 30, 2024	6,964,592	$6.37	7.7	$5,266
Options exercisable September 30, 2024	3,639,795	$7.42	6.8	$3,098

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock of $3.67 per share as of September 30, 2024. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2024, was $0.3 million. There were no stock options exercised during the three months ended September 30, 2024. The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2023, were $0.1 million.

The weighted-average grant-date fair value of stock options granted during the three and nine months ended September 30, 2024, were $2.91 and $3.14 per share, respectively, and $1.29 and $1.58 per share for the three and nine months ended September 30, 2023, respectively.

The Company estimated the fair value of each stock option on the date of grant using the following key input assumptions in the Black-Scholes option-pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected volatility	99.87%	98.23% - 118.90%	99.41% - 102.27%	97.11% - 118.90%
Risk-free interest rate	3.55%	4.36% - 5.57%	3.55% - 4.48%	3.58% - 5.57%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	6.08	0.25 - 6.08	5.00 - 6.08	0.25 - 6.08

The Company has an aggregate $10.4 million of gross unrecognized stock-based compensation expense for stock options as of September 30, 2024, remaining to be amortized over a weighted average period of 2.1 years.

Restricted Stock Units

The following table summarizes restricted stock units activity for the nine months ended September 30, 2024:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2024	3,631,431	$2.51
Granted	1,329,832	3.80
Forfeited	(280,007)	2.57
Vested and settled(1)	(1,693,977)	2.64
Non-vested and unsettled at September 30, 2024	2,987,279	$3.00

(1) includes 42,869 RSUs which are vested but unsettled as of September 30, 2024.

During the nine months ended September 30, 2024, the Company issued 1,587,161 shares of its common stock from the settlement of 1,651,108 restricted common stock, with the remaining shares withheld for taxes. The Company has an aggregate $7.0 million of gross unrecognized restricted stock-based compensation expense as of September 30, 2024, remaining to be amortized over a weighted average period of 2.7 years.

2021 Employee Stock Purchase Plan (“2021 ESPP”)

The Company has the 2021 ESPP in force. During the three and nine months ended September 30, 2024, the Company issued 26,599 shares and 86,481 shares, respectively, of common stock pursuant to the ESPP. As of September 30, 2024, 589,004 shares are available for issuance under the 2021 ESPP.

Summary of Stock-Based Compensation Expense

The following table summarizes the total stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative	$2,145	$4,196	$7,887	$9,787
Research and development	836	982	2,285	3,944
Total	$2,981	$5,178	$10,172	$13,731

10. Leases

The Company leases its office and facilities in Boston, Massachusetts under a non-cancellable operating lease agreement that continues through December 31, 2032. Cash paid for operating lease liabilities were $2.4 million and $1.7 million during the nine months ended September 30, 2024 and 2023, respectively, which is included in operating cash flows within the accompanying unaudited condensed consolidated statements of cash flows.

The components of operating lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease cost
Operating lease cost	$663	$678	$1,990	$1,997
Variable lease cost	402	230	1,359	518
Short-term lease cost	—	—	—	488
Total operating lease cost	$1,065	$908	$3,349	$3,003

The Company subleases approximately 17,729 square feet of office and laboratory space in the building located at 321 Harrison Avenue, Boston, Massachusetts. The Company remains jointly and severally liable under the head lease and accounts for the sublease as an operating lease. The lease term commenced on March 24, 2023 and is expected to end in March 2026. The Company recognized sublease income of $0.7 million and $2.2 million for the three and nine months ended September 30, 2024, respectively, and $0.6 million and $1.2 million for the three and nine months ended September 30, 2023, respectively.

11. Income Taxes

The Company’s effective tax rate from continuing operations was 0% for the three and nine months ended September 30, 2024 and 2023, respectively. The Company has not recorded a federal income tax provision for the three and nine months ended September 30, 2024 and 2023. The Company recorded a nominal state and local income tax provision for the three and nine months ended September 30, 2024 and 2023.

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

12. Net Loss per Common Share

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per common share due to their anti-dilutive effect:

	September 30,
	2024	2023
Stock options outstanding	6,964,592	6,022,413
Non-vested and unsettled restricted stock units	2,987,279	3,822,944
Shares reserved for future issuance	1,547,455	1,348,744
Apexigen replacement warrants	1,003,191	1,003,191
Employee stock purchase plan	589,004	584,188
Total	13,091,521	12,781,480

Pre-Funded Warrant Shares of 1,611,215 shares are included in the computation of basic and diluted net loss per common share for the three and nine months ended September 30, 2024 as the Pre-Funded Warrants are issuable for nominal consideration.

13. Related Parties

The Company was founded out of Dr. Thomas Gajewski’s laboratory at the University of Chicago. In 2020, the Company entered into the License Agreement with the University of Chicago, as well as a sponsored research agreement. During the three and nine months ended September 30, 2024, the Company incurred $0 and $40 thousand in expenses related to the University License Agreement, respectively. During the three and nine months ended September 30, 2023, the Company did not incur expenses related to the University License Agreement. Refer to Note 5. Licensing Agreements for additional discussion.

Pfizer owns more than 10% of the Company and is considered the principal owner of the Company. The Company did not incur expenses related to Pfizer during the three and nine months ended September 30, 2024. During the nine months ended September 30, 2023, in accordance with the terms of the A&R License Agreement, the Company paid $8.0 million to Pfizer in January 2023 and issued 1,811,594 shares of its common stock in March 2023. Refer to Note 5. Licensing Agreements for additional discussion.

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

Our clinical development pipeline focused on multiple difficult-to-treat tumors is displayed below:

Our Clinical Program Portfolio

PYX-201

Our lead ADC product candidate is PYX-201, an investigational, novel ADC consisting of human Immunoglobulin G1, or IgG1, site-specifically conjugated with a next generation auristatin derivative via proteases-cleavable linker. PYX-201 is an ADC with an inhibitor of microtubule polymerization payload that uniquely targets Extradomain-B Fibronectin, or EDB+FN, a non-cellular structural component of the tumor extracellular matrix. EDB+FN regulates blood vessel morphogenesis, which provides the tumor access to nutrition and oxygen, a means to remove waste and a pathway for metastasizing cells.

We believe EDB+FN within the tumor extracellular matrix may be an ideal target to address in many cancers with high unmet need. The extracellular matrix plays a major role in the initiation, growth, survival, invasion and drug-resistance of solid tumors, yet few therapeutics specifically target non-cellular structural components of the tumor-associated stroma. By targeting EDB+FN and specifically attacking the non-cellular structural component of the tumor extracellular matrix, our goal is to destabilize the barrier that protects, feeds and provides structure to the tumor in addition to killing tumor cells directly. EDB+FN is overexpressed in many malignancies and is minimally expressed in most normal adult tissues, making it a potentially attractive means to target tumors while sparing healthy cells.

In preclinical models of patient-derived xenograft, or PDX models, we observed tumor regression with single agent PYX-201 in a dose-dependent manner. In addition, we observed that the treatment of preclinical syngeneic tumor models with PYX-201 resulted in enhanced T-cell infiltration into the tumor microenvironment, or TME, suggesting that PYX-201 may have caused immunogenic cell death, or ICD, and could potentially trigger downstream anti-tumor immune response. We shared our latest preclinical data at the 2024 American Association for Cancer Research, or AACR, Annual Meeting in San Diego, California. The preclinical data supports that PYX-201 is designed to have improved plasma stability, better potency, and tumor permeability due to optimized auristatin payload, or Aur-0101, and improved linker stability through site-specific conjugation to engineered cysteine residues for a target drug-to-antibody ratio, or DAR, of 4. Across a panel of approximately 100 preclinical PDX models representing ten tumor types, PYX-201 demonstrated broad, deep and durable anti-tumor activity. The preclinical data provides insights into the mechanism associated with this novel agent observed across multiple solid tumors. PYX-201 has potential applications in both monotherapy and combination therapy and maintains a well-tolerated safety profile based on the lack of EDB+FN expression in healthy cells.

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

To date, 80 subjects have been dosed in the PYX-201 dose escalation study with a continued focus on HNSCC, NSCLC, ovarian cancer, soft tissue sarcoma, and PDAC based on an assessment of factors including immunohistochemistry target expression, stromal volume, unmet medical need, and clinical investigator judgment. PYX-201 safety data continues to support go-forward monotherapy and potential combination clinical development strategies, which we believe could have the potential to provide additional treatment options to patients with difficult-to-treat cancers.

As we continue to analyze the data generated, we anticipate that the data from the dose finding studies will guide the selection for the RP2D for subsequent multi-dosing and potential combination studies. We anticipate announcing preliminary data from the Phase 1 trial of PYX-201, including efficacy, safety, pharmacokinetics (PK), and provide an update on future development plans during the second half of November 2024.

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

In the Phase 1 portion of the trial, the starting dose of PYX-106 was 0.5 mg/kg. The DESC approved escalating the dose after each cohort. To date, 45 subjects have been dosed with PYX-106 in the Phase 1 trial. PYX-106 is administered once every two weeks. Dose escalation will follow the BOIN design until the RP2D is determined.

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

Since our inception, we have focused substantially all of our resources on conducting research and development activities, undertaking preclinical studies and clinical trials, organizing and staffing our company, business planning, raising capital, establishing and maintaining our intellectual property portfolio and identifying potential product candidates. We do not have any products approved for sale and have not generated any revenues from product sales. We have incurred significant operating losses since our inception. We reported net losses of $41.8 million and $58.2 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $328.0 million, net equity of $153.7 million, and cash, cash equivalents and short-term investments of $144.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses and capital expenditures will increase substantially in connection with our ongoing activities. Our operations to date have been financed primarily through sales of convertible preferred stock and sale of equity securities and additional funding may be necessary to fund future clinical and preclinical activities.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$17,741	$14,687	$3,054
General and administrative	6,013	10,667	(4,654)
Total operating expenses	23,754	25,354	(1,600)
Loss from operations	(23,754)	(25,354)	1,600
Other income, net:
Interest and investment income	1,846	1,707	139
Sublease income	705	598	107
Total other income, net	2,551	2,305	246
Net loss	$(21,203)	$(23,049)	$1,846

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30,
	2024	2023	Change
Program-specific costs:
PYX-201	$8,333	$2,434	$5,899
PYX-106	2,461	1,528	933
Other program costs	361	164	197
Total program costs	11,155	4,126	7,029
Unallocated costs:
Personnel-related expenses including stock-based compensation	4,498	8,319	(3,821)
Other costs	2,088	2,242	(154)
Total research and development expenses	$17,741	$14,687	$3,054

Research and development expenses increased by $3.0 million, from $14.7 million for the three months ended September 30, 2023, to $17.7 million for the three months ended September 30, 2024.

PYX-201 program-specific research and development costs increased by $5.9 million, primarily due to a $1.6 million increase in clinical trial related expenses for our ongoing Phase 1 clinical trial for PYX-201-101, a $2.9 million increase in contract manufacturing costs due to timing of manufacturing runs for PYX-201 and a $0.8 million increase in pre-clinical and translation work related to our ongoing Phase 1 clinical trial for PYX-201-101.

PYX-106 program-specific research and development costs increased by $0.9 million, primarily due to a $0.6 million increase in clinical trial related expenses and $0.3 million increase in contract manufacturing costs for our ongoing Phase 1 clinical trial for PYX-106-101.

Unallocated research and development costs decreased by $4.0 million from $10.6 million for the three months ended September 30, 2023, to $6.6 million for the three months ended September 30, 2024. This decrease was primarily due to lower personnel-related expenses as a result of the reduction in workforce completed in the fourth quarter of 2023.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30,
	2024	2023	Change
Personnel-related expenses including stock-based compensation	$3,391	$7,483	$(4,092)
Professional and consultant fees	1,023	1,961	(938)
Facilities, insurance and other costs	1,599	1,223	376
Total general and administrative expenses	$6,013	$10,667	$(4,654)

General and administrative expenses decreased by $4.7 million, from $10.7 million for the three months ended September 30, 2023, to $6.0 million for the three months ended September 30, 2024. The decrease was primarily related to higher severance costs of $1.6 million, professional and consultant fees of $0.9 million and stock-based compensation of $2.1 million during the prior comparable period, partially offset by higher depreciation on leasehold improvements of $0.3 million in the current period.

Other Income, Net

Other income, net for the three months ended September 30, 2024 and 2023 was $2.6 million and $2.3 million, respectively. The increase was primarily due to higher interest and investment income due to higher investment balances and higher interest rates.

Results of Operations

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	For the Nine Months Ended September 30,
	2024	2023	Change
Revenues
Royalty revenues	$8,146	$—	$8,146
Sale of royalty rights	8,000	—	8,000
Total revenues	16,146	—	16,146
Costs and operating expenses:
Cost of revenues	475	—	475
Research and development	44,723	37,979	6,744
General and administrative	20,339	26,450	(6,111)
Total costs and operating expenses	65,537	64,429	1,108
Loss from operations	(49,391)	(64,429)	15,038
Other income, net:
Interest and investment income	5,419	5,036	383
Sublease income	2,212	1,200	1,012
Total other income, net	7,631	6,236	1,395
Net loss	$(41,760)	$(58,193)	$16,433

Revenues

Revenues for the nine months ended September 30, 2024, was $16.1 million, compared to $0 for the nine months ended September 30, 2023. During the first quarter of fiscal 2024, we entered into the Settlement Agreement with Novartis, pursuant to which we transferred our rights to future royalties on the net sales of Beovu® to Novartis for a one-time amount of $8.0 million and Novartis also agreed to forgo its right to reclaim royalties previously paid of $8.1 million to us and Apexigen. Both of these amounts were recognized as revenues upon execution of the Settlement Agreement during the nine months ended September 30, 2024.

Costs and Operating Expenses

Cost of Revenues

Upon execution of the Settlement Agreement with Novartis, we expensed the remaining definite-lived intangible asset of $0.5 million related to these royalty rights to cost of revenues.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	For the Nine Months Ended September 30,
	2024	2023	Change
Program-specific costs:
PYX-201	$18,057	$5,455	$12,602
PYX-106	6,096	3,839	2,257
Other program costs	982	517	465
Total program costs	25,135	9,811	15,324
Unallocated costs:
Personnel-related expenses including stock-based compensation	12,933	21,408	(8,475)
Other costs	6,655	6,760	(105)
Total research and development expenses	$44,723	$37,979	$6,744

Research and development expenses increased by $6.7 million, from $38.0 million for the nine months ended September 30, 2023, to $44.7 million for the nine months ended September 30, 2024.

PYX-201 program-specific research and development costs increased by $12.6 million, primarily due to a $3.2 million increase in clinical trial related expenses for our ongoing Phase 1 clinical trial for PYX-201-101, a $7.6 million increase in contract manufacturing costs due to timing of manufacturing runs for PYX-201 and a $1.2 million increase in pre-clinical and translation work related to our ongoing clinical trial for PYX-201-101.

PYX-106 program-specific research and development costs increased by $2.3 million, primarily due to a $1.8 million increase in clinical trial related expenses and $0.2 million increase in contract manufacturing costs for our ongoing Phase 1 clinical trial for PYX-106-101.

Unallocated research and development costs decreased by $8.6 million from $28.2 million for the nine months ended September 30, 2023, to $19.6 million for the nine months ended September 30, 2024. This decrease was primarily due to lower personnel-related expenses as a result of the reduction in workforce completed in the fourth quarter of 2023.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	For the Nine Months Ended September 30,
	2024	2023	Change
Personnel-related expenses including stock-based compensation	$12,287	$16,780	$(4,493)
Professional and consultant fees	3,237	5,958	(2,721)
Facilities, insurance and other costs	4,815	3,712	1,103
Total general and administrative expenses	$20,339	$26,450	$(6,111)

General and administrative expenses decreased by $6.1 million, from $26.5 million for the nine months ended September 30, 2023, to $20.3 million for the nine months ended September 30, 2024. The decrease was primarily related to higher professional and consultant fees of $2.7 million, stock-based compensation of $1.9 million and severance costs of $1.4 million during the prior comparable period, partially offset by higher depreciation on leasehold improvements of $0.9 million in the current period.

Other Income, Net

Other income, net for the nine months ended September 30, 2024 and 2023 was $7.6 million and $6.2 million, respectively. The increase was primarily due to higher sublease income due to a full period of sublease income for 2024 as compared to a partial period for 2023.

Liquidity and Capital Resources

We had cash, cash equivalents and short-term investments of $144.8 million as of September 30, 2024. For the three and nine months ended September 30, 2024, we had net losses of $21.2 million and $41.8 million, respectively, as compared to $23.0 million and $58.2 million for the corresponding prior year periods. As of September 30, 2024, we had an accumulated deficit of $328.0 million.

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

On August 29, 2024, we completed the sale of an aggregate of 450,000 shares of our common stock under the ATM offering program, with an average sale price of $3.66 per share, resulting in gross proceeds of $1.7 million, before the placement agent fees.

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

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(38,382)	$(55,455)
Net cash used in investing activities	(18,502)	(115,077)
Net cash provided by financing activities	59,276	5,954
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,392	$(164,578)

Operating Activities

During the nine months ended September 30, 2024, net cash used in operating activities was $38.4 million, which consisted of our net loss of $41.8 million and a net change in our operating assets and liabilities of $5.2 million, partially offset by non-cash charges of $8.5 million. The non-cash charges of $8.5 million was primarily due to $10.2 million of stock-based compensation, $2.4 million of depreciation and amortization expense, offset by $4.6 million of accretion of discounts on marketable debt securities. The net change in our operating assets and liabilities was primarily due to a decrease in deferred revenues of $7.7 million related to the Settlement Agreement with Novartis and reductions in accrued expenses and other current liabilities driven primarily by the timing of payments and services performed related to our ongoing clinical trials.

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

Investing Activities

During the nine months ended September 30, 2024, net cash used in investing activities was $18.5 million, which consisted primarily of purchases of marketable debt securities of $155.7 million, partially offset by redemption of marketable debt securities of $137.5 million.

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

Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities was $59.3 million, which consists primarily of net proceeds of $46.9 million from the Private Placement which closed in February 2024 and net proceeds of $12.2 million from our ATM program.

During the nine months ended September 30, 2023, net cash provided by financing activities was $6.0 million, which consists primarily of net proceeds from our ATM program.

Outlook

As of September 30, 2024, we had approximately $144.8 million in cash, cash equivalents, and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations into the second half of 2026, including our current projections for PYX-201’s next phase of clinical development. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expect.

Contractual Obligations and Commitments

Operating lease obligation

We lease an office and laboratory space in Boston, Massachusetts with lease payments that continue through December 31, 2032, and have scheduled rent increases each year of 3%. Additionally, we sublease 17,729 square feet of office and laboratory space in the building located at 321 Harrison Avenue, Boston, Massachusetts. The remaining contractual fixed lease payments, net of sublease payments and tenant improvement allowance, over the term of the lease aggregate to $27.1 million. The operating lease obligation is discussed in Note 10. Leases to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

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

We are a clinical stage biopharmaceutical company with a limited operating history. Since our inception, we have incurred significant operating losses. We reported net losses of $41.8 million and $58.2 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $328.0 million. To date, we have not generated any revenues from product sales and have financed our operations primarily through sales of our equity interests. As such, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory licensure and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing licensure for and commercializing products that generate significant revenues. This will require us to be successful in a range of challenging activities, including, without limitation, procuring clinical- and commercial-scale manufacturing, successfully completing preclinical studies and clinical trials of our product candidates, establishing arrangements with third parties for the conduct of our clinical trials, obtaining marketing licensure for our product candidates, manufacturing, marketing and selling any products for which we may obtain marketing licensure, discovering or obtaining rights to additional product candidates, identifying collaborators to develop product candidates we identify or additional uses of existing product candidates and successfully completing development of product candidates for our collaboration partners. In addition, for certain of our licensees from whom we are entitled to receive royalty payments if they successfully develop and commercialize any products covered by the licenses we acquired in the Merger, there is no guarantee that their product development and commercialization will lead to any such payments even if any such product candidates receive regulatory approval for commercial sale.

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

As of September 30, 2024, we had approximately $144.8 million in cash, cash equivalents, and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations into the second half of 2026, including our current projections for PYX-201’s next phase of clinical development.

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

We incorporated in 2018 and staffing and meaningful operations commenced in mid-2019 and our operations to date have been focused on developing and conducting preclinical and, since the first quarter of 2023, initiating Phase 1 clinical trials of our product candidates. To date, we have not yet demonstrated our ability to successfully complete a clinical trial, obtain marketing licenses, manufacture a commercial scale product directly or through a third-party, or conduct sales, marketing, and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we had already successfully completed some or all of these types of activities

In addition, as a clinical stage biopharmaceutical company, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities and we may not be successful in making that transition.

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

If our product candidates are licensed, they will compete with a range of therapeutic treatments that are either in development or currently marketed. Many companies are active across various stages of development in the oncology subsector and are marketing and developing products that employ similar ADC and immunotherapy approaches. As of October 2023, there were approximately 304 ADCs in clinical or preclinical development worldwide, of which the vast majority are being developed for the treatment of various cancer indications. Additionally, there are several large and small companies working on various immunotherapy approaches for treatment of cancer. Multiple companies are also involved in the development of ADC therapeutics and immunotherapies, including, but not limited to, AbbVie Inc., Abcuro, Inc., ADC Therapeutics SA, Alligator Bioscience AB, Astellas Pharma, Inc., AstraZeneca plc, Celldex Therapeutics, Inc., Cytomx Therapeutics, Daiichi Sankyo Company, Ltd., Eucure Biopharma, a subsidiary of Biocytogen, Exelixis, Inc., Hoffmann-La Roche AG, Genentech, Inc., Gilead Sciences, Inc, GlaxoSmithKline, plc, Lyvgen Biopharma, Nextcure, Inc., Nurix, Pfizer, Philogen S.p.A., Rakuten Medical, Inc., and Sutro Biopharma, Inc.

Our preclinical ADC and immunotherapy candidates may face substantial competition from alternative therapeutic modalities, such as CAR-T therapies, bispecific antibodies, and small molecules that are being developed for the same cancer types that we are targeting with our pipeline candidates. These approaches could prove to be more effective, safer, or convey other advantages over any products resulting from our technology. In addition, we also face competition on specific targets, including the target of our PYX-201 candidate, EDB, from Philogen S.p.A. Additionally, there is a wide array of activity in the development of immunotherapies for oncology which may be competitive with our preclinical discovery programs. Furthermore, if any of our product candidates are approved in oncology indications such as lung, hematological and other cancers, they may compete with existing approaches to treating cancer including surgery, radiation, and drug therapy, including conventional chemotherapy, biological products, and targeted drug small molecule therapies.

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
•
On November 17, 2023, releasing guidance outlining further details in implementing the Medicare Part D Discount Program;
•
On December 14, 2023, updating a list of 48 Medicare Part B products that had adjusted coinsurance rates based on the inflationary rebate provisions of the IRA for the time period of January 1, 2024 to March 31, 2024;
•
On July 10, 2024, issuing a proposed rule to codify policies established in the revised Medicare Prescription Drug Inflation Rebate Program Guidance and propose new and revised policies to further implement the program; and
•
On August 1, 2024, announcing the completion of price negotiations for 10 selected drugs.

It is unclear how future regulatory actions to implement the IRA, as well as the outcome of pending litigation against the IRA, may affect our products and future profitability. See Part I, Item 1, Government Regulation – Other Healthcare Laws - Healthcare Reform of our Fiscal 2023 10-K for additional detail on recent healthcare reform efforts that could affect our operations.

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

The GDPR imposes a number of compliance obligations on controllers including inter alia: (i) accountability and transparency requirements, which require controllers to demonstrate and record compliance with the GDPR and to provide more detailed information to data subjects regarding processing; (ii) requirements to process personal data lawfully, including specific requirements for obtaining valid consent where consent is the lawful basis for processing; (iii) obligations to consider data protection as any new products or services are developed and designed, including to limit the amount of personal data processed; (iv) obligations to implement appropriate technical and organizational security measures to safeguard personal data and to report certain personal data breaches to the relevant supervisory authority without undue delay (and, in any event, no later than 72 hours, where feasible) and affected individuals where the personal data breach is likely to result in a high risk to their rights and freedoms; (v) obligations to comply with data protection rights of data subjects, including a right of access to and rectification of personal data, a right to obtain restriction of processing or to withdraw consent to processing, or to object to processing of personal data and a right to ask for a copy of personal data to be provided to a third-party in a useable format and a right to erasure of personal data in certain circumstances; and (vi) additional requirements around the processing of special categories of personal data (including health data and genetic data).

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

As of November 11, 2024, we had 54 full-time employees. As our development and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to integrate products and technology from the Merger and continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

We currently have no marketing, sales or distribution infrastructure and we intend to either establish a sales and marketing infrastructure or outsource this function to a third-party. Either of these commercialization strategies carries substantial risks to us.

We currently have no marketing, sales, and distribution capabilities because all our product candidates are still in preclinical or clinical development. If any of our product candidates complete clinical development and are approved, we intend to either establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates in a legally compliant manner, or to outsource this function to a third-party. There are risks involved if we decide to establish our own sales and marketing capabilities or enter into arrangements with third parties to perform these services. To the extent that we enter into collaboration agreements with respect to marketing, sales or distribution, our product revenues may be lower than if we directly marketed or sold any approved products. Such collaborative arrangements with partners may place the commercialization of our products outside of our control and would make us subject to a number of risks, including that we may not be able to control the amount or timing of resources that our collaborative partner devotes to our products or our collaborator’s willingness or ability to complete its obligations, and our obligations under our arrangements may be adversely affected by business combinations or significant changes in our collaborators’ business strategy.

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

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMPs. In the event that any of our manufacturers fail to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third-party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third-party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

We expect to continue to rely on third-party manufacturers if we receive regulatory licensure for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third-party’s failure to execute on our manufacturing requirements and comply with cGMP or similar foreign requirements could adversely affect our business in a number of ways, including:

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

We may be unable to establish agreements with third-party CDMOs, or to do so on acceptable terms. Even if we are able to establish agreements with CDMOs, reliance on them entails additional risks, including:

•
reliance on the CDMO for regulatory, compliance and quality assurance;
•
the possible breach of the manufacturing agreement by the CDMO;
•
the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•
the possible termination or nonrenewal of the agreement by the CDMO at a time that is costly or inconvenient for us.

We have only limited technology transfer agreements in place with respect to our product candidates, and these arrangements do not extend to commercial supply and, in some instances, to clinical supply. We acquire many key materials on a purchase order basis. As a result, we do not have long-term committed arrangements with respect to our product candidates and other materials. If we receive marketing licensure for any of our product candidates, we will need to establish an agreement for commercial manufacture with a third-party.

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

We currently contract manufacturing operations to third parties, and large quantities of our product candidates are manufactured by these third parties globally, including in China. Any disruption in production or inability of our manufacturers to produce adequate quantities to meet our needs could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. Foreign and certain Chinese biotechnology companies and CDMOs, may become subject to U.S. legislation, including the legislation pending in Congress called the BIOSECURE Act. The Act could impose trade restrictions, sanctions, and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities. If we are restricted or prohibited from working with our current CDMOs, we may incur added costs or reduction of the supply of material available to us, delays in the procurement or supply of such material or adverse effects on our ability to manufacture our product candidates. Any of these matters could materially and adversely affect our business and results of operations. Any recall of the manufacturing lots or similar action regarding our product candidates used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings.

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

Our commercial success depends, in part, upon our ability and the ability of others with whom we may collaborate to develop, manufacture, market and sell our current and any future product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any future product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. In addition, there are third-party patents and, if issued as patents, patent applications, relating to: the engineering of antibodies, including with respect to Fc domains; and methods for treating cancers, including those expressing siglec-15; that may be construed to cover our product candidates or methods of using our product candidates, including PYX-106. The third parties that control these patents may allege that our product candidates, including PYX-106, infringe these patents. Parties making infringement, misappropriation, or other intellectual property claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and employee resources from our business. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize our current and any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Other companies and research institutions have filed, and may file in the future, patent applications related to antibodies or antibody-drug conjugates and their therapeutic use. Some of these patent applications have already been allowed or issued, and others may issue in the future. While we may decide to initiate proceedings to challenge the validity of these or other patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our product candidates. Regardless of when filed, we may fail to identify relevant third-party patents or patent applications, or we may incorrectly conclude that a third-party patent is invalid or not infringed by our product candidates or activities. If a patent holder believes our product candidate infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant drug revenues and against whom our own patent portfolio may thus have no deterrent effect. If a patent infringement suit were threatened or brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the therapeutic or product candidate that is the subject of the actual or threatened suit.

If we are found to infringe a third-party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third-party to continue developing, manufacturing and marketing our product candidate(s) and technology. Under any such license, we would most likely be required to pay various types of fees, milestones, royalties or other amounts. Moreover, we may not be able to obtain any required license on commercially reasonable terms or at all. Our business could be harmed if in litigation the prevailing party does not offer us a license, and such a license may not be on commercially reasonable terms.

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

Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. If we breach our Pfizer or Biosion license agreements or any of the other agreements under which we acquired, or will acquire, intellectual property rights covering our product candidates, we could lose the ability to continue the development and commercialization of the related product candidates(s).

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

Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time consuming and is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our owned or licensed patents at risk of being invalidated or interpreted narrowly and could put our owned or licensed patent applications at risk of not issuing. The initiation of a claim against a third-party might also cause the third-party to bring counter claims against us, such as claims asserting that our patent rights are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review, or post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is or will be no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third-party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates. Such a loss of patent protection could harm our business.

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

As of November 11, 2024, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially own approximately 45.1% of our outstanding common stock. As a result, these stockholders, if acting together, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Pyxis Oncology, Inc.

Date: November 12, 2024	By:	/s/ Lara Sullivan
Lara Sullivan, M.D.
President and Chief Executive Officer

	By:	/s/ Pamela Connealy
Pamela Connealy
Chief Financial Officer and Chief Operating Officer