Form 10-K
period 2024-12-31
Pyxis Oncology, Inc.
filed 2025-03-18
CIK 1782223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Registrant’s telephone number, including area code: (617) 453-3596

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

The aggregate market value of the common equity held by non-affiliates of the registrant was $182.9 million as of June 28, 2024, the last trading day prior to the quarter ended June 30, 2024 based on the closing price of $3.31 as reported on the Nasdaq Global Select Market on such date. Shares of the registrant's common stock held by executive officers, directors, and their affiliates have been excluded from this calculation. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 17, 2025, the Registrant had 61,590,415 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2025 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Pyxis Oncology,” the “Company,” “we,” “us,” and “our” refer to Pyxis Oncology, Inc. and its subsidiaries. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “to be,” “will,” “would,” or the negative or plural of these words, or similar expressions or variations, although not all forward-looking statements contain these words. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•
our ability to develop and advance our current product candidate and program, and to successfully initiate and complete clinical trials;
•
the ability of our clinical trials to demonstrate the safety, purity and potency of our product candidate and other positive results;
•
the size of the market opportunity for our product candidate, including our estimates of the number of patients who suffer from the cancers we are targeting;
•
our manufacturing, commercialization and marketing capabilities and strategy;
•
the timing or likelihood of regulatory filings and approvals for our product candidate;
•
regulatory developments in the United States and other foreign jurisdictions;
•
our expectations and plans to obtain funding for our operations, including from our existing and potential future collaboration and licensing agreements;
•
our ability to receive milestone or royalty payments under existing or future agreements;
•
our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidate;
•
our continued reliance on third parties to manufacture our product candidate for clinical studies, and to conduct clinical trials and manufacture our product candidate for such clinical trials; and
•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

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

SUMMARY RISK FACTORS

You should consider carefully the risks described under “Risk Factors” in Part II, Item 1A of this Annual Report on Form 10-K. References to “Pyxis Oncology,” the “Company,” “we,” “us,” and “our” in this section titled “Summary Risk Factors” refer to Pyxis Oncology, Inc. and its wholly owned subsidiaries. A summary of the risks that could materially and adversely affect our business, financial condition, operating results and prospects include the following:

•
We are a clinical stage oncology company with a limited operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses over at least the next several years and may never achieve or maintain profitability.
•
We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce or eliminate one or more of our research and product development programs or future commercialization efforts.
•
We are heavily dependent on the success of our lead product candidate, micvotabart pelidotin, formerly known as PYX-201, which is in the early stages of clinical development. If our lead product candidate is not successful in clinical trials or does not receive regulatory approval or licensure or is not successfully commercialized, our business will be materially and adversely affected.
•
Our product candidate may fail in development or suffer delays that materially and adversely affect its commercial viability. If we or our existing or future collaborators are unable to initiate and complete clinical development of, obtain regulatory approval or licensure for or commercialize our product candidate or experience significant delays in doing so, our business will be materially harmed.
•
Our product candidate may cause undesirable and unforeseen side effects or have other properties impacting safety that could halt its clinical development, delay or prevent its regulatory licensure, limit its commercial potential or result in significant negative consequences.
•
We face significant competition from other biotechnology and pharmaceutical entities, and our operating results will suffer if we fail to compete effectively.
•
Clinical testing and product development is a lengthy and expensive process with an uncertain outcome. We may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the clinical testing and the development and commercialization of our product candidate.
•
The regulatory licensure and approval processes of the FDA and other comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable and, if we are unable to obtain marketing licensure or approval for our product candidate, our business will be substantially harmed.
•
If we fail to attract and retain qualified senior management and key scientific personnel, our business may be materially and adversely affected.
•
We rely on third parties to manufacture our product candidate. Any failure by a third party manufacturer to produce acceptable raw materials or product candidate for us or to obtain authorization from the FDA or comparable foreign regulatory authorities relating thereto may delay or impair our ability to initiate or complete our clinical trials, obtain regulatory licensure or approvals or commercialize approved products.
•
If we are unable to obtain or protect our intellectual property in and to our product candidates, we may not be able to compete effectively in our markets.
•
If we fail to comply with our obligations under any license, collaboration or other agreements, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our product candidates or we could lose certain rights to grant sublicenses.
•
Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. If we breach our Pfizer license agreement or any of the other agreements under which we acquired, or will acquire, intellectual property rights covering our product candidates, we could lose the ability to continue the development and commercialization of the related product candidate(s).
•
Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, operations and financial condition.
•
Our information technology systems, or those of any of our existing or future CROs, manufacturers, other contractors, consultants, or collaborators, may be compromised, which could result in additional costs, significant liabilities, harm to our reputation and material disruption of our operations.

PART I

Item 1. Business.

Overview

Pyxis Oncology is a clinical stage oncology company executing on a development strategy designed to address unmet medical needs in patients with solid tumors with an immediate focus on head and neck squamous cell carcinoma (HNSCC) tumors.

Our lead product candidate, micvotabart pelidotin, formerly referred to as PYX-201, is an investigational novel antibody-drug conjugate (ADC) that uniquely targets Extradomain-B Fibronectin (EDB+FN), a non-cellular structural component within the tumor extra-cellular matrix (ECM). The tumor ECM is a complex network of fibrous proteins and molecules with unique composition that play an important role in cell development and tumor growth and in some instances, in supporting metastasis. The fibronectin strands within the ECM give the tumor shape and support the clustering of tumor cells.

Fibronectin is a key component of the ECM and its downstream signaling pathways regulate cell adhesion, migration, differentiation and wound healing. EDB+FN is an alternatively spliced form of fibronectin. EDB+FN regulates blood vessel morphogenesis, which provides the tumor access to nutrition and oxygen, and provides a means to remove waste and a pathway for cells to metastasize. EDB+FN is a compelling target for cancer therapeutics as the physiological expression of EDB+FN is very low in healthy adult tissues, yet it is found to be highly expressed in a large variety of solid tumor tissues. EDB+FN is also found to be expressed during embryogenesis.

By targeting EDB+FN, our goal is to destabilize the barrier that protects, feeds, and provides structure to the tumor, in addition to killing tumor cells directly while sparing healthy cells.

Our ADC, micvotabart pelidotin, consists of human Immunoglobulin G1 (IgG1) and is site-specifically conjugated with a cleavable linker and a microtubule inhibitor (optimized auristatin) payload. Micvotabart pelidotin is designed to optimize linker stability to enable delivery of the next generation auristatin payload that can be cleaved and released in the ECM and penetrate through the tumor cell membrane to kill tumor cells directly without the need for cell surface antigen-mediated internalization of the ADC. Unlike conventional ADCs which bind to the tumor cell surface antigens, micvotabart pelidotin is designed to deliver the auristatin payload to the extra-cellular environment and release the free payload to kill tumor cells as well as activated fibroblasts and vascular endothelial cells that support tumor growth. We believe the free payload kills the tumor cells through a combination of bystander effect directly killing highly proliferative cells and through stimulation of the local immune cells.

We conducted a Phase 1 dose escalation (Part 1) study, referred to as PYX-201-101 which began dosing patients in March of 2023. The study’s objective was to evaluate micvotabart pelidotin monotherapy in patients with advanced solid tumors predicted to express EDB+FN. PYX-201-101 (Part 1) is an open label, multicenter, dose escalation Phase 1 trial designed to evaluate the safety, tolerability, pharmacokinetics (PK), pharmacodynamics (PD) and preliminary efficacy of micvotabart pelidotin, and to identify recommended doses for further study. Patients with a variety of relapsed or refractory solid tumor types were eligible to participate, including patients with recurrent and metastatic head and neck squamous cell carcinoma (R/M HNSCC), hepatocellular carcinoma (HCC), hormone receptor positive and human epidermal growth factor receptor 2 negative (HR+/HER2-) breast cancers, locally advanced / metastatic non-small cell lung cancer (NSCLC), ovarian cancer, pancreatic ductal adenocarcinoma (PDAC), renal cell carcinoma (RCC), sarcoma, thyroid cancer and triple negative breast cancer (TNBC). A total of 80 patients were dosed during the PYX-201-101 (Part 1) study.

In November 2024, we announced positive preliminary data from Part 1 of our Phase 1 dose escalation study of PYX-201-101 with a data cut-off date of October 4, 2024. The enrolled patients were heavily pre-treated with a median of four prior lines of systemic therapy in the advanced disease setting as many were seeking the micvotabart pelidotin experimental therapy as part of end-of-life care. Of the ten solid tumor types eligible to enroll in the study, patients across nine solid tumor types were enrolled and dosed. Tumor regression was observed in patients across all nine solid tumor types that were enrolled. The identified dose response range in the study was 3.6 mg/kg – 5.4 mg/kg IV Q3W.

The R/M HNSCC patients were observed to show the strongest tumor regression response during this Part 1 phase of the study. Among the six efficacy evaluable patients with R/M HNSCC at the therapeutically active dose response range of 3.6 mg/kg – 5.4 mg/kg IV Q3W, the study achieved a confirmed 50% objective response rate (ORR) based on RECIST 1.1 criteria including one confirmed complete response (cCR) and two confirmed partial responses (cPRs) and yielded a disease control rate (DCR) of 100%. These six heavily pre-treated patients with R/M HNSCC had either HPV-positive (HPV+) or HPV-negative (HPV-) tumors and a median of four prior lines of systemic therapy in the advanced disease setting.

While we observed evidence of tumor regression across all nine solid tumor types that were enrolled in the Phase 1 Part 1 dose escalation study, dose responses were most pronounced in six solid tumor types of interest, including R/M HNSCC, HR+/HER2- breast cancer, NSCLC, ovarian, sarcoma and TNBC, at the therapeutically active dose response range of 3.6 mg/kg – 5.4 mg/kg IV Q3W. Micvotabart pelidotin achieved a 26% ORR (n=31) in patients with these six solid tumor types dosed at 3.6 mg/kg – 5.4 mg/kg IV Q3W.

Dose-dependent responses were observed in patients who had failed to respond or had developed resistance to prior microtubule inhibitors (MTIs) such as taxanes or an ADC with Monomethyl Auristatin E (MMAE) payload. We believe this is a significant finding as response in this patient population indicates that prior treatment with MTIs may not confer resistance to micvotabart pelidotin. Additionally, we observed tumor regression in patients who had progressed on previous treatment with ADCs with Topoisomerase 1 Inhibitor payloads, which is a significant finding given the number of ADCs with Topoisomerase 1 Inhibitor payloads that are approved and in clinical development. Finally, we observed that several R/M HNSCC patients who had been previously treated with and progressed on epidermal growth factor receptor inhibitors (EGFRi) directed therapies experienced tumor regression while being treated with micvotabart pelidotin. We believe this is a very important observation as the R/M HNSCC marketplace is evolving to potentially include new EGFRi targeting agents and the ability for our product candidate to regress tumors in patients who have relapsed on EGFRi therapies will enable us to compete in both the current and emerging standard of care landscape. We believe the totality of our preliminary data supports further development of both micvotabart pelidotin monotherapy expansion and combination therapy trials.

Our Clinical Pipeline

In February 2025, the U.S. Food and Drug Administration (FDA) granted Fast Track Designation to micvotabart pelidotin for the monotherapy treatment of adult patients with R/M HNSCC whose disease has progressed following treatment with platinum-based chemotherapy and an anti-PD-(L)1 antibody.

Fast Track Designation is an FDA program intended to facilitate and expedite the development and review of new drugs in the U.S. for the treatment of a serious or life-threatening condition. To qualify for this designation, there must be clear data demonstrating the drug has potential to address unmet medical need in the designated condition.

Based on the strength of the HNSCC signal that emerged in the Part 1 dose escalation study of PYX-201-101, we have decided to prioritize our resources to focus the next stage of development on characterizing the R/M HNSCC efficacy signal.

The following table summarizes our clinical pipeline reflecting this prioritized focus:

Focused R/M HNSCC Clinical Pipeline Delivering 3 Catalysts 2H25-1H26

Advancing micvotabart pelidotin (MICVO*), a differentiated extra-cellular ADC

Program		Planned Indication(s)	Phase 1	Next Milestone
Recurrent/ Metastatic Head & Neck Squamous Cell Carcinoma (R/M HNSCC)				
MICVO EDB+FN ADC	**MICVO Mono** *Fast Track Designation granted by FDA*	R/M HNSCC 2/3L Platinum & PD-1 Experienced		Preliminary data 2H25
		R/M HNSCC 2/3L EGFRi & PD-1 Experienced		Preliminary data 1H26
	MICVO + **KEYTRUDA® Combo	R/M HNSCC 1/2L+		Preliminary data 2H25
Combo Therapy Dose Escalation (Various Solid Tumors)				
MICVO EDB+FN ADC	**MICVO + **KEYTRUDA® Combo Dose Escalation**	Various		Combo dose selection mid-2025

The combination trial is part of a recently announced Clinical Trial Collaboration Agreement with Merck (known as MSD outside of the US and Canada)

*MICVO was formerly PYX-201.
**KEYTRUDA® is a registered trademark of Merck Sharp & Dohme LLC, a subsidiary of Merck & Co., Inc., Rahway, NJ, USA.

In early January 2025, we initiated the dose expansion phase (Part 2) of the PYX-201-101 monotherapy study with a prioritized focus to confirm the preliminary efficacy signals in R/M HNSCC seen in Part 1. We are actively recruiting patients for two monotherapy R/M HNSCC expansion cohorts. The Part 2 dose expansion phase includes the following two R/M HNSCC cohorts across sites in the United States (US), European Union (EU) and other countries:

•
micvotabart pelidotin monotherapy for second line (2L) and third line (3L) R/M HNSCC patients who have received prior platinum-based chemotherapy and prior PD-(L)1 inhibitor therapy. We expect to enroll patients in this expansion cohort at the 5.4 mg/kg IV Q3W dose, a pharmacologically active dose identified during Part 1 of this trial where we have seen clinically meaningful anti-tumor activity with manageable safety. We anticipate having preliminary data in the second half of 2025; and

•
micvotabart pelidotin monotherapy for 2L and 3L R/M HNSCC patients who have received prior epidermal growth factor receptor (EGFR) directed therapy and prior PD-(L)1 inhibitor therapy. We expect to enroll patients in this expansion cohort also at the 5.4 mg/kg IV Q3W dose and anticipate having preliminary data in the first half of 2026.

We are planning to hold a discussion with the FDA to align on our approach for finding the optimal monotherapy dose, as required under Project Optimus and expect the dose optimization phase to commence in 2026.

In November 2024, we announced a Clinical Trial Collaboration and Supply Agreement with Merck & Co, Inc. or Merck (known as MSD outside of the US and Canada), for a Pyxis Oncology-sponsored study of micvotabart pelidotin in combination with Merck’s anti-PD-(L)1 therapy, KEYTRUDA® (pembrolizumab).

In early January 2025, we initiated the Phase 1/2 combination study with KEYTRUDA® now called PYX-201-102 and are actively recruiting patients in this study. PYX-201-102 is a Phase 1/2 open label, global, multicenter dose escalation and dose expansion study to evaluate the safety, tolerability, PK, PD and preliminary efficacy of micvotabart pelidotin in combination with pembrolizumab in patients with advanced solid tumors. Patients with histologically or cytologically confirmed advanced solid tumors, including 1L R/M HNSCC, 2L+ R/M HNSCC, cervical cancer, gastric cancer, HR+/HER2- breast cancer, sarcoma and locally advanced or metastatic TNBC, are eligible to enroll.

We are planning to conduct the dose escalation phase of PYX-201-102 covering multiple tumor types with an aim to identify the Recommended Phase 2 Dose (RP2D) of micvotabart pelidotin in combination with pembrolizumab. We plan to enroll and dose patients to clear the three doses that will be tested in combination with pembrolizumab. During Part 1 dose escalation, we anticipate testing a fixed dose of pembrolizumab in combination with 3 different doses of micvotabart pelidotin ranging from 3.6 mg/kg – 5.4 mg/kg IV Q3W. Pembrolizumab (standard dose at 200 mg IV) will be given with escalating doses of micvotabart pelidotin with a starting dose of 3.6 mg/kg IV every 3 weeks (Q3W). Upon clearance of the initial dose level of 3.6 mg/kg IV Q3W by the Dose Escalation and Steering Committee (DESC), and depending on observed safety data, we may escalate to 4.4 mg/kg IV Q3W of micvotabart pelidotin with 200 mg IV of pembrolizumab, with a potential of dosing at 5.4 mg/kg IV Q3W of micvotabart pelidotin with 200 mg IV of pembrolizumab. We aim to select a dose of micvotabart pelidotin in combination with pembrolizumab by mid-year 2025, which will guide our discussion with the FDA about potential RP2D for further combination study.

Concurrently to the Part 1 dose escalation and assuming each dose clears the escalation step, the Phase 1/2 combination study will evaluate micvotabart pelidotin and pembrolizumab in patients with 1L and 2L+ R/M HNSCC. Patients will be enrolled for each dose in their respective backfill cohort upon clearance of the dose by the DESC. Pembrolizumab (standard dose at 200 mg IV) will be given with escalating doses of micvotabart pelidotin with a starting dose of 3.6 mg/kg IV every 3 weeks, followed by dose of 4.4 mg/kg IV Q3W, if DESC clears it and then a dose of 5.4 mg/kg IV Q3W, if DESC clears it. We anticipate having preliminary data on at least a subset of these R/M HNSCC patients in the second half of 2025. Timing of data availability from the full recruitment and dosing of R/M HNSCC patients is dependent on the timing of activation of additional clinical trial sites and patient enrollment. Further guidance on anticipated timing of the full preliminary data readout will be provided in 2025.

Our Team

Our company was founded in 2018 and launched operations in 2019, with a mission to defeat difficult-to-treat cancers. We have a highly qualified team with deep expertise and proficiencies across all the core oncology research and development and administrative capabilities. The collective experience across our team spans from early to late stage development and commercialization across biotechnology and pharmaceutical companies.

Our Strategy

Our goal is to improve the lives of patients with difficult-to-treat cancers. Elements of our strategy to achieve our short and long-term goals include:

•
Building a leading ADC oncology company. We believe our team, with its deep oncology knowledge, functional biology expertise, ADC modality technical know-how and biologics development capabilities, positions us to build a leading ADC-focused oncology company.
•
Successfully developing our lead product candidate, micvotabart pelidotin, to address significant unmet need in R/M HNSCC. HNSCC is one of the most common cancers and it is estimated that there will be approximately one million new cases of HNSCC worldwide annually by 2030. Based on the significant need for durable therapies in this patient population and the strength of the preliminary data in our PYX-201-101 monotherapy dose escalation study, specifically in those patients with R/M HNSCC, we are prioritizing our development efforts towards R/M HNSCC.
•
Selectively forging alliances to provide strategic or financial support to our lead micvotabart pelidotin program. We intend to seek strategic collaborations to facilitate the capital efficient development of our pipeline. We believe various potential alliance structures including collaborations, licenses and future agreements could potentially provide significant funding to advance our pipeline and could allow us to benefit from the additional resources, development and commercialization expertise of our collaborators.

•
Monetizing our intellectual property. We continue to engage in regular dialogues with potential partners to monetize our intellectual property estate including inactive programs not currently being resourced by us. Additionally, we seek to maximize the value of our biologics technology platforms, including our Flexible Antibody Conjugation Technology (FACT) Platform for ADC development and our APXiMAB Platform for antibody development.

Unmet Need in Head and Neck Cancer and Treatment Paradigm

Head and Neck Cancer (HNC) is the sixth most common cancer in the world, with 1,464,550 new cases and 487,993 deaths from HNC globally per 2020 GLOBOCAN estimates. GLOBOCAN is a cancer surveillance branch of the World Health Organization’s International Agency for Research on Cancer. Squamous Cell Carcinoma presents as the most common HNC subtype and is derived from the mucosal lining of the oral cavity, pharynx and larynx. It is estimated that by 2030 there will be approximately one million new cases of HNSCC worldwide annually per 2022 GLOBOCAN estimates. HNC accounts for approximately 4.5% of cancer diagnoses globally and deaths with over 90% of cases presenting with squamous cell origin.

HNSCC commonly originates in the mouth and throat, from the mucosa of the oral cavity, oropharynx, hypopharynx and larynx. There are approximately 59,000 cases of HNSCC each year in the U.S. with a 13% 5-year survival rate in the R/M (Stage IVC) setting. 15% of HNSCC patients are diagnosed as de novo metastatic disease and almost 50% of locally advanced cases will suffer a recurrence post initial treatment and/or become metastatic. There are approximately 26,000 cases of R/M HNSCC each year in the U.S. The median Overall Survival (OS) for patients with R/M HNSCC ranges from 9 months (HPV-) to about 14 months (HPV+). The overall incidence of HNSCC is expected to rise with a predicted 30% increase annually by 2030. The increase has been associated with multiple factors, including but not limited to tobacco use, alcohol consumption, a rise in HPV infections and other environmental catalysts. Approximately 80% of patients in the U.S. with R/M HNSCC are HPV-, a status associated with a worse prognosis. Globally, these numbers vary with higher HPV driven cancers in countries such as New Zealand and parts of Europe.

Current Treatment Paradigm of R/M HNSCC

The standard of care first line therapy for R/M HNSCC is determined by the Combined Proportional Score (CPS) which corresponds to the number of PD-(L)1 positive cells in relation to the total number of viable tumor cells. Patients with high CPS scores tend to respond better to PD-(L)1 checkpoint inhibitors, as observed across multiple tumor types. In R/M HNSCC, pembrolizumab monotherapy is recommended for patients with a CPS > 1. However, addition of platinum-based chemotherapy is strongly considered in these patients if they are symptomatic or present with aggressive disease. Pembrolizumab combined with platinum and 5-fluorouracil is recommended for patients with any PD-(L)1 status. The addition of chemotherapy to pembrolizumab increases the response rate; however, it also significantly reduces the duration of response while increasing toxicity and leads to roughly equivalent median OS with both treatments. For patients with a CPS less than one and no PD-(L)1 expression, the typical standard of care is the EXTREME regimen (not in the U.S.), a combination of cetuximab and chemotherapy, which has low response rates and survival (10 months), as well as a difficult tolerability profile.

The Phase 3 KEYNOTE-048 trial conducted by Merck investigated pembrolizumab as a monotherapy or in combination with chemotherapy, compared to cetuximab with chemotherapy in first line R/M HNSCC. The pembrolizumab monotherapy and pembrolizumab and chemotherapy combination response rates of 19% and 36%, respectively, were comparable to the 36% ORR for cetuximab and chemotherapy combination in patients with CPS >1. In these patients, pembrolizumab monotherapy and in combination with chemotherapy led to median OS of 12.3 and 13.0 months, respectively, compared to 10.7 months in the active control arm. While this represents a step forward, there remains significant unmet need in R/M HNSCC for more efficacious therapies that can extend survival, especially for chemotherapy-free alternatives with superior tolerability.

Emerging Treatment Landscape of R/M HNSCC

Currently, a few companies are innovating next-generation EGFR assets and bi-specific antibodies to address the needs of HNSCC patients, including Merus N.V (Merus) and Bicara Therapeutics Inc. (Bicara). Both Merus and Bicara have ongoing clinical trials evaluating antibodies targeting EGFR, petosemtamab and ficerafusp alfa (BCA101), respectively, as a monotherapy or as a combination therapy with pembrolizumab for the treatment of R/M HNSCC solid tumors. Merus has two Phase 3 clinical trials ongoing, 1L treatment of R/M PD-(L)1+ (CPS>1%) HNSCC in combination with pembrolizumab and 2L/3L R/M HNSCC monotherapy. Bicara has ongoing trials for the treatment of 1L R/M HNSCC, including a Phase 2/3 combination trial with pembrolizumab in HPV- patients only (1L, CPS>1%). Additionally, other agents like Nanobiotix’s radioenhancer, NBTRX3, is in clinical development that may be used earlier in the treatment sequence such as localized or locally advanced settings as well as the pending approval of pembrolizumab in adjuvant and neo-adjuvant settings that could motivate use of immuno-oncology (IO) in early disease. Other modalities including but not limited to T cell engagers may segment market further into HPV+ specific treatments along with other emerging segmentations that may trigger a change in clinical practice. These evolving shifts naturally result in the development of new patient populations (particularly in the R/M setting) that are left with limited treatments and generate a new unmet need. For example, the use of IO in the surgical setting may limit its use in the 1L segments while the use of next-generation of EGFRi in 1L will create a growing need for therapies post IO and EGFRi. Furthermore, patients that fail existing and emerging therapies are more likely to have a poor performance status, which will necessitate that the next tranche of treatment options be tolerable so patients can stay longer on the treatment and derive a survival benefit.

Our Solution: Micvotabart Pelidotin (formerly PYX-201), a Novel ADC

Micvotabart pelidotin is an investigational novel ADC that uniquely targets EDB+FN, a non-cellular structural component within the tumor ECM. The tumor ECM is a complex network of fibrous proteins and molecules with unique composition that play an important role in cell development and tumor growth and in some instances, in supporting metastasis.

The tumor ECM provides a lifeline necessary for tumor growth in solid tumors and plays a significant role in the initiation, growth, survival, invasion and drug resistance of solid tumors, yet few therapeutics specifically target tumor associated ECM. The ECM can also form an effective barrier to entry of therapeutic agents such as some chemotherapy.

The fibronectin strands within the ECM give the tumor shape and support the clustering of tumor cells. Fibronectin is a key component of the ECM and its downstream signaling pathways regulate cell adhesion, migration, differentiation and wound healing. EDB+FN is an alternatively spliced form of fibronectin that occurs when ribonucleic acid (RNA) is re-arranged to produce multiple variants of the same protein that can accumulate around blood vessels within the tumor ECM. EDB+FN regulates blood vessel morphogenesis, which provides the tumor access to nutrition and oxygen, and provides a means to remove waste and a pathway for cells to metastasize.

Our ADC, micvotabart pelidotin, consists of human IgG1 and is site-specifically conjugated with a cleavable linker and a microtubule inhibitor (optimized auristatin) payload. Micvotabart pelidotin was developed using the FACT Platform to produce an ADC designed to be highly stable with a predictable and homogenous drug-to-antibody ratio (DAR) of four. The complementarity determining regions of the EDB+FN antibody used in micvotabart pelidotin, which is the part of the antibody responsible for binding to EDB+FN, is well characterized and has been tested clinically in the form of a radiolabel-conjugated antibody for tumor imaging demonstrating a high degree of tumor-directed specificity. Furthermore, micvotabart pelidotin is designed to optimize linker stability to enable delivery of the next generation auristatin payload that can be cleaved and released in the ECM and penetrate through the tumor cell membrane to kill tumor cells directly without the need for cell surface antigen-mediated internalization of the ADC. Unlike conventional ADCs which bind to the tumor cell surface antigens, micvotabart pelidotin is designed to deliver the auristatin payload to the extra-cellular environment and release the free payload to kill tumor cells as well as activated fibroblasts and vascular endothelial cells that support tumor growth. We believe the free payload kills the tumor cells through a combination of bystander effect directly killing highly proliferative cells and through stimulation of the local immune cells. The postulated mechanism of action for micvotabart pelidotin is illustrated in Figure 2 below.

We believe EDB+FN is a compelling target for cancer therapeutics as the physiological expression of EDB+FN is very low in healthy adult tissues, yet it is found to be highly expressed in a large variety of solid tumor tissues. EDB+FN is also found to be expressed during embryogenesis. By targeting EDB+FN and specifically attacking the tumor ECM, our goal is to destabilize the barrier that protects, feeds and provides structure to the tumor in addition to killing tumor cells directly while sparing healthy cells.

EDB+FN is highly expressed in a variety of cancers, including, but not limited to, cancers of the head and neck, breast, lung, ovary, pancreas, and thyroid as compared to a matched set of normal tissues. In vitro studies have shown that down regulation of EDB+FN resulted in a significant reduction in cancer motility. Furthermore, EDB+FN expression is maintained in distant metastasis in human cancer. EDB+FN protein expression is also upregulated in the ECM of many tumor types, as compared to normal adult tissue (refer to Figure 1 below).

Figure 1

EDB+FN protein shows differential expression between tumor and normal samples in a nonclinical study

Thyroid
Head Neck
Breast
Liver
Soft Tissue
Pancreas
Lung
Ovary
Kidney
EDB Expression
300
200
100
0
Tumor
Normal
TNBC
HR+BC

Source: Pyxis Oncology nonclinical data

EDB+FN protein is upregulated in tumor ECM and is highly expressed in a large variety of solid tumors, with low expression in normal adult tissue.

Figure 2

Potential to Deliver Powerful Anti-Tumor Activity in Mono and Combo Regimens

1 Payload diffuses into & kills tumors cells
2 Additional Bystander killing
3 Immunogenic cell death
Neoantigen
Dead Cell
MICVO designed to bind to EDB and releases payload within tumor ECM
Tumor cell dies, releasing payload for additional cycles of tumor cell killing
Tumor death and exogenous antibody fragments lead to T-cell activation
Payload Driven
Immune Driven
Key
CD8+ lymphocyte
Proteases (e.g., cathepsin)
Cleaved & active payload (auristatin)
EDB+FN
Dendritic cell
MICVO
Tumor cell
Matrix

Micvotabart pelidotin is designed to exhibit anti-tumor activity through three distinct modes of action:

•
Tumor killing activity: The EDB+FN within the tumor ECM attracts micvotabart pelidotin to the tumor and the linker payload of the ADC is cleaved within the ECM, discharging its cytotoxic chemotherapy payload and killing the tumor cells.
•
Additional bystander killing: Releasing the payload extra-cellularly within the tumor microenvironment (TME) may also kill the activated fibroblasts, vascular endothelial cells and other tumor ECM cells leading to a reduction of ECM density and inhibition of tumor angiogenesis. Re-release of payload from killed tumor cells may also confer added cytotoxicity via bystander activity.
•
Immunogenic cell death: Lastly, auristatin has been shown in preclinical models to attract immune cells such as T cells into TME possibly through immunogenic cell death, which then initiates an anti-tumor immune response.

Taken together, we believe that micvotabart pelidotin may generate a multi-pronged attack on difficult-to-treat cancers by directly killing cancer cells, reducing ECM density, inhibiting tumor angiogenesis and mobilizing an anti-tumor immune response (as illustrated in Figure 2 above). Further, we believe that the non-cellular approach altering the ECM may potentially address a primary cause of drug resistance. A primary resistance mechanism to therapeutics targeting cell surface receptors expressed on tumor cells such as HER2 and EGFR that directly promote proliferation has been demonstrated to be down regulation of target expression. Given the non-cellular expression profile of EDB+FN, we believe this resistance mechanism does not apply to micvotabart pelidotin.

Clinical Development of Micvotabart Pelidotin

PYX-201-101 Phase 1 Trial

In December 2022, we announced clearance of our Investigational New Drug Application (IND) by the FDA to initiate a Phase 1 clinical trial. In March 2023, we dosed the first patient in the Phase 1 trial of micvotabart pelidotin, referred to as PYX-201-101. The study’s objective was to evaluate micvotabart pelidotin monotherapy in patients with advanced solid tumors predicted to express EDB+FN. As illustrated below in Figure 3, PYX-201-101 (Part 1) is an open label, multicenter, dose escalation Phase 1 monotherapy trial designed to evaluate the safety, tolerability, PK, PD and preliminary efficacy of micvotabart pelidotin, and to identify recommended doses for further study. Patients with a variety of relapsed or refractory solid tumor types were eligible to participate, including patients with R/M HNSCC, HCC, HR+/HER2- breast cancers, locally advanced / metastatic NSCLC, ovarian cancer, PDAC, RCC, sarcoma, thyroid cancer and TNBC. A total of 80 patients were dosed during the PYX-201-101 (Part 1) study. Information on this clinical trial is available on ClinicalTrials.gov (NCT05720117).

Figure 3

Ph1 Dose Escalation Study with 10 Solid Tumor Types Completed 4Q24

80 patients dosed across 18 global sites

Patient eligibility criteria

All comer solid tumor patients with no biomarker patient selection

Male or non-pregnant, non-lactating female participants age ≥18 years

Histologically or cytologically confirmed solid tumors

Grade ≥2 Neuropathy excluded

10 tumor types

HCC	HNSCC
HR+ Breast Cancer	NSCLC
Ovarian Cancer	PDAC
Renal Cancer*	Sarcoma
Thyroid Cancer	TNBC

*No patient was dosed in this Phase 1 study for Renal Cancer
HNSCC: Head and neck squamous cell carcinomas
NSCLC: Non-small cell lung cancer;
PDAC: Pancreatic ductal adenocarcinoma
TNBC: Triple negative breast cancer
HCC: Hepatocellular Carcinoma

Study objectives

Primary

- Safety
- Tolerability
- MTD
- Determine dose(s) for next phase of development

Secondary

- ORR, DCR, DOR
- PK/PD
- C_{max}, Half-life
- Total Antibody, Free payload, T_{max}

MTD: Maximum Tolerated Dose
ORR: Objective Response Rate
DCR: Disease Control Rate
DOR: Duration of Response

PYX-201-101 Phase 1 Dose Escalation Preliminary Clinical Data

In November 2024, we announced positive preliminary data from Part 1 of our Phase 1 dose escalation study of PYX-201-101 with a data cut-off of October 4, 2024. 80 patients were enrolled and received doses of micvotabart pelidotin ranging from 0.3 mg/kg up to 8.0 mg/kg IV Q3W across multiple solid tumor types. We identified a therapeutically active dose response range of 3.6 mg/kg – 5.4 mg/kg IV Q3W where we observed clinical benefit and a manageable safety profile. We proactively managed our enrollment around the 5.4 mg/kg IV Q3W dose level and 52% (n=42) of patients were dosed at this level. We have high comfort and appreciation for the 5.4 mg/kg IV Q3W dose level based on patient experience at this dose. We may continue to explore additional doses between 5.4 mg/kg IV Q3W and 6.6 mg/kg IV Q3W based on observed safety and efficacy signal. The dose escalation and number of patients by dose since initiating the trial in March 2023 through our data cut-off of October 4, 2024, is provided in Figure 4 below.

Figure 4

Ph1 Dose Escalation Study Identified Range of Potentially Effective Doses

80 patients dosed across 18 global sites

Study explored doses from 0.3 - 8 mg/kg Q3W

- At or above MTD: N=3 — 8.0 mg/kg
- Not fully evaluated: N=4 — 6.6 mg/kg
- Eligible for potential future assessment: TBD
- Identified Dose Response Range:
  - N=42 — 5.4 mg/kg
  - N=3 — 4.4 mg/kg
  - N=11 — 3.6 mg/kg
- N=8 — 2.4 mg/kg
- N=3 — 1.2 mg/kg
- N=3 — 0.6 mg/kg
- N=3 — 0.3 mg/kg

3.6 - 5.4 mg/kg Q3W focus of Phase 1 Part 1 recruitment

Observed **dose-dependent responses** starting at 3.6 mg/kg

52% of **patients recruited into 5.4 mg/kg dose**

Escalation Study identified dose response range

The preliminary data set consisted of 77 patients, as 3 patients were dosed after the data cut-off date of October 4, 2024. Our Phase 1 trial patient demographics show a heavily pretreated, heterogeneous population (as illustrated in Figure 5 below) with a median of four prior lines of systemic therapy in the advanced disease setting as many were seeking the micvotabart pelidotin experimental therapy as part of end-of-life care.Of the ten solid tumor types eligible to enroll in the study, patients across nine solid tumor types were enrolled and dosed.

Figure 5

Phase 1 Part 1 Trial Patient Demographics Show Heavily Pretreated Heterogeneous Population

80 patients dosed, 3 dosed after Oct 4, 2024 data cutoff

Demographics	Total (N=77[1])
Race	**N (%)**
Asian	6 (8%)
Black or African American	5 (6%)
White	56 (73%)
Other/Unknown/Not Reported	10 (13%)
Age	**Years**
Median (min-max)	65 (34-81)
Baseline Weight	**kg**
Median (min-max)	68 (39-117)

Prior Therapy	Total (N=77[1])
Prior Lines of Cancer Therapy	**Count**
Median Prior Lines (min-max)	4 (0-10)
Prior therapy type	**n (%)**
Taxane	55 (71%)
Platinum	53 (69%)
IO Agent	33 (43%)
ADC Agent[2]	14 (18%)

Disease Characteristics	Total (N=77[1])
Cancer Type	**N (%)**
PDAC	17 (22%)
NSCLC	14 (18%)
Sarcoma	11 (14%)
HNSCC	9 (12%)
TNBC	9 (12%)
Ovarian Cancer	8 (10%)
HR+ Breast Cancer	4 (5%)
Thyroid Cancer	4 (5%)
HCC	1 (1%)
Renal Cancer	0 (0%)
Baseline ECOG Performance Status	**N (%)**
0	31 (40%)
1	46 (60%)
Time from initial diagnosis	**Years**
Median (min-max)	3 (0.2 - 36)

1. Safety evaluable population 2. Include Trodelvy, Enhertu, IMG-151(FRα ADC), I-DXd, ELU001 (FRα ADC), ASN004 (5T4 ADC)

HNSCC: head and neck squamous cell carcinomas NSCLC: Non-small cell lung cancer; PDAC: Pancreatic ductal adenocarcinoma; TNBC: Triple negative breast cancer; HCC: Hepatocellular Carcinoma

Phase 1 PYX-201-101 Study Patient Demographics

Stability and bioavailability

Micvotabart pelidotin’s PK profile demonstrated stability in circulation due to its proprietary site-specific conjugation approach compared to approved ADCs using an MMAE payload created with non-site-specific conjugation, as illustrated in Figure 6 below.

Figure 6

PK Profile Demonstrates Superior MICVO Stability in Circulation Compared to Approved Val-Cit-MMAE ADCs

MICVO linear PK profile across doses demonstrates absence of antigen sink; *see pg 26 in Appendix*

The site-specific conjugation for MICVO delivers two advantages:

1. Lower levels of free payload in circulation
2. Longer half-life

First dose Padcev PK, 1.25 mg/kg*

1000
100
10
1
0.1
Mean plasma concentration (nM)
0
2
4
6
8
Nominal time after dose (d)
Padcev
Total Ab
MMAE

Traditional MMAE ADCs with random conjugation have poor stability and high levels of free payload

Half-life = 3.6 days[1]

First dose MICVO PK, 1.2 mg/kg

1000
100
10
1
0.1
Mean plasma concentration (nM)
0
7
14
21
Nominal time after dose (d)
MICVO
Total Ab
Aur-0101

MICVO uses site-specific conjugation leading to stronger stability and lower levels of free payload

Half-life = 5-7 days

*1.25 mg/kg is recommended monotherapy dose for Padcev

1. Based on the corresponding FDA label, shown as ADC half-life

MMAE: Monomethyl Auristatin E

Micvotabart pelidotin also presents a high systemic bioavailability. As illustrated below in Figure 7, the dose linear PK demonstrated the absence of a peripheral antigen sink that is present for many other ADCs, consistent with differentiated EDB+FN target expression in tumor ECM and negligible expression in normal tissue.

Figure 7

MICVO Dose Linear PK Demonstrates No Antigen Sink (Q3W Dosing)

PYX-201 ADC (ug/mL)
Total Ab (ug/mL)
0.3 mg/kg
0.6 mg/kg
1.2 mg/kg
2.4 mg/kg
3.6 mg/kg
5.4 mg/kg
6.6 mg/kg
8 mg/kg
1000
100
10
1
0.1
0
7
14
21
Median plasma concentration (µg/mL)
Nominal time after dose (d)

Safety and Tolerability

The following preliminary safety data presents key treatment-related adverse effects (TRAEs) that were monitored in the trial. Out of the 77 efficacy evaluable patients, 53 patients were treated at doses between 3.6 mg/kg IV Q3W and 5.4 mg/kg IV Q3W. Only one patient discontinued the trial for a TRAE and there were no Grade 5 TRAEs (as illustrated in Figure 8 below). Based on the preliminary safety data, we believe micvotabart pelidotin demonstrates a favorable safety and tolerability profile at therapeutically active dose response range of 3.6 mg/kg – 5.4 mg/kg IV Q3W.

Figure 8

MICVO was Well-Tolerated with Low Discontinuation Rate in Phase 1 Part 1 Dose Escalation Study

As of Oct 4, 2024 data cut-off (Q3W dosing)

Identified dose range: 3.6 – 5.4 mg/kg

TRAEs	0.3 mg/kg	0.6 mg/kg	1.2 mg/kg	2.4 mg/kg	3.6 mg/kg	4.4 mg/kg	5.4 mg/kg	6.6 mg/kg	8.0 mg/kg	TOTAL
N	3	3	3	8	11	3	39	4	3	77[1]
All TRAEs	1 (33%)	1 (33%)	3 (100%)	6 (75%)	9 (82%)	3 (100%)	36 (92%)	4 (100%)	3 (100%)	66 (86%)
Grade 1/2 TRAEs	1 (33%)	1 (33%)	3 (100%)	4 (50%)	8 (73%)	2 (67%)	22 (56%)	1 (25%)	2 (67%)	44 (57%)
Grade 3/4 TRAEs	0	0	0	2 (25%)	1 (9%)	1 (33%)	14 (36%)	3 (75%)	1 (33%)	22 (29%)
TRAEs leading to treatment discontinuation	0	0	0	0	0	0	1[2] (3%)	0	0	1 (1%)
TRAEs leading to dose reduction	0	0	0	1 (13%)	1 (9%)	0	11 (28%)	1 (25%)	1 (33%)	15 (20%)
TRAEs leading to dose delay	0	0	0	1 (13%)	0	0	7 (18%)	3 (75%)	1 (33%)	12 (16%)
Dose limiting toxicity	0	0	0	0	0	0	3 (8%)[3]	1 (33%)[4]	1 (33%)[5]	5 (6%)
Treatment related Deaths (Grade 5)	0	0	0	0	0	0	0	0	0	0

1 3 out of 80 patients dosed after Oct 4 data cutoff
2 Discontinuation due to Grade 3 pneumonitis in heavily pre-treated NSCLC patient
TRAE: Treatment-Related Adverse Event

3 TRAE – Grade 3 Neutropenic Enterocolitis, Grade 2 Dehydration and Grade 2 Myalgia
4 TRAE – Grade 4 Hyponatremia
5 Non-TRAE – Grade 5 Sepsis

Summary of PYX-201-101 TRAEs

Figure 9 below presents Grade 3 and 4 TRAEs. Neuropathy and ocular toxicity can be common reasons for patients to discontinue trials of many approved and clinical development ADCs; however, in PYX-201-101 we noted a 0% incidence rate in the dose response range of 3.6 mg/kg – 5.4 mg/kg IV Q3W for those Grade 3 and 4 TRAEs. The cutaneous and neutropenia toxicity events noted in our trial were reversible and generally easily treated.

Figure 9

Grade 3/4 TRAE Profile Seen in Dose Escalation Study Supports Potential of MICVO in Early Line Treatment Regimens and in Combination Settings

As of Oct 4, 2024 data cut-off (Q3W dosing)

Identified dose range: 3.6 mg/kg – 5.4 mg/kg

Grade 3/4 TRAEs	0.3 mg/kg	0.6 mg/kg	1.2 mg/kg	2.4 mg/kg	3.6 mg/kg	4.4 mg/kg	5.4 mg/kg	6.6 mg/kg	8.0 mg/kg	TOTAL
N	3	3	3	8	11	3	39	4	3	77[1]
Auristatin-Payload-related Toxicity										
Cutaneous[2]	0	0	0	0	0	0	3 (8%)	0	0	3 (4%)
Neuropathy	0	0	0	1 (13%)	0	0	0	1 (25%)	0	2 (3%)
Neutropenia	0	0	0	0	0	0	3 (8%)	1 (25%)	1 (33%)	5 (6%)
Ocular	0	0	0	0	0	0	0	0	0	0
Non-Payload-related Toxicity										
Anemia[3]	0	0	0	0	0	0	2 (5%)	2 (50%)	0	4 (5%)
Pneumonitis[3,4]	0	0	0	0	0	0	1 (3%)	0	0	1 (1%)
Other	All other non-payload related Grade 3/4 toxicities with a frequency of <5%									

1 3 out of 80 patients dosed after Oct 4, 2024 data cutoff
2 Reversible and easily treated; not immunologically mediated; Limited to skin surface; no mucosal membrane involvement and no desquamation involvement
3 AEs of interest for ADC;
4 Gr3 pneumonitis in heavily pre-treated NSCLC patient who discontinued therapy

Grade 3/4 TRAE profile

Figure 10 below presents Grade 1 and 2 TRAEs, most of which were mild to moderate, reversible and easily treatable.

Figure 10

Grade 1/2 TRAE profile

Preliminary Efficacy

The preliminary efficacy analysis data set consisted of 65 patients, of which 44 patients were dosed within the identified therapeutic dose response range of 3.6 mg/kg – 5.4 mg/kg IV Q3W. Figure 11 and Figure 12 below are waterfall charts that shows the percentage of target lesion size change from baseline, which illustrates the preliminary clinical response data across the identified therapeutic dose response range presented by each of the nine tumor types that were dosed. We observed evidence of tumor regression in patients across all nine tumor types including one confirmed cCR and two confirmed cPRs in R/M HNSCC by RECIST 1.1 criteria; a number of responses in HR+/HER2- breast cancer, NSCLC, ovarian cancer, and sarcoma; and tumor regression in TNBC. The median treatment duration for the efficacy evaluable patients across all tumor types and all doses (n=69) as of the data cut-off date of October 4, 2024 was 85 days (or 12 weeks) (as illustrated in Figure 13 below). In addition to the 65 patients in the preliminary efficacy analysis data set, four patients discontinued on the study due to progressive disease prior to receiving their first scan and were therefore included in the efficacy evaluable patient population but not the preliminary efficacy analysis set.

While we observed evidence of tumor regression across all nine solid tumor types that were enrolled in the Phase 1 Part 1 dose escalation study, dose responses were most pronounced in six solid tumor types of interest including R/M HNSCC, HR+/HER2- breast cancer, NSCLC, ovarian, sarcoma and TNBC, at the therapeutically active dose response range of 3.6 mg/kg – 5.4 mg/kg IV Q3W. Micvotabart pelidotin achieved a 26% ORR (n=31) in patients with these six solid tumor types dosed at 3.6 mg/kg – 5.4 mg/kg IV Q3W.

Dose-dependent responses were observed in patients who had failed to respond or had developed resistance to prior MTIs such as taxanes or an ADC with MMAE payload. We believe this is a significant finding as response in this patient population indicates that prior treatment with MTIs may not confer resistance to micvotabart pelidotin. Additionally, we observed tumor regression in patients who had progressed on previous treatment with ADCs with Topoisomerase 1 Inhibitor payloads, which is a significant finding given the number of ADCs with Topoisomerase 1 Inhibitor payloads that are approved and in clinical development.

Figure 11

As of Oct 4, 2024 data cut-off (Q3W dosing)

Summary of all responses (N=65)[1]

PDAC
Thyroid Cancer
NSCLC
Sarcoma
Ovarian Cancer
TNBC
HR+ BC
HNSCC[2]
HCC
Best % change from baseline
100
75
50
25
0
-25
-50
-75
-100
PD
SD
PR
*PR
##PR
#PR
*CR
CR
Dose level[1]
0.3 mg/kg
0.6 mg/kg
1.2 mg/kg
2.4 mg/kg
3.6 mg/kg
4.4 mg/kg
5.4 mg/kg
6.6 mg/kg
8 mg/kg

*Confirmed Response as of Oct 4, 2024 data cutoff; #Confirmed Response after Oct 4, 2024 data cutoff (-47% tumor regression); ##Confirmed Response after Oct 4, 2024 data cutoff (-73% tumor regression)

Note: Efficacy population defined by dose received; dose level for patients who escalated or de-escalated = starting dose

1. N=65; 3 patients dosed after 10/4/24 data cutoff and do not yet have scans; 12 patients of the 77 patients included in the safety dataset are not included in the waterfall for the following reasons -> 3 patients scanned after 10/4/24 data cutoff, 1 patient's scan was delayed beyond protocol allowable timeframe, 3 patients discontinued prior to 1st scan due to non-TRAEs, 1 patient withdrew from the study prior to 1st scan and 4 patients discontinued due to Progressive Disease.
2. Does not include patient dosed at 5.4 mg/kg who received scan on Day 97 after receiving 1 dose and whose scan was disallowed per protocol due to excessive time between dosing and scan

PYX-201-101 Phase 1 Part 1 RECIST 1.1 responses by tumor histology across all dose levels

Figure 12

MICVO Phase 1 Part 1 RECIST 1.1 Responses All Tumor Types Across All Dose Levels

65 patients evaluated as of Oct 4, 2024 data cut-off

ORR =26% in 6 responding tumor types (n=31) at 3.6-5.4 mg/kg Q3W Identified Dose Range*

Summary of all responses all doses for patients with at least 1 scan
(N=65)[1]
Best % change from baseline
100
80
60
40
20
0
-20
-40
-60
-80
-100
PD
PR
CR
* Confirmed Response as of Oct 4, 2024 data cutoff
# Confirmed Response after Oct 4m 2024 data cutoff (-47% tumor regression)
Confirmed Response after Oct 4, 2024 data cutoff (-73% tumor regression)
Dose level
0.3 mg/kg
0.6 mg/kg
1.2 mg/kg
2.4 mg/kg
3.6 mg/kg
4.4 mg/kg
5.4 mg/kg
6.6 mg/kg
8 mg/kg

Clinical response[2]	CR: Disappearance of all target lesions; PR: ≥30% decrease in target lesion diameters from baseline; PD: ≥20% increase in target lesion diameters, plus an absolute increase of ≥5 mm; new lesions also indicate progression SD: Insufficient shrinkage for PR and insufficient growth for PD. **See RECIST1.1 for detailed explanation**

*N = 8 responders with at least 1 scan out of 31 HNSCC, Ovarian, NSCLC, HR+, TNBC and Sarcoma patients dosed at 3.6 – 5.4 mg/kg

1. N=65; 12 patients not included in waterfall of the 77 patients dosed prior to Oct 4, 2024 data cutoff; 3 patients scanned after 10/4/24 data cutoff, 1 patient's scan was delayed beyond protocol allowable timeframe, 3 patients discontinued prior to 1st scan due to non-TRAEs, 1 patient withdrew from the study prior to 1st scan and 4 patients discontinued due to Progressive Disease.
2. Based on RECIST 1.1 definition

Waterfall Chart of PYX-201-101 Phase 1 Part 1 RECIST 1.1 responses by tumor histology across all dose levels

Figure 13

PYX-201 Phase 1 Part 1 median time on study[1] as of October 4, 2024 data cut-off was approximately 12 weeks across all doses

N=69 patients[1]

Time on study (days)
30
60
90
120
150
180
210
240
270
300
330
360
390
420
Sarcoma SD
HR+ BC SD
Sarcoma SD
HNSCC PR
NSCLC PD
Ovarian Cancer PR
Sarcoma SD
Pancreatic Cancer PR
Sarcoma PR
NSCLC SD
TNBC SD
Ovarian Cancer SD
Pancreatic Cancer PD
TNBC SD
Pancreatic Cancer SD
Pancreatic Cancer SD
HNSCC CR
Sarcoma PR
NSCLC PR
NSCLC PR
TNBC PD
HCC SD
HNSCC SD
Pancreatic Cancer SD
HNSCC SD
Sarcoma SD
Thyroid Cancer SD
Sarcoma PD
TNBC SD
Sarcoma SD
HR+ BC PR
NSCLC SD
HR+ BC PR
Ovarian Cancer SD
TNBC SD
NSCLC SD
Pancreatic Cancer N/A
Pancreatic Cancer SD
TNBC PD
HNSCC SD
Pancreatic Cancer SD
HNSCC PR
Pancreatic Cancer PD
NSCLC PD
Pancreatic Cancer SD
HNSCC SD
NSCLC PD
Pancreatic Cancer PD
NSCLC PD
Pancreatic Cancer PD
Sarcoma SD
NSCLC SD
NSCLC PD
TNBC PD
Ovarian Cancer N/A
HNSCC SD
Ovarian Cancer PR
Pancreatic Cancer PD
Pancreatic Cancer PD
Thyroid Cancer PD
Sarcoma SD
Pancreatic Cancer SD
Sarcoma SD
Ovarian Cancer PD
Pancreatic Cancer PD
Ovarian Cancer N/A
Thyroid Cancer PD
Pancreatic Cancer PD
Ovarian Cancer N/A
Median treatment duration: 85 days (12 weeks)
• 31 patients on treatment for 90+ days
• 16 patients ongoing as of October 4, 2024 data cut-off
Dose level
0.3 mg/kg
0.6 mg/kg
1.2 mg/kg
2.4 mg/kg
3.6 mg/kg
4.4 mg/kg
5.4 mg/kg
6.6 mg/kg
8 mg/kg

1. N=69; 8 patients not included in swimmers plot of the 77 patients dosed prior to data cut-off; 3 patients scanned after data cut-off, 1 patient's scan was delayed beyond protocol allowable timeframe, 3 patients discontinued prior to 1st scan due to non-TRAEs and 1 patient withdrew from the study prior to 1st scan

2. Based on RECIST 1.1 definition

Preliminary Efficacy Data in Patients with R/M HNSCC

The R/M HNSCC patients were observed to show the strongest tumor regression response during this Part 1 phase of the study. Among the six efficacy evaluable patients with R/M HNSCC at the therapeutically active dose response range of 3.6 mg/kg – 5.4 mg/kg IV Q3W, the study achieved a confirmed 50% ORR based on RECIST 1.1 criteria, including one confirmed cCR and two confirmed cPRs, and yielded a DCR of 100%. The R/M HNSCC patients were at end-of-life with a median of four prior lines of systemic therapy in the advanced disease setting. In addition to the encouraging ORR and DCR, we observed that responses in these efficacy evaluable patients were durable with a median duration of 115 days (or 16 weeks) as of the data cut-off date of October 4, 2024 (as illustrated in Figure 14 below). Additionally, the data was observed to show preliminary clinical activity in patients with either HPV+ or HPV- tumors, indicating we may have the ability to treat R/M HNSCC patients regardless of HPV status. Further, we observed that several R/M HNSCC patients who had been previously treated with and progressed on EGFRi directed therapies experienced tumor regression while being treated with micvotabart pelidotin. We believe this is a very important observation as the R/M HNSCC marketplace is evolving to potentially include new EGFRi targeting agents and the ability for our product candidate to regress tumors in patients who have relapsed on EGFRi therapies will enable us to compete in both the current and emerging standard of care landscape. We believe the totality of our preliminary data supports further development of both micvotabart pelidotin monotherapy expansion and combination therapy trials.

Figure 14

6 Heavily Pretreated R/M HNSCC Patients Evaluated by RECIST 1.1

Patients treated at 3.6 - 5.4 mg/kg Q3W in Phase 1 Dose Escalation as of Oct 4, 2024 Data Cut-Off

4 Median Prior Lines of Systemic Therapy (Range 1, 5)

Prior Taxane Use: All 6 patients

6 efficacy evaluable patients dosed 3.6 – 5.4 mg/kg Q3W Identified Dose Range

Best % change from baseline
100
80
60
40
20
0
-20
-40
-60
-80
-100
3.6 mg/kg
5.4 mg/kg
PD
PR
CR
-
* +
+
+
-
* +

- 1 confirmed CR, 2 confirmed PR
- 50% cORR

100% DCR

Durable responses for 6 efficacy evaluable patients in 3.6 - 5.4 mg/kg Q3W Identified Dose Range

HPV Status
Median 115 days (16 weeks)¹
Pt had durable PR over multiple scans and then had 3 mo dose holiday with modest disease progression during dose holiday
Pt resumed dosing at 4.4 mg/kg with PRs on 2 follow-up scans and now has 89% tumor shrinkage; pt now on study for 15+ months
Pt maintained CR on 2 post-EOT scans with 4+ month durable post-Tx complete response
Pt received 4 prior lines of systemic tx including taxane and platinum with prior BOR as PD or SD
Participants
+
+
+
+
-
-
PR
PD
CR
SD
EOT
Non-Treatment Related Death
Patient Ongoing
67% patients ongoing as of 10/4/24 data cut-off
0
30
60
90
120
150
180
210
240
270
300
330
Days since first dose
¹ As of Oct. 4, 2024

Dose level ■ 3.6 mg/kg ■ 5.4 mg/kg

+ / - / UNK: HPV positive / negative / unknown
***Confirmed Response by RECIST 1.1**
#Confirmed Response by RECIST 1.1 after Oct 4, 2024 data cutoff (-47% tumor regression)

Further Clinical Development of micvotabart pelidotin in R/M HNSCC

Our clinical development plan in R/M HNSCC is provided in Figure 15 below.

Figure 15

Our Clinical Development Plan Offers a Well-Timed and Differentiated Approach to Address Treatment Gaps for R/M HNSCC Patients Across Multiples Lines

Opportunity for potent, cytotoxic payload that minimizes off-target effects and improves tolerability and durability to meet current and evolving needs of patients experiencing recurrent/ metastatic disease:

- Growing number of R/M HNSCC patients are progressing post-IO and post-EGFRi treatment
- No established standard of care for R/M HNSCC after disease progression post-IO/ Platinum therapy due to low response durability and tolerability with currently available therapies
- The new EGFRi options being investigated in 1L represent a potential shift in treatment paradigm, potentially resulting in more 2L/3L patients with limited treatment options

We are advancing MICVO to offer an innovative extra-cellular targeting ADC and HPV-agnostic option for R/M HNSCC population across multiple lines of treatment

Monotherapy Program (2/3L)

- Post Platinum & anti-PD(L)-1 experienced patients
- Post EGFRi and/or anti-PD(L)-1 experienced patients

Future potential monotherapy pivotal trial will position MICVO for a differentiated position in 2L+ R/M HNSCC population in the setting of both current and emerging SOC

Combination Program with anti-PD-1 (1/2L+)

- R/M HNSCC 1L and 2L patients

Future potential pivotal trial offering a unique extra-cellular therapeutic modality differentiated to the current and future SOC combination therapy options

Monotherapy

In early January 2025, we initiated the dose expansion phase (Part 2) of the PYX-201-101 monotherapy study (NCT05720117) with a prioritized focus to confirm the preliminary efficacy signals in R/M HNSCC seen in Part 1. For Part 2 of PYX-201-101, we are actively recruiting patients for two monotherapy R/M HNSCC expansion cohorts. The clinical trial design of micvotabart pelidotin monotherapy in R/M HNSCC is provided in Figure 16 below.

Figure 16

The Part 2 dose expansion phase includes the following two R/M HNSCC cohorts across sites in the US, EU and other countries:

•
micvotabart pelidotin monotherapy for 2L and 3L R/M HNSCC patients who have received prior platinum-based chemotherapy and prior PD-(L)1 inhibitor therapy. We expect to enroll patients in this expansion cohort at the 5.4 mg/kg IV Q3W dose, a pharmacologically active dose identified during Part 1 of this trial where we have seen clinically meaningful anti-tumor activity with manageable safety. We anticipate having preliminary data in the second half of 2025; and
•
micvotabart pelidotin monotherapy for 2L and 3L R/M HNSCC patients who have received prior EGFR directed therapy and prior PD-(L)1 inhibitor therapy. We expect to enroll patients in this expansion cohort also at the 5.4 mg/kg IV Q3W dose and anticipate having preliminary data in the first half of 2026.

We are planning to hold a discussion with the FDA to align on our approach for finding the optimal monotherapy dose, as required under Project Optimus and expect the dose optimization phase to commence in 2026.

In February 2025, the FDA granted Fast Track Designation to micvotabart pelidotin for the monotherapy treatment of adult patients with R/M HNSCC whose disease has progressed following treatment with platinum-based chemotherapy and an anti-PD-(L)1 antibody.

Combination Therapy

In November 2024, we announced a Clinical Trial Collaboration and Supply Agreement with Merck & Co, Inc. or Merck (known as MSD outside of the US and Canada), for a Pyxis Oncology-sponsored study of micvotabart pelidotin in combination with Merck’s anti-PD-(L)1 therapy, KEYTRUDA® (pembrolizumab).

In early January 2025, we initiated the Phase 1/2 combination study with KEYTRUDA® now called PYX-201-102 and are actively recruiting patients in this study. PYX-201-102 is a Phase 1/2, open label, global, multicenter, dose escalation and dose expansion study to evaluate the safety, tolerability, PK, PD, and preliminary efficacy of micvotabart pelidotin in combination with pembrolizumab in patients with advanced solid tumors. Patients with histologically or cytologically confirmed advanced solid tumors, including 1L R/M HNSCC, 2L+ R/M HNSCC, cervical cancer, gastric cancer, HR+/HER2- breast cancer, sarcoma, and locally advanced or metastatic TNBC, are eligible to enroll. Information on this clinical trial is available on ClinicalTrials.gov (NCT06795412). The clinical trial design of micvotabart pelidotin combination therapy in R/M HNSCC and other tumor types is provided in Figure 17 below.

Figure 17

PYX-201-102 Phase 1/2 Combination Study micvotabart pelidotin + pembrolizumab

ESCALATION

1L or 2L+ R/M HNSCC, Cervical Cancer, Gastric Cancer, HR+/HER2- Breast Cancer and TNBC

- At least 1 confirmed measurable lesion per RECIST v1.1 criteria
- Male or non-pregnant, non-lactating female participants age ≥18 years
- Life expectancy > 3 months

BACKFILL

Cohorts exclusively in 1L and 2L+ R/M HNSCC

- At least 1 per RECIST v1.1 criteria
- Male or non-pregnant, non-lactating female participants age ≥18 years
- Life expectancy > 3 months

Study Objectives[1]

Primary:

- Safety
- Tolerability
- Recommended Phase 2 dose(s) (RP2D(s))
- Maximum tolerated dose

Secondary:

- ORR, DOR, DCR, CBR
- PK/PD

Part 1: Dose Escalation
micvotabart pelidotin q3w + pembrolizumab 200 mg q3w

Escalation:

- 3.6 mg/kg + 200 mg — Multiple tumor types
- 4.4 mg/kg + 200 mg — Multiple tumor types
- 5.4 mg/kg + 200 mg — Multiple tumor types

Backfill:

- 3.6 mg/kg + 200 mg — 1L and 2L+ R/M HNSCC
- 4.4 mg/kg + 200 mg — 1L and 2L+ R/M HNSCC
- 5.4 mg/kg + 200 mg — 1L and 2L+ R/M HNSCC

Part 2
Dose Expansion

Part 2 dose expansion cohorts will be opened based on emerging Part 1 dose escalation data

1. DEFINITIONS: ORR= Objective Response Rate; DOR=Duration of Response; DCR=Disease Control Rate; CBR=Clinical Benefit Rate; PK=Pharmacokinetics; PD=Pharmacodynamics; Cmax=Maximum Observed Concentration; Tmax=Time to Maximum Concentration

We are planning to conduct the dose escalation phase of PYX-201-102 covering multiple tumor types with an aim to identify the RP2D of micvotabart pelidotin in combination with pembrolizumab. We plan to enroll and dose patients to clear the three doses that will be tested in combination with pembrolizumab. During Part 1 dose escalation, we anticipate testing a fixed dose of pembrolizumab in combination with 3 different doses of micvotabart pelidotin ranging from 3.6 mg/kg – 5.4 mg/kg IV Q3W. Pembrolizumab (standard dose at 200 mg IV) will be given with escalating doses of micvotabart pelidotin with a starting dose of 3.6 mg/kg IV every 3 weeks. Upon clearance of the initial dose level of 3.6 mg/kg IV Q3W by the DESC, and depending on observed safety data, we may escalate to 4.4 mg/kg IV Q3W of micvotabart pelidotin with 200 mg IV of pembrolizumab, with a potential of dosing at 5.4 mg/kg IV Q3W of micvotabart pelidotin with 200 mg IV of pembrolizumab. We aim to select a dose of micvotabart pelidotin in combination with pembrolizumab by mid-year 2025, which will guide our discussion with the FDA about potential RP2D for further combination study.

Concurrently to the Part 1 dose escalation and assuming each dose clears the escalation step, the Phase 1/2 combination study will evaluate micvotabart pelidotin and pembrolizumab in patients with 1L and 2L+ R/M HNSCC. Patients will be enrolled for each dose in their respective backfill cohort upon clearance of the dose by the DESC. Pembrolizumab (standard dose at 200 mg IV) will be given with escalating doses of micvotabart pelidotin with a starting dose of 3.6 mg/kg IV every 3 weeks, followed by dose of 4.4 mg/kg IV Q3W, if DESC clears it and then a dose of 5.4 mg/kg IV Q3W, if DESC clears it. We anticipate having preliminary data on at least a subset of these R/M HNSCC patients in the second half of 2025. Timing of data availability from the full recruitment and dosing of R/M HNSCC patients is dependent on the timing of activation of additional clinical trial sites and patient enrollment. Further guidance on anticipated timing of the full preliminary data readout will be provided in 2025.

Assets and Programs Available for Partnership or Collaboration

In addition to micvotabart pelidotin, we have certain clinical programs, assets and preclinical programs that we have chosen to pause for the foreseeable future. The decision to pause these programs and assets allows us to refocus development efforts and resources towards the clinical development of micvotabart pelidotin. We are seeking partnership opportunities that maximize potential value for patients and for our shareholders.

PYX-106 is an investigational fully human IgG1 Siglec-15-targeting antibody designed to block Siglec-15 mediated suppression of T-cell proliferation and function. PYX-106 has high binding affinity to a unique epitope and high potency. By binding and blocking Siglec-15 activity on myeloid cells and tumors, our Siglec-15 targeting antibody is designed to enhance immune cell mediated tumor cell killing. We licensed worldwide rights other than in Greater China (mainland China, Hong Kong, Macau and Taiwan) to PYX-106 from Biosion. In December 2024, as a part of portfolio prioritization, PYX-106 was deprioritized to allocate resources toward advancing micvotabart pelidotin. At the time of deprioritization, the Phase 1 study of PYX-106, called PYX-106-101, was not complete. PYX-106-101 enrolled 45 patients with advanced solid tumors and PYX-106 was observed as generally safe and well-tolerated across all tested doses, ranging from 0.5 mg/kg – 22.5 mg/kg. At the time of deprioritization, MTD had not been established. As a result of portfolio prioritization, we decided to suspend further clinical investment in PYX-106 and not to open Part 2 dose expansion phase of the study.

Sotigalimab or PYX-107, acquired as part of the acquisition of Apexigen Inc. (Apexigen), is a CD40 agonist with demonstrated anti-cancer activity in patients with several cancer indications. PYX-107 has been evaluated in more than 500 patients in clinical trials and demonstrated strong activity, including rapid, deep and durable responses and a favorable tolerability profile, across multiple difficult-to-treat tumor types. In a Phase II trial, PYX-107 in combination with nivolumab has demonstrated strong activity in melanoma patients who are refractory to anti-PD-(L)1, with a 15.2% PR rate and a 30.3% stable disease rate along with a favorable tolerability profile. The FDA has granted Orphan Drug Designation for PYX-107 for the treatment of soft tissue sarcoma (STS), esophageal and gastroesophageal junction (EGJ) cancers and PDAC.

PYX-203, licensed from Pfizer, is an investigational ADC that targets and binds to the interleukin-3 receptor, also known as CD123, a rapidly internalizing target that is overexpressed in hematologic cancers by leukemic blasts and stem cells. After internalization, its highly potent cyclopropylpyrroloindoline (CPI) payload is enzymatically released and trafficked to the nucleus, where it crosslinks DNA. CPI is engineered for enhanced tolerability and may allow PYX-203 to reach a broader patient population. CPI is resistant to drug efflux pumps and could confer superior cancer-killing activity. The antibody is also engineered to have a modified Fc region to mitigate off-tumor toxicity.

PYX-102 is an investigational immune-therapeutic that targets killer cell lectin-like receptor subfamily G member 1 (KLRG1), an inhibitory receptor expressed on T cells and NK cells. Its ligands, E- and N-cadherin are expressed in numerous solid cancers. By blocking KLRG1 signaling, PYX-102 may relieve immune inhibition in these tumors while rescuing KLRG1-mediated suppression of human CD8+ T cells. PYX-102 has significant potential as a monotherapy and in combination treatment strategies.

APX601, acquired as part of the acquisition of Apexigen, is a TNFR2 antagonist antibody designed to reverse immune suppression in the TME and unleash immune-mediated tumor killing activity through a unique mechanism of action. APX601 may deplete and inactivate TNFR2-expressing Tregs, reverse myeloid-mediated T cell suppression and directly kill TNFR2-expressing tumor cells. In preclinical models, APX601 has demonstrated anti-tumor activity and may have applicability for the treatment of multiple tumor indications of unmet medical need. The IND-enabling work for APX601 had been completed prior to the acquisition of Apexigen.

Our Technology Platforms

We are capitalizing on years of industry innovation and advancement in ADC platforms to develop and design our product candidates. Our micvotabart pelidotin product candidate was built utilizing the FACT Platform, initially licensed from Pfizer in December 2020, before securing an exclusive license to the FACT Platform in October 2022. The FACT Platform leverages over a decade of investment by Pfizer in refining the technical components of ADCs to improve the clinical properties of ADCs. Using our expertise in site-specific antibody conjugation, we are developing next-generation ADCs with customized linker-payload combinations aimed at increasing stability and, consequently, a reduced off target side-effect profile potentially enhancing the Therapeutic Index (TI).

The acquisition of Apexigen enhanced our ADC capabilities with the addition of Apexigen’s antibody-discovery platform (APXiMAB) Platform, to use with our FACT Platform to support and potentially accelerate our existing ADC initiatives and our end-to-end capabilities to design and produce novel next-generation ADC candidates with improved potency, stability and tolerability.

The APXiMAB Platform was used to enable the discovery of multiple protein therapeutic product candidates against a variety of molecular targets, including targets that are difficult to generate antibodies with conventional antibody technologies. In addition to certain product candidates that we wholly own, several product candidates that were discovered through the use of the APXiMAB Platform are in clinical development by our licensees. The most advanced of these programs is Novartis’ Beovu® (brolucizumab-dbll) product, which received FDA approval in 2019 and is marketed in over 70 countries. Two other programs being developed by our licensees are in later-stage development; Simcere’s Phase 3 clinical trial of suvemcitug (BD0801) combined with chemotherapy in patients with recurrent, platinum-resistant epithelial ovarian, fallopian tube or primary peritoneal cancer, which met the primary endpoints of the Phase 3 trial in January 2024, and Mabwell’s Phase 3 clinical trial of 9MW0211 in wet age-related macular degeneration. Other than already approved programs (i.e. Novartis’ Beovu®) there is no guarantee that any of the other product candidates discovered using our APXiMAB Platform, whether developed by us or our licensees, will receive regulatory approval.

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

Our cold tumor target discovery database used RNA-seq transcriptome analysis of human tumor databases to identify potential novel targets involved in regulation of T cell function and/or infiltration leading to cold tumors. We have supplemented this database with additional resources which we continue to mine to identify additional novel targets for immunomodulation. These cold tumor targets are potentially dominant immune suppressors that are expressed across a variety of tumor associated cells, including immune cells, tumors cells, and stroma, offering the potential to uncover novel immuno-oncology (IO) mechanisms and additional novel targets for our ADC platform.

We have large opportunities to advance product candidates based on the target catalog, however, we have chosen not to conduct additional discovery efforts to refocus our development efforts and resources toward clinical development of micvotabart pelidotin.

Competition

The biotechnology and pharmaceutical industries, including the oncology subsector, are characterized by rapidly evolving technologies, intense competition, and strong defense of intellectual property and proprietary technologies. Any product candidate that we successfully commercialize may be competitive with currently marketed therapies and any new therapies commercialized in the future. While we believe our technology, drug development expertise, leadership team and strong scientific understanding of cancer targets and biology provides us with certain competitive advantages, we face potential competition from many sources, including major pharmaceutical companies, biotechnology companies, academic institutions, and other public and private research institutions.

Many companies are active across various stages of development in the oncology subsector and are marketing and developing products that employ similar ADC approach. As of February 2025, there were approximately 650 ADCs in clinical or preclinical development worldwide, of which the vast majority are being developed for the treatment of various cancer indications. Multiple companies are also involved in the development of ADCs, including, but not limited to, AbbVie Inc., Abcure, Inc., ADC Therapeutics SA, Alligator Bioscience AB, Astellas Pharma, Inc., AstraZeneca plc, Celldex Therapeutics, Inc., Daiichi Sankyo Company, Ltd., Eucure Biopharma, a subsidiary of Biocytogen, Genentech, Inc., Gilead Sciences, Inc, GlaxoSmithKline, plc, Lyvgen Biopharma, Nextcure, Inc., Pfizer Inc., Philogen S.p.A., Merck Sharpe and Dohme (MSD) and Rakuten Medical, Inc.

We may also face competition from alternative therapeutic modalities, such as cell therapies, bispecific antibodies, vaccine, radiopharmaceuticals and small molecules that are being developed for the same cancer types that we are targeting with our pipeline candidate. These approaches could achieve regulatory approval before our product candidate or prove to be more effective, safer, or convey other advantages over any products resulting from our technology. They could potentially result in shifts in the treatment paradigms eroding or reducing the addressable market available to our product candidate.

We could also face competition with respect to specific targets, including the target of our ADC, micvotabart pelidotin, EDB+FN, by Philogen S.p.A., a Swiss based Biotechnology company, focused on generating antibody-cytokine fusions (immunocytokines) against cancers, using the L19 antibody specific to the EDB domain of Fibronectin fused to TNF, a potent inflammatory cytokine, which could pursue similar indications targeting EDB and stand out as the first non-ADC therapy pursuing EDB+FN.

There are other emerging agents in our lead indication of HNSCC. Merus’s EGFR and LGR5 targeting biclonic, petosemtamab, and Bicara’s EGFR/TGF-beta targeting bifunctional, ficerafusp alfa (BCA101), are notable competitors that are targeting HNSCC patient populations of interest to micvotabart pelidotin and pose a potentially significant threat to our clinical development strategy.

Other competitors may also include agents targeting specific segments such as HPV+ HNSCC, namely Hookipa’s and PDS Biotech’s vaccines and agents such as Nanobiotix’s radioenhancer that may be used earlier in the treatment sequence such as localized or locally advanced settings. MSD’s anti-PD1 agent, pembrolizumab (Keytruda) has also received a Priority Review from the FDA for use in the perioperative setting in HNSCC based off the Keynote-689 trial, which would encourage use of IO in the adjuvant and neo-adjuvant setting.

Furthermore, ADCs such as Gilead’s TROP-2 ADC, sacituzumab govitecan, Pfizer’s Nectin-4 targeting ADC, enfortamab vedotin and AZ’s AZD9592, a dual targeting ADC against EGFR and cMET are in clinical development in HNSCC and have shown preliminary clinical efficacy in early stage trials. Enfortamab vedotin is currently pursuing a 1L HNSCC trial in combination with pembrolizumab thus adding to the crowded landscape of combo studies in the frontline setting. Additional competition may arise from other combination regimens being evaluated including but not limited to ficlatuzumab + cetuximab (2L), ivonescimab + ligufalimab (1L, CPS>1%) and LN-145 + pembrolizumab (1L), Additionally, there is a wide array of activity in the development of immunotherapies for oncology which may be competitive with our preclinical discovery programs. Furthermore, if our product candidate is approved in oncology indications such as lung, hematological and other cancers, they may compete with existing approaches to treating cancer including surgery, radiation, and drug therapy, including conventional chemotherapy, biological products, and targeted drug small molecule therapies.

Our competitors may possess greater scientific, research and development capabilities, as well as greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do. These competitors may compete with us on the basis of establishing clinical trial sites and patient registration, recruiting and retaining qualified scientific and management personnel, and acquiring new technologies that may be complementary to, or necessary for, our programs. If we achieve regulatory approval, commercial opportunity for our product candidate may be dependent on the ability of our competitors to develop new products that may be more effective, safer, or less expensive than any products that we may develop. Our competitors may succeed in developing competing products before we do, obtaining marketing approval for products and gaining acceptance for such products in the same markets that we are targeting. Smaller or earlier-stage companies that seek collaborative arrangements with large and established companies, may prove to be significant competitors. In addition, our ability to compete may be affected by the availability of reimbursement from government and other third party payors. Competitive factors affecting the success of our programs, if approved, will likely be based on their safety and effectiveness, the timing and scope of marketing approvals, the availability and cost of supply, the depth of marketing and sales capabilities, and reimbursement coverage, among other considerations.

Chemistry, Manufacturing and Controls

We believe the manufacturing of our ADCs and monoclonal antibodies requires considerable expertise, know-how, and resources. We do not own or operate and currently have no plans to establish any Current Good Manufacturing Practice (cGMP) compliant manufacturing facilities. We currently rely, and expect to continue to rely, on external contract development manufacturing organization (CDMOs) for the manufacture of our product candidate to support non-clinical and clinical testing, as well as for commercial manufacture if our product candidate receives marketing approval. Furthermore, the raw materials and intermediates for our product candidate may be sourced, in some cases, from a single-source supplier. As part of the manufacture and design process for our product candidate, we rely on internal scientific and manufacturing know-how and trade secrets and the know-how and trade secrets of third party manufacturers. We believe that this strategy allows us to maintain a more efficient and flexible infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of our current product candidate. We maintain agreements with our CDMOs that include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidate. We have personnel with significant technical, manufacturing, analytical, quality, including cGMP and project management experience to oversee our CDMOs and to manage manufacturing and quality data and information for regulatory compliance purposes.

Commercialization Plans

If our product candidate achieves FDA approval, we intend to retain full commercialization rights for our product candidate, including those obtained through exclusive collaboration agreements. We currently have no sales, marketing, or commercial product distribution capabilities. We intend to build our own specialized sales and marketing organization over time to support the commercialization of any approved product candidate. We may also pursue collaboration, co-promotion, distribution and/or other marketing arrangements with one or more third parties to commercialize our product candidate in markets the United States, and potentially other regions. We may also pursue these arrangements for situations in which a larger sales and marketing organization is necessary to realize the full commercial value of any approved wholly owned or collaboration product candidate.

Licensing and Collaboration Agreements

The University of Chicago Agreement

In April 2020, we entered into a license agreement (the University License Agreement) with the University of Chicago (the University) to obtain an exclusive license under certain patents resulting from research performed, in-part, by our scientific founder, Dr. Thomas Gajewski, as well as a non-exclusive license to certain know-how and materials. Under the terms of the license, we have the exclusive global right to develop and commercialize products that are covered by a valid claim of a licensed patent, incorporate or use the licensed know-how and materials or are known to assess, modulate or utilize the activity of certain specified biological targets.

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

Pfizer Inc. Agreement

In December 2020, we entered into a license agreement (as amended, the Pfizer License Agreement) with Pfizer Inc. (Pfizer) for worldwide development and commercialization rights to two of Pfizer’s proprietary ADC product candidates (now referred to as micvotabart pelidotin and PYX-203), as well as other ADC product candidates directed to the licensed targets. The initial exclusively licensed targets are Extradomain-B Fibronectin (EDB+FN) and CD123 and we have the option to expand the scope of our license to add other licensed targets. Pfizer also granted us a non-exclusive license to use Pfizer’s FACT Platform technology to develop and commercialize the licensed ADCs. In March 2021, we entered into an amendment to the Pfizer License Agreement to include additional know-how within the scope of our license. The Pfizer License Agreement, as amended, became effective for us in March 2021. Pursuant to the Pfizer License Agreement, we paid a combined $25.0 million for the license fee, consisting of an upfront fee of $5.0 million and issued 12,152,145 shares of Series B convertible preferred stock, which was converted into 1,911,015 shares of our common stock upon our initial public offering (IPO) in October 2021, with a value of $20.0 million to Pfizer.

On October 6, 2022, we entered into an amended and restated license agreement (the A&R License Agreement) with Pfizer, which amends and restates the Pfizer License Agreement. Pursuant to the A&R License Agreement, Pfizer granted us exclusive worldwide rights under Pfizer’s FACT Platform technology to develop and commercialize ADC product candidates directed to certain licensed targets, including micvotabart pelidotin and PYX-203, and products containing the ADC product candidates. Additional ADC targets may be licensed for a nominal upfront payment and milestones. In accordance with the terms of the A&R License Agreement, we issued 2,229,654 shares of common stock to Pfizer in October 2022, paid $8.0 million to Pfizer in January 2023 and issued 1,811,594 shares of common stock to Pfizer in March 2023.

We are also obligated to pay future contingent payments, including development, regulatory, and commercial milestone up to an aggregate of $665 million for the first four licensed ADCs. In addition, we are required to pay future contingent payments including development, regulatory and commercial milestones for ADCs to each additional licensed target beyond the first four licensed ADC targets developed and commercialized via the FACT Platform. Additionally, if ADC licensed products are launched, we will pay Pfizer tiered royalties on net sales of licensed products in varying royalty rates ranging from low single digits to mid-teens. Our royalty obligations apply on a licensed product-by-licensed product and country-by-country basis from first commercial sale until the latest to occur of: (1) 12 years from first commercial sale; (2) the expiration of all regulatory or data exclusivity; and (3) the expiration of the last valid claim of a licensed patent covering the licensed product in a country. We are also obligated to pay Pfizer a percentage of certain sublicensing revenue ranging from low-double digits to twenty percent based on the stage of development of the licensed product at the time of entering into the applicable sublicense.

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

License Agreement with Biosion USA, Inc.

On March 28, 2022, we entered into a license agreement (the Biosion License Agreement) with Biosion USA, Inc. (Biosion) pursuant to which we obtained an exclusive, worldwide (other than Greater China (mainland China, Hong Kong, Macau and Taiwan)), license for development, manufacturing and commercialization rights for BSI-060T, a Siglec-15 targeting antibody, an IO product candidate (now referred to as PYX-106), and products containing the licensed compound. Under the terms of the Biosion License Agreement, each party granted to the other party a right of first offer to obtain an exclusive license in the other party’s territory (Greater China for Biosion and the rest of the world for us) to develop, manufacture and commercialize any bi-specific or multi-specific antibody any antibody-drug conjugate controlled by a party or its affiliate that inhibits, modulates or binds to Siglec-15 as an intended mechanism of action.

Pursuant to the Biosion License Agreement, we paid an upfront fee of $10.0 million and are obligated to pay future contingent payments including development, regulatory and commercial milestones up to an aggregate of $217.5 million in case of normal approval and $222.5 million in case of Accelerated Approval. Additionally, if products are launched, we will pay Biosion tiered royalties on net sales of licensed products in varying royalty rates ranging from low single digits to low teens. Our royalty obligations apply on a licensed product-by-licensed product and country-by-country basis from first commercial sale until the latest to occur of: (1) 12 years from first commercial sale; (2) the expiration of all regulatory or data exclusivity; and (3) the expiration of the last valid claim of a licensed patent covering the licensed product in a country. We are also obligated to pay Biosion a percentage of certain sublicensing revenue ranging from low-double to mid-double digits based on the stage of development of the licensed product at the time of entering into the applicable sublicense.

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

Out-License Relationships

In August 2023, we completed the acquisition of Apexigen contemplated by the Merger Agreement, with Apexigen surviving as a wholly owned subsidiary of the Company. Upon the Merger Agreement, we assumed all out-licensing agreements of Apexigen. The assumed agreements consist of licenses with several biopharmaceutical companies that are developing product candidates that were discovered using our APXiMAB platform, which has been important to prosecuting the full value of our platform. We believe the licenses for the programs for the development of product candidates we have generate and demonstrate the productivity and utility of our platforms and position us to receive meaningful milestone and royalty payments if those product candidates are approved and successfully commercialized.

Described below are the out-license relationships and the related agreements under which we may receive milestone or royalty payments.

Simcere License and Collaboration Agreement

In December 2008, Epitomics (Apexigen’s predecessor) and Jiangsu Simcere Pharmaceutical R&D Co., Ltd. (Simcere) entered into a license and collaboration agreement (the Simcere Agreement) for the development and commercialization of suvemcitug (BD0801) for oncology in China. Suvemcitug is a humanized anti-VEGF monoclonal antibody molecule derived from APXiMAB technology. Simcere is responsible for conducting the development and commercialization of suvemcitug in China at its cost. Under the terms of the Simcere Agreement, Apexigen had, and now we have, reserved the right to develop and commercialize suvemcitug outside of China at our discretion. If we develop and commercialize suvemcitug outside of China, we will share with Simcere costs incurred and revenue earned outside of China. Under the Simcere Agreement, Simcere has an exclusive, royalty-bearing license (without the right to sublicense) to Apexigen's rights in certain intellectual property to develop and commercialize suvemcitug in the field of oncology therapeutics in China.

Simcere granted Apexigen a non-exclusive, royalty-free, worldwide license (without the right to sublicense) to improvements derived from suvemcitug using the intellectual property licensed to Simcere for any purpose outside of China and for purposes outside of oncology therapeutics in China. Intellectual property created in the collaboration program with Simcere is jointly owned by Apexigen and Simcere. Simcere is obligated to pay milestone payments for achievement of certain clinical development milestones and low to high single digit percentage royalties on net sales of suvemcitug in China until 15 years after the first commercial sale of suvemcitug. If we choose to commercialize suvemcitug outside of China, we will share with Simcere a mid-double-digit percentage of costs and revenue arising from the development and commercialization of suvemcitug outside of China. Unless terminated earlier, the Simcere Agreement continues until 15 years after the first commercial sale of suvemcitug. Either party may terminate the Simcere Agreement for the other party’s uncured material breach. Simcere may terminate the Simcere Agreement upon a decision by an appellate court in China that suvemcitug infringes a third party patent and such dispute cannot be resolved by settlement, licensing or other alternatives.

In January 2024, Simcere announced that the Phase 3 clinical trial of Suvemcitug for injection combined with chemotherapy in patients with recurrent, platinum-resistant epithelial ovarian, fallopian tube or primary peritoneal cancer met its primary endpoints of the progression-free survival. In March 2024, Simcere announced the New Drug Application (NDA) for Suvemcitug for injection was accepted by the China National Medical Products Administration (NMPA).

T-Mab/Mabwell Agreement

In May 2008, Epitomics and Jiangsu T-Mab Biotechnology Ltd., Co. (T-Mab) entered into a license, co-development and contract manufacture agreement (the T-Mab Agreement) for the development and commercialization of therapeutic candidates in two therapeutic programs, each directed to a specified target for specified fields, including VEGF for the treatment of ocular diseases, in China. Mabwell (Shanghai) Bioscience Co., Ltd. (Mabwell) acquired T-Mab in 2015. Mabwell is responsible for conducting the development and commercialization of the therapeutic candidates in China. We may, at our discretion, develop and commercialize such therapeutic candidates outside of China; however, we must pay Mabwell a royalty on sales of such therapeutic candidates made outside of China if we do so.

Under the T-Mab Agreement, Mabwell was granted an exclusive, royalty-bearing, perpetual license (without the right to sublicense) to its rights in certain intellectual property that it licensed from Epitomics to develop and commercialize such therapeutic candidates. Mabwell is obligated to pay us a mid-single-digit percentage royalty on net sales of such therapeutic candidates in China. If we choose to commercialize such therapeutic candidates outside of China, we would be obligated to pay Mabwell a mid-single-digit percentage royalty on net sales of such therapeutic candidates outside of China that we sell directly to end users and a mid-single-digit percentage of revenue we receive as sublicense fees, milestone payments and royalties related to the sale of such therapeutic candidate. Each party’s obligations to pay royalties to the other party continue until 15 years after the first commercial sale of licensed product in each party’s respective territory. The term of the T-Mab Agreement expired in May 2013; however, Mabwell’s royalty payment obligations under the agreement survive expiration. The royalty term for 9MW0211, an anti-VEGF antibody licensed under the T-Mab Agreement, will begin with the first commercial sale in China and end after a low two-digit number of years.

Mabwell is currently in Phase 3 development of 9MW0211.

Toray Sublicense Agreement

In May 2012, Apexigen and Toray Industries, Inc. (Toray), entered into a non-exclusive sublicense agreement (the Toray Agreement) under which Apexigen granted Toray a non-exclusive, worldwide sublicense, with the right to grant further sublicenses, to develop and commercialize drug product candidates that Toray developed using antibodies created using the APXiMAB platform that target certain molecules to use in the development of its drug product candidates. Under the Toray Agreement, Toray paid an upfront fee and agreed to pay certain development- and regulatory-related milestone payments and a low single-digit percentage royalty on net sales of licensed products by Toray or its affiliates. Toray is also obligated to pay us a mid-teens percentage of certain payments Toray receives from sublicensees under the Toray Agreement, which payments may limit Toray’s obligations to pay the milestone payments described above. Subject to certain termination rights, including Toray’s right to terminate the agreement for convenience upon 60 days’ prior written notice, the Toray Agreement continues on a product-by-product and country-by-country basis until 10 years after the first commercial sale of such product in such country. Upon expiration or early termination of the agreement, Toray’s sublicense and any further sublicenses granted by Toray will automatically terminate.

Toray is currently in Phase 2 development of TRK-950, an antibody licensed under the Toray Agreement.

Intellectual Property

Our intellectual property is critical to our business, and we strive to protect it, including by obtaining and maintaining patent protection in the U.S. and internationally for our product candidates, new therapeutic approaches, platform technologies, potential methods of use in our indications of interest and other inventions that are important to our business. We also rely on trade secrets and proprietary know-how to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

Our patent portfolio includes patents and patent applications that are exclusively licensed from the University of Chicago, Pfizer and Biosion, and patents and patent applications that are wholly owned by us. Our patent portfolio includes patents and patent applications that cover our product candidates micvotabart pelidotin (formerly PYX-201), PYX-203, PYX-106, PYX-107 and PYX-102, and the use of these candidates for therapeutic purposes in certain territories. Our proprietary technology has been developed primarily through internal development efforts and relationships with academic institutions, Pfizer, Biosion and contract research organizations.

For our product candidates, we will, in general, initially pursue patent protection covering compositions of matter and methods of use. Throughout the development of our product candidates, we seek to identify additional means of obtaining patent protection that would potentially enhance commercial success, including through additional methods of use for particular indications, process of making, formulation and dosing regimen-related claims.

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

We recognize that the ability to obtain patent protection and the degree of such protection depends on a number of factors, including the extent of the prior art, the novelty and non-obviousness of the invention, and the ability to satisfy the enablement requirement of the patent laws. The patent positions of immuno-oncology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted or further altered even after patent issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our current or future product candidates or for our platform technologies. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

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

In total, our patent portfolio, including patents licensed from the University of Chicago, Pfizer and Biosion, and patents owned by us, comprises 33 different patent families, filed in various jurisdictions worldwide, including families directed to compositions of matter for antibodies and antibody-drug conjugates, families directed towards the compositions, manufacture, and use, of antibodies and antibody-drug conjugates generally, families directed towards methods of identifying patients for treatment with compositions of antibodies and antibody-drug conjugates and subsequently treating said patients, and families directed to methods of treating cancer and identifying potential targets.

Micvotabart Pelidotin (formerly PYX-201) Patent Families, Status, and Potential Expiration

Micvotabart pelidotin is covered by a growing portfolio of patent families, some of which are in-licensed from Pfizer and some of which we have sole ownership of.

Details, status, and potential expiration dates of micvotabart pelidotin patent families are summarized below:

Micvotabart Pelidotin Antibody-Drug Conjugate Composition of Matter (Drug Product) Patent Coverage

Micvotabart Pelidotin Related Patent Families – Constructs, Methods, and Components

Micvotabart Pelidotin Anti-EDB+FN Antibody-Drug Conjugate Composition of Matter and Methods of Using the Same. We have exclusively licensed from Pfizer a patent family for antibodies and antibody-drug conjugates that bind to the extra domain B splice variant of fibronectin, including the composition of matter for micvotabart pelidotin and methods of using micvotabart pelidotin in treating certain cancer including NSCLC, colorectal cancer, PDAC and generic breast cancer, that includes granted patents in Australia, Austria, Belgium, Bulgaria, China, Croatia, Czech Republic, Denmark, Estonia, Finland, France, Germany, Great Britian, Greece, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Latvia, Lithuania, Mexico, Netherlands, Norway, Poland, Portugal, Romania, Russia, Serbia, Slovak Republic, Slovenia, South Korea, Spain, Sweden, Switzerland, Turkey, and the United States, and pending applications in Australia, Brazil, Canada, China, European Patent Organization (Europe), Hong Kong, Israel, Japan, Mexico, Singapore, South Africa, and the United States. The 20-year term of the patents in this family runs through 2037, absent any available patent term adjustments or extensions.

Methods of using Micvotabart Pelidotin - Constructs and Compositions for Treating EDB+FN Expressing Disease and Disorders in Certain Cancer Indications. We have sole ownership of a patent family for constructs, compositions, and methods of treating EDB+FN expressing diseases and disorders, including but not limited to HNSCC, sarcoma, TNBC, HR+ breast cancer, ovarian cancer, and thyroid cancer, with micvotabart pelidotin and similar constructs, that includes provisional patent applications filed in the United States. The 20-year term of this patent family runs through 2045, absent any available patent term adjustments or extensions.

Dosage and Treatment Regimens of Micvotabart Pelidotin. We have sole ownership of a patent family for dosage and treatment regimens of micvotabart pelidotin and similar constructs, that includes a provisional patent application filed in the United States. The 20-year term of this patent family runs through 2045, absent any available patent term adjustments or extensions.

Cytotoxic Peptides and Antibody-Drug Conjugates Thereof. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture related to the FACT Platform, directed toward cytotoxic pentapeptides, including the auristatin 0101 (Aur0101) payload and MC-VC-PABC-Aur0101 linker-payload (vc0101, pelidotin) found in micvotabart pelidotin, and to antibody-drug conjugates thereof, that includes granted patents in Argentina, Australia, Austria, Belgium, Brazil, Bulgaria, Canada, China, Colombia, Czech Republic, Denmark, Finland, France, Germany, Great Britain, Greece, Hong Kong, Hungary, Iceland, Indonesia, Ireland, Israel, Italy, Japan, Luxembourg, Malaysia, Mexico, Netherlands, New Zealand, Norway, Peru, Philippines, Poland, Portugal, Romania, Russia, Saudi Arabia, Singapore, Slovak Republic, Slovenia, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Turkey, and the United States, and pending applications in India, and Venezuela. The 20-year term of the patents in this family runs through 2032, absent any available patent term adjustments or extensions.

Antibodies and Antibody Fragments for Site-Specific Conjugation. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture related to the FACT Platform, directed toward polypeptides, antibodies, and antigen-binding fragments thereof, that comprise a engineered cysteine for site-specific conjugation, including the K290C engineered cysteine found in micvotabart pelidotin, that includes granted patents in Australia, China, Colombia, Hong Kong, India, Israel, Japan, Malaysia, Mexico, Russia, Saudi Arabia, South Africa, South Korea, and Taiwan, and pending applications in Canada, Europe, Indonesia, Peru, Philippines, Singapore, and Venezuela. The 20-year term of the patents in this family runs through 2036, absent any available patent term adjustments or extensions.

Engineered Antibody Constant Regions for Site-Specific Conjugation and Methods and Uses Therefor. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture related to the FACT Platform, directed toward antibodies, and antigen-binding portions thereof, engineered to introduce amino acids for site-specific conjugation, including the kK183C engineered cysteine found in micvotabart pelidotin, that includes granted patents in Canada, France, Germany, Great Britain, Ireland, Italy, Japan, Spain, and the United States, and pending applications in Canada, Europe and Japan. The 20-year term of the patents in this family runs through 2032, absent any available patent term adjustments or extensions.

Composition of Matter Patents for Additional Assets (excluding micvotabart pelidotin)

PYX-203 Anti-CD123 Antibody-Drug Conjugate. We have exclusively licensed from Pfizer a patent family for antibodies and antibody-drug conjugates that specifically bind to CD123, that includes granted patents in Canada, China, Colombia, India, Indonesia, Israel, Japan, Russia, South Korea, Taiwan, and the United States, and pending applications in Australia, Brazil, Canada, China, Europe, Hong Kong, Japan, Mexico, New Zealand, Philippines, Singapore, South Africa, and the United States, that claim the composition of matter and certain methods of use with respect to PYX-203. The 20-year term of the patents in this family runs through 2038, absent any available patent term adjustments or extensions.

PYX-106 Anti-Siglec-15 Antibody. We have exclusively licensed from Biosion USA, Inc. a patent family for monoclonal antibodies that specifically bind human Siglec15, including PYX-106, that includes granted patents in Australia, China, Israel, Japan, New Zealand, South Korea, and the United States, and pending applications in Australia, Brazil, Canada, Egypt, Europe, Hong Kong, India, Indonesia, Japan, Malaysia, Mexico, New Zealand, Philippines, Russia, Saudi Arabia, Singapore, South Africa, United Arab Emirates, and the United States. The 20-year term of the patents in this family runs through 2041, absent any available patent term adjustments or extensions.

PYX-107A/B “Sotigalimab” CD40 Agonist Antibodies. Through our acquisition of Apexigen, Inc. we have acquired sole ownership of two patent families for high affinity CD40 agonist monoclonal antibodies and related compositions, including PYX-107 (also known as sotigalimab) which may be used in any of a variety of therapeutic methods for the treatment of cancer and other diseases. The first patent family includes granted patents in Australia, Belgium, Brazil, Canada, China, France, Germany, Great Britain, Hong Kong, India, Italy, Japan, Mexico, New Zealand, Russia, Singapore, South Africa, South Korea, Spain, Switzerland, and the United States, with pending applications in Europe, Israel, and the United States. The 20-year term of this first patent family runs through 2032, absent any available patent term adjustments or extensions. The second patent family includes granted patents in Australia, Belgium, China, Denmark, France, Germany, Great Britain, Hong Kong, India, Ireland, Italy, Japan, Luxembourg, Macau, Mexico, Monaco, Netherlands, New Zealand, Norway, South Africa, South Korea, Spain, Sweden, Switzerland, and the United States, with pending applications in Canada, Europe, Japan and the United States. The 20-year term of this second patent family runs through 2033, absent any available patent term adjustments or extension.

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

PYX-102 Anti-KLRG1 Antibody. We have sole ownership of a patent family for monoclonal antibodies that specifically bind human KLRG1, that includes a pending international Patent Cooperation Treaty patent application. The 20-year term of this patent family runs through 2044, absent any available patent term adjustments or extensions.

Certain Methods Patents Related to Compositions of Matter

PYX-107D Methods of Treating Cancer with CD-40 Agonists. Through our acquisition of Apexigen we have acquired sole ownership of a patent family for methods of identifying a sub-population of cancer patients amenable for a combination therapy with a CD40 agonist and one or more chemotherapy drugs and subsequently treating the sub-population of cancer patients with said combination therapy, that includes pending patent applications in Canada, China, Europe, Japan, and the United States. The 20-year term of the patents in this family runs through 2042, absent any available patent term adjustments or extensions.

PYX-107F Biomarkers for CD40 Agonist Therapy. Through our acquisition of Apexigen we have acquired sole ownership of a patent family for biomarkers and other characteristics for predicting tumor responsiveness to CD40 agonist therapy in melanomas, and related kits, compositions, and methods of treating said melanomas, including PD-(L)1 refractory melanomas, that includes pending applications in Europe and the United States. The 20-year term of the patents in this family runs through 2042, absent any available patent term adjustments or extensions.

PYX-002 Site Specific Ligand-Payload Conjugates. We have sole ownership of a patent family for ligand-payload conjugates, and compositions and use thereof for treating diseases, disorders, or conditions, such as cancers, autoimmune diseases, or infectious diseases, that includes pending applications in Europe and the United States. The 20-year term of the patents in this family runs through 2043, absent any available patent term adjustments or extensions.

Antibody-Drug Candidate Patent Rights

Spliceostatin analogs. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture useful in antibody-drug conjugates generally, directed toward novel cytotoxic spliceostatin analogs and derivatives, that includes granted patents in Australia, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Great Britain, Hong Kong, India, Ireland, Israel, Italy, Japan, Mexico, Netherlands, Russia, South Korea, Spain, Sweden, Turkey, and the United States, and no pending applications. The 20-year term of the patents in this family runs through 2033, absent any available patent term adjustments or extensions.

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

Heteroaryl Sulfone-based Conjugation Handles, Methods for Their Preparation, and Their Use in Synthesizing Antibody-Drug Conjugates. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture useful in antibody-drug conjugates generally, directed toward heteroaryl sulfone-based conjugation handles for use in synthesizing antibody-drug conjugates, that includes granted patents in Canada, Japan, and the United States, and pending applications in Europe and Japan. The 20-year term of the patents in this family runs through 2037, absent any available patent term adjustments or extensions.

Purification of Antibody-Drug Conjugates Using a Sodium Phosphate Gradient. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture useful in antibody-drug conjugates generally, directed toward methods of removing high molecular weight species, in particular aggregates, from antibody-drug conjugate preparations, by contacting preparations of the antibody-drug conjugate reaction mixture with a hydroxyapatite resin and selectively eluting the antibody-drug conjugate from the resin using a gradient comprising sodium phosphate, that includes granted patents in France, Germany, Great Britain, Ireland, Italy, Spain, and the United States, and a pending application in the United States. The 20-year term of the patents in this family runs through 2036, absent any available patent term adjustments or extensions.

Bifunctional Cytotoxic Agents Containing the CTI Pharmacophore. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture useful in antibody-drug conjugates generally, directed toward bifunctional CTI-CTI and CBI-CTI dimers that can function as stand-alone drugs, payloads in antibody-drug conjugates, and linker-payload compounds useful in connection with the production or administration of such antibody-drug conjugates, that includes granted patents in Australia, Belgium, Canada, China, Denmark, Finland, France, Germany, Great Britian, Hong Kong, India, Ireland, Israel, Italy,

Japan, Mexico, Netherlands, Norway, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Taiwan, Turkey, and the United States, and a pending application in Brazil. The 20-year term of the patents in this family runs through 2036, absent any available patent term adjustments or extensions.

Calicheamicin Derivatives and Antibody-Drug Conjugates Thereof. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture useful in antibody-drug conjugates generally, directed toward calicheamicin derivatives useful as payloads in antibody drug-conjugates, that includes granted patents in Canada, Japan, and the United States, and pending applications in the U.S. and Europe. The 20-year term of the patents in this family runs through 2038, absent any available patent term adjustments or extensions.

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

Platform Patent Rights

Engineered Polypeptide Conjugates Using Transglutaminase. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture related to the FACT Platform, directed toward engineered polypeptide conjugates comprising specific acyl donor glutamine-containing tags and amine donor agents, that includes granted patents in Canada, France, Germany, Great Britain, Ireland, Italy, Japan, Spain, and the United States, and a pending application in the United States. The 20-year term of the patents in this family runs through 2034, absent any available patent term adjustments or extensions.

Stability-Modulating Linkers for Use with Antibody-Drug Conjugates. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture related to the FACT Platform, directed toward stability-modulating linker components used to make these stability-modulated antibody-drug conjugates, that includes granted patents in Australia, Austria, Belgium, Brazil, Canada, China, Denmark, France, Germany, Great Britain, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Mexico, Netherlands, Poland, Russia, South Korea, Spain, Sweden, Switzerland, Turkey, and the United States, and pending applications in Mexico and the United States. The 20-year term of the patents in this family runs through 2035, absent any available patent term adjustments or extensions.

Synergistic Auristatin Combinations. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture related to the FACT Platform, directed toward combinations of an auristatin or an auristatin-based antibody-drug conjugate with second active agents including PI3K/mTOR inhibitors, MEK inhibitors, taxanes, or other anti-cancer agents, that includes granted patents in the United States and Japan, and pending applications in Canada and Europe. The 20-year term of the patents in this family runs through 2035, absent any available patent term adjustments or extensions.

Capped and Uncapped Antibody Cysteines, and Their Use in Antibody-Drug Conjugation. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture related to the FACT Platform, directed toward antibody production process in which engineered unpaired cysteine residues are post-translationally modified and capped with particular chemical entities, which capped antibodies are well suited to further site-specific conjugation steps to form antibody-drug conjugates, that includes granted patents in Australia, Austria, Belgium, Brazil, China, Denmark, France, Germany, Great Britain, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Mexico, Netherlands, Poland, Russia, South Korea, Spain, Sweden, Switzerland, Turkey, and the United States, and pending applications in Canada, Europe, Russia, and the United States. The 20-year term of the patents in this family runs through 2036, absent any available patent term adjustments or extensions.

Large Scale Production Process for Capped and Un-capped Antibody Cysteines and Their Use in Therapeutic Protein Conjugation. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture related to the FACT Platform, directed toward optimizing production of selectively capped, and uncapped, cysteines on antibodies by manipulation of cell growth conditions, that includes granted patents in Japan, South Korea, and the United States, and no pending applications. The 20-year term of the patents in this family runs through 2038, absent any available patent term adjustments or extensions.

Bifunctional Cytotoxic Agents. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture related to the FACT Platform, directed toward cytotoxic dimers comprising CBI-based and/or CPI-based sub-units, and antibody-drug conjugates comprising such dimers, that includes granted patents in Australia, Austria, Belgium, Brazil, Bulgaria, Canada, China, Colombia, Czech Republic, Denmark, Finland, France, Germany, Great Britain, Greece, Hong Kong, Hungary, Iceland, India, Indonesia, Ireland, Israel, Italy, Japan, Luxembourg, Malaysia, Mexico, Netherlands, New Zealand, Norway, Peru, Philippines, Poland, Portugal, Romania, Russia, Saudi Arabia, Singapore, Slovak Republic, Slovenia, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Turkey, the United States and Venezuela, and a pending application in Argentina. The 20-year term of the patents in this family runs through 2035, absent any available patent term adjustments or extensions.

Engineered Polypeptide Conjugates and Methods for Making Thereof Using Transglutaminase. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture related to the FACT Platform, directed toward engineered polypeptide conjugates comprising acyl donor glutamine-containing tags and amine donor agents, that includes granted patents in Canada, Japan, and the United States, and a pending application in Europe. The 20-year term of the patents in this family runs through 2031, absent any available patent term adjustments or extensions.

Antibody-Drug Conjugates with High Drug Loading. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture related to the FACT Platform, directed toward transglutaminase-mediated antibody-drug conjugates with high anti-body-drug ratio, that includes granted patents in Australia, Austria, Belgium, Brazil, Bulgaria, Canada, China, Czech Republic, Denmark, Finland, France, Germany, Great Britain, Greece, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Luxembourg, Mexico, Netherlands, Poland, Portugal, Romania, Russia, Slovak Republic, Slovenia, South Korea, Spain, Sweden, Switzerland, Turkey, and the United States, and a pending application in South Korea. The 20-year term of the patents in this family runs through 2035, absent any available patent term adjustments or extensions.

Methods in Immuno-Oncology

Methods and Compositions Related to T-Cell Activity. We have exclusively licensed from the University of Chicago a patent family for methods for treating patients with immunotherapy based on the identification of the patient as having non-anergic T cells after measuring expression levels of various genes that includes granted patents in France, Germany, Great Britian, Italy, Spain, and the United States, and a pending application in the United States. The 20-year term for patents in this family runs through 2034, absent any available patent term adjustments or extensions.

Beta-catenin Inhibitors in Cancer Immunotherapy. We have exclusively licensed from the University of Chicago a patent family for methods for treating solid tumor cancers that includes two granted patents in the United States, and no pending applications. The 20-year term for patents in this family runs through 2036, absent any available patent term adjustments or extensions.

Dysfunctional Antigen-specific CD8+ T Cells in the Tumor Microenvironment. We have exclusively licensed from the University of Chicago a patent family for methods of treating cancer comprising administering an agent that specifically targets dysfunctional tumor antigen-specific CD8+T cells that includes pending applications in Canada, and Europe, and a granted patent in the United States. The 20-year term for patents in this family runs through 2038, absent any available patent term adjustments or extensions.

Patent Term and Term Extensions

Individual patents have terms for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications filed in the United States, and most countries around the world, are granted a term of 20 years from the earliest effective filing date of a non-provisional patent application. In addition, in certain instances, the term of a U.S. patent can be extended to recapture a portion of the United States Patent and Trademark Office (USPTO) delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years, and is typically less, and the restoration period cannot extend the patent term beyond 14 years from FDA approval. In addition, only one patent applicable to an approved drug is eligible for the extension, and only those claims covering the approved drug, a method for using it, or a method of manufacturing may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. We will, in general, pursue available patent term extensions in the U.S. and in foreign jurisdictions that provide for patent term extensions, however, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions. All taxes, annuities or maintenance fees for a patent, as required by the USPTO and various foreign jurisdictions, must be timely paid in order for the patent to remain in force during this period of time.

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

Trademarks and Know-How

In connection with the ongoing development and advancement of our product candidate in the United States and various international jurisdictions, we seek to create protection for our marks and enhance their value by pursuing trademarks where available and when appropriate. In addition to patent and trademark protection, we rely upon trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees and consultants and invention assignment agreements with our employees and selected consultants. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and our trade secrets and other proprietary information may be disclosed. We may not have adequate remedies for any breach and could lose our trade secrets and other proprietary information through such a breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting trade secrets, know-how and inventions.

Our commercial success will also depend in part on not infringing the proprietary rights of third parties. In addition, we have licensed rights under proprietary technologies of third parties to develop, manufacture and commercialize specific aspects of our future products and services. It is uncertain whether the issuance of any third party patent would require us to alter our development or commercial strategies, alter our processes, obtain licenses or cease certain activities. The expiration of patents or patent applications licensed from third parties or our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future technology may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO to determine priority of invention.

For more information regarding the risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property.”

Government Regulation

The research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, recordkeeping, serialization and tracking, promotion, advertising, distribution and marketing, postapproval or licensure monitoring and reporting, and export and import, among other things, of our product candidates are extensively regulated by governmental authorities in the United States and in other countries and jurisdictions, including the EU. In the United States, the FDA regulates biological products under the Federal Food, Drug, and Cosmetic Act (FDCA) and its implementing regulations, and the Public Health Service Act (PHSA) and its implementing regulations. Failure to comply with the applicable U.S. requirements may subject us to administrative or judicial sanctions, such as the FDA’s refusal to approve a Biologics License Application (BLA), warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution.

Preclinical Studies

Before testing any biologic product candidate in humans, the product candidate undergoes preclinical testing. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of the product chemistry, pharmacology, toxicity and formulation, as well as animal studies to assess the pharmacokinetics, metabolism, bio-distribution, elimination and toxicity of the product candidate. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements and certain preclinical trials must conform to the FDA’s Good Laboratory Practice requirements (GLP).

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

Clinical Development

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate, among other things, research and development activities and the testing, manufacture, export, import, quality control, marketing approval, safety, effectiveness, labeling, storage, record keeping, promotion, advertising, distribution and marketing and post-marketing safety reporting.

The process required by the FDA before product candidates may be marketed in the U.S. generally involves the following:

•
nonclinical laboratory and animal tests, some of which must be conducted in accordance with GLP ;
•
submission of an Investigational New Drug (IND) application, which contains results of nonclinical studies (e.g., laboratory evaluations of the chemistry, formulation, stability and toxicity of the product candidate), together with Investigator’s Brochure, manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, and must become effective before human clinical trials may begin;
•
approval by an independent Institutional Review Board (IRB) or ethics committee for each clinical trial site before each trial may be initiated;

•
adequate and well-controlled human clinical trials conducted in accordance with the protocol and Good Clinical Practice (GCP) to establish the safety and efficacy of the product candidate for its proposed intended use;
•
for drug products, submission of a New Drug Application (NDA) to the FDA for commercial marketing, or generally of a supplemental New Drug Application (sNDA), for approval of a new indication if the product is already approved for another indication;
•
for biotherapeutic products, submission of a Biologics License Application (BLA) to the FDA for commercial marketing, or generally a supplemental Biologics License Application (sBLA) for approval of a new indication if the product is already approved for another indication;
•
pre-approval inspection of manufacturing facilities and selected clinical investigators, clinical trial sites and/or Pyxis Oncology as the clinical trial sponsor for their compliance with cGMP and GCP, respectively;
•
payment of user fees for FDA review of an NDA or BLA unless a fee waiver applies;
•
agreement with the FDA on the final labeling for the product and design and implementation of any required Risk Evaluation and Mitigation Strategy;
•
if the FDA convenes an advisory committee, satisfactory completion of the advisory committee review; and
•
FDA approval of the NDA or sNDA, or BLA or sBLA.

Clinical Trials

Clinical trials involve the administration of the biologic product candidate to volunteers or patients under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research patients provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing the objectives of the study, dosing procedures, inclusion and exclusion criteria, study procedures, parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.

Further, the study protocol and informed consent information for patients in clinical trials must also be submitted to an IRB for approval covering each institution at which the clinical trial will be conducted. The IRB will consider, among other requirements, rationale for conducting the trial, clinical trial design, patient informed consent, ethical factors, the safety and rights of human patients and the possible liability of the institution. The FDA can temporarily or permanently halt a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The IRB may also require the clinical trial at a particular site be halted, either temporarily or permanently, or impose other conditions, for failure to comply with GCP or the IRB’s requirements.

For purposes of NDA or BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1 clinical trials, which involve the initial introduction of a new drug product candidate into humans, are initially conducted in a small number of volunteers or patients to assess the product candidate for early tolerability, safety, pattern of drug absorption, distribution and metabolism, the mechanism of action in humans, and may include studies where investigational drugs are used as research to explore biological phenomena or disease processes.
•
Phase 2 clinical trials typically are conducted in a limited patient population with a specific disease in order to provide enough data to evaluate the preliminary efficacy, optimal dosage, and common short-term side effects and risks associated with the drug. Multiple phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive phase 3 clinical trials.
•
Phase 3 clinical trials typically are larger scale, multicenter, well-controlled trials conducted on patients with a specific disease to gather additional information about effectiveness and safety across a higher number of patients and evaluate the overall benefit-risk relationship of the product candidate following earlier phase evaluations, which will have provided preliminary evidence suggesting an effective dosage range and acceptable safety profile for the product candidate. Phase 3 trials are also intended to provide an adequate basis for the product labeling if it is approved.

Postapproval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials may be conducted to fulfill mandatory conditions of product approval or used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. The mandatory studies are used to confirm clinical benefit in the case of drugs approved under the accelerated approval regulations or to provide additional clinical safety or efficacy data for “full” approvals. Failure to promptly conduct and complete mandatory Phase 4 clinical trials could result in withdrawal of approval for products approved under accelerated approval regulations.

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

Disclosure of Clinical Trial Information

Under the PHSA, sponsors of certain clinical trials of FDA-regulated products are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of the clinical trial are then made public as part of the registration on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health (the NIH). Sponsors are also obligated to disclose the results of their clinical trials after completion. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Information for certain clinical trials also must be publicly disclosed within certain time limits on the clinical trial registry and results databank maintained by the NIH.

Expedited Development and Review Programs

The FDA has a number of programs intended to expedite the process for developing and reviewing promising drugs, or to provide for the approval of a drug on the basis of a surrogate endpoint. Generally, drugs that are eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that offer meaningful benefits over existing treatments. Examples of such programs include Fast Track Designation, Breakthrough Therapy Designation, Priority Review designation and Accelerated Approval, and the eligibility criteria of and benefits of each program vary:

•
Fast Track is a process designed to facilitate the development and expedite the review of drugs intended to treat a serious or life-threatening conditions that demonstrate the potential to address unmet medical needs, by providing, among other things, potential actions to expedite development and review, and rolling review, which allows submission of individually completed sections of an NDA for FDA review before the entire submission is completed. The FDA may revoke the Fast Track Designation if it believes that the designation is no longer supported by data emerging in the clinical trial process.
•
Breakthrough Therapy Designation is a process designed to expedite the development and review of drugs intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence demonstrates that the drug may have substantial improvement on one or more clinically significant endpoints over existing therapies. Drugs designated as breakthrough therapies are also eligible for other actions to expedite review. The FDA will seek to ensure the sponsor of a Breakthrough Therapy product candidate receives intensive guidance on an efficient drug development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review, and rolling review.
•
Priority Review is designed to shorten the review period for drugs that are intended to treat a serious conditions and, if approved or licensed, would provide a significant improvement in safety or effectiveness. The FDA intends to take action on a Priority Review marketing application within six months of receipt, compared to 10 months for regular review submissions.
•
Accelerated Approval provides for an earlier approval of a new drug intended to treat a serious or life-threatening disease or condition and that provides a meaningful therapeutic benefit over existing treatments and demonstrates an effect on a surrogate endpoint, or an intermediate clinical endpoint, which is considered reasonably likely to predict a clinical benefit. As a condition of approval, the FDA requires that a sponsor of a product candidate receiving Accelerated Approval perform post-marketing clinical trials or provide data on established clinical endpoints from the same trial to confirm the clinical benefit as predicted by the surrogate marker trial and may require that these studies be underway prior to approval. In addition, the FDA requires, as a condition for Accelerated Approval, the submission of promotional materials in advance, which could adversely impact the timing of the commercial launch of the product. The FDA can also withdraw an Accelerated Approval on an expedited basis provided it follows certain procedures.

Fast Track Designation, Breakthrough Therapy Designation, Priority Review and Accelerated Approval do not change the standards for licensure but may expedite the review process.

In February 2025, the FDA granted Fast Track Designation for use of micvotabart pelidotin for the treatment of adults with R/M HNSCC whose disease has progressed following treatment with platinum-based chemotherapy and an anti-PD-(L)1 antibody.

Additionally, with respect to oncology products, the FDA may review applications under the Real-Time Oncology Review (RTOR) program established by the FDA’s Oncology Center of Excellence. The RTOR program, which allows an applicant to pre-submit components of the NDA or BLA to allow the FDA to review clinical data before the complete filing is submitted, aims to explore a more efficient review process to ensure that safe and effective treatments are available to patients as early as possible, while maintaining and improving review quality. Drugs considered for review under the RTOR program must be likely to demonstrate substantial improvements over available therapy, which may include drugs previously granted breakthrough therapy designation for the same or other indications and must have straight-forward study designs and endpoints that can be easily interpreted.

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant orphan drug designation to therapeutic candidates (drugs or biological products) intended to treat a disease or condition that affects fewer than 200,000 individuals in the U.S. (or for which there is no reasonable expectation that the cost of developing and making available in the U.S. for such disease or condition will be recovered from sales in the U.S.). To be eligible for orphan drug designation, the FDA must not have previously approved a drug considered the “same drug,” as defined in the FDA’s orphan drug regulations, for the same orphan-designated indication or the sponsor of the subsequent drug must provide a plausible hypothesis of clinical superiority over the previously approved same drug. Upon receipt of Orphan Drug Designation, the sponsor is eligible for tax credits for certain clinical trial expenses, waiver of pediatric studies, and an exemption from the BLA application fee.

In addition, upon marketing approval, an Orphan Drug Designation could be eligible for seven years of market exclusivity if no drug considered the same drug was previously approved for the same orphan condition (or if the subsequent drug is demonstrated to be clinically superior to any such previously approved same drug). Such orphan drug exclusivity, if awarded, would only block the approval of any drug considered the same drug for the same orphan indication. Orphan drug exclusivity does not prevent the FDA from approving a different biological product for the same disease or condition, or the same biological product for a different disease or condition.

In May 2023, the FDA granted Orphan Drug Designation for use of micvotabart pelidotin in the treatment of pancreatic cancer.

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

FDA Review of BLAs

After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA approval of the BLA is required before marketing of the product may begin in the United States. The BLA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting a BLA is substantial. The submission of most BLAs is additionally subject to a substantial application user fee, currently $4,310,002 for BLAs requiring clinical data for fiscal year 2025, and the manufacturer and sponsor under an approved BLA are also subject to annual program fees, currently $403,889 (fiscal year 2025) for each prescription product. Sponsors of applications for drugs granted Orphan Drug Designation are exempt from these user fees.

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

Before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not license the product unless compliance with cGMP is satisfactory, and the application meets the appropriate standard. A BLA must include data that demonstrate that the biological product is safe, pure and potent.

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

If the FDA approves a product, it may limit the approved indications for use for the product; require that contraindications, warnings or precautions be included in the product labeling; require that post-marketing studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after licensure; require testing and surveillance programs to monitor the product after commercialization; or impose other conditions, including distribution restrictions or other risk management mechanisms, which can materially affect the potential market and profitability of the product. As a condition of BLA licensure, the FDA may require a risk evaluation and mitigation strategy (REMS) to help ensure that the benefits of the biological product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals and elements to assure safe use (ETASU). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product licensure may require substantial postapproval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product licenses may be withdrawn if compliance with regulatory standards is not maintained, or problems are identified following initial marketing.

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

Post-Licensure FDA Requirements

Following approval of a new product, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting of adverse experiences, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. Prescription drug and biologic promotional materials must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the biologic, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or sBLA, which may require the development of additional data or preclinical studies and clinical trials.

The FDA may also place other conditions on approvals including the requirement for a REMS to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve the BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

FDA regulations require that products be manufactured in specific facilities and in accordance with cGMP regulations. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws, including applicable product tracking and tracing requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violations, including failure to conform to cGMP regulations, could result in enforcement actions, and the discovery of postapproval problems with a product may result in restrictions on a product, manufacturer or holder of an approved BLA, including recall.

Biosimilars and Reference Product Exclusivity

The Biologics Price Competition and Innovation Act of 2009 (BPCIA) created an abbreviated approval pathway for biological product candidates shown to be highly similar (“biosimilar”) to or interchangeable with an FDA licensed reference biological product. Biosimilarity, which requires there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can generally be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product, and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the interchangeable biosimilar and the reference biological product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product. A product shown to be biosimilar or interchangeable with an FDA-approved reference biological product may rely in part on the FDA’s previous determination of safety and effectiveness for the reference product for approval, which can potentially reduce the cost and time required to obtain approval to market the product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles and have slowed implementation of the BPCIA by the FDA.

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

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate implementation of the BPCIA remains subject to significant uncertainty.

Patent term extension

Depending upon the timing, duration, and specifics of the FDA approval and BLA licensure of the use of product candidates, some U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. The patent term restoration period is typically one-half the time between the effective date of an IND and the submission date of a BLA, plus the time between the submission date and approval of that application. The total patent term after the extension may not exceed 14 years from the product date of product licensure. Only one patent applicable to a licensed biological product is eligible for extension and the application for the extension must be submitted prior to the expiration of the patent and within 60 days of the product’s approval. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. Some, but not all, foreign jurisdictions possess patent term extension or other additional patent exclusivity mechanisms that may be more or less stringent and comprehensive than those of the United States.

Other Regulatory Matters

Manufacturing, sales, promotion, and other activities of product candidates following product approval, where applicable, or commercialization are also subject to regulation by numerous regulatory authorities in the U.S. in addition to the FDA, which may include the Centers for Medicare & Medicaid Services (CMS), other divisions of the Department of Health and Human Services, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, and state and local governments and governmental agencies.

Numerous state, federal and foreign laws and regulations govern the collection, dissemination, use, access to, privacy and security of personal information (including health-related information). Such laws and regulations that could apply to our operations or the operations of our partners include health information privacy and security laws (HIPAA), federal and state consumer protection laws and regulations (Section 5 of the Federal Trade Commission Act), state privacy laws, data breach notification laws, and the EU General Data Protection Regulation (GDPR).

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our product candidate to the extent we choose to sell any products outside of the United States. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities and, if required, from independent ethics committees in foreign countries before we can commence clinical trials as well as regulatory approvals prior to marketing the product candidate in those countries. The approval processes vary from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. As in the United States, postapproval regulatory requirements, such as those regarding product manufacture, marketing, or distribution would apply to any product that is approved outside the United States.

Any drug candidates that we develop must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in those foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in the European Union (EU) are addressed in a centralized way, but country-specific regulation remains essential in many respects.

Healthcare and Data Privacy Regulation

Federal and state healthcare laws and regulations, including fraud and abuse and health information privacy and security laws, also govern our business. These laws and regulations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Although we do not currently have any products on the market, in addition to FDA restrictions on marketing of pharmaceutical products, we are also subject to healthcare statutory and regulatory requirements and enforcement by the U.S. federal and state governments. Pharmaceutical companies and their products are subject to extensive regulation and enforcement. These laws include, without limitation:

•
the federal Anti-Kickback Statute, a criminal statute which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid; a person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation;
•
the federal civil and criminal false claims laws, including the civil False Claims Act (the FCA), which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using, or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government;
•
Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;
•
the federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer or remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies;
•
the federal criminal statute enacted under HIPAA, which imposes criminal and civil liability for knowingly and willfully executing a scheme, or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, or falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity need not have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended, and the respective implementing regulations, which imposes, among other things, specified requirements on covered entities and their business associates relating to the privacy and security of individually identifiable health information including mandatory contractual terms and required implementation of technical safeguards of such information;
•
the federal Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, to monitor and report annually certain transfers of value made to U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, certified nurse midwives, and U.S. teaching hospitals, as well as ownership and investment interests held by U.S.-licensed physicians and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and restrict marketing practices or require disclosure of marketing expenditures and pricing information; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws that govern the privacy and security of health information in some circumstances.

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

Coverage and Reimbursement

Sales of any pharmaceutical product depend, in part, on the extent to which such product will be covered by third party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a payor-by-payor basis. These third party payors are increasingly reducing coverage and reimbursement for healthcare items (including drugs) and services. Moreover, for products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our product is used. Decreases in third party reimbursement for any drug product or a decision by a third party payor not to cover a product could reduce physician usage and patient demand for the product and also have a material adverse effect on sales.

Healthcare Reform

The U.S. and some foreign countries are considering proposals or have enacted legislative and regulatory changes to the healthcare system that could affect our ability to sell our products profitably. Among policy makers and payers in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access.

For example, in 2010, the U.S. enacted the ACA, which among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; and provided incentives to programs that increase the federal government’s comparative effectiveness research. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price for any approved products.

Since the enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017 (TCJA), Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

In August 2022, former President Biden signed the Inflation Reduction Act of 2022 (IRA), which introduced substantial changes to drug pricing, reimbursement and access support in the U.S., including enabling CMS to establish a “maximum fair price” for a fixed number of high expenditure pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with CMS (the Medicare Drug Price Negotiation Program). The IRA contains a limited exception for small biotech drug manufacturers, which applies on a drug-specific basis, and qualifying drugs will be exempt from possible pricing negotiation through 2028 and eligible for a lower limit (i.e., a price floor) on the potential maximum fair price in 2029 and 2030, if the manufacturers of those drugs continue to qualify each year (small biotech exception). Separately, in November 2023, CMS released final guidance on another program, the Medicare Part D Manufacturer Discount Program (Part D Discount Program), which will require manufacturers to take on more of the beneficiary cost previously subsidized by the federal government through the application of increased drug discounts. The IRA also imposes additional rebates for certain Part B and Part D drugs where relevant pricing metrics associated with the products increase faster than inflation. However, it is unclear how the IRA will be effectuated or changed under the new Trump Administration and the degree of impact that the IRA will ultimately have upon our business similarly remains unclear.

At the state level, legislatures and regulatory agencies have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biotherapeutic product pricing, including restrictions on pricing or reimbursement at the state government level, limitations on discounts to patients, advance notices of price increases, marketing cost disclosure and transparency measures, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.

Employees and Human Capital Management

Our values of “Be Clever,” “Be of Service,” “Be Gutsy,” “Be Tenacious,” and “Be You,” are the foundation of our organization and drives our mission to improve the quality of life for patients and their families.

We believe that our continued success is directly due to the commitment, engagement and performance of our employees. We strive to attract and retain experienced operators, oncology experts, clinicians, and biopharma veterans with deep market knowledge and insights with an uncompromising vision of delivering solutions for patients. In order to achieve this, we provide an inclusive and empowering work environment, foster a culture that reward performance and leadership skills, and by offering competitive compensation and benefits programs.

Employees

In December 2024, we announced a portfolio prioritization to focus our resources on advancing our lead product candidate, micvotabart pelidotin. In connection with the portfolio prioritization, on March 17, 2025, we undertook a corporate reorganization, which included a headcount reduction of approximately 20%. A majority of the headcount reductions is from our general and administrative functions and preclinical group. As of March 18, 2025, we had 44 full-time permanent employees, after considering reduction in headcount announced on March 17, 2025. Of these employees, approximately 78% were engaged in research and development activities and 59% had advanced degrees including Ph.D., M.D., M.B.A. and J.D. More than half of our workforce is comprised of women. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Culture and Employee Engagement

We place a high value in the experience and expertise of our team, to foster our culture of innovation. Our employees are guided by our Code of Conduct, which sets basic requirements for business conduct and serves as a foundation for our policies, procedures and guidelines, all of which provide additional guidance on expected employee behaviors.

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

We are committed to fair and equitable treatment in our compensation and benefits for employees at all levels. We provide our employees with compensation packages that include competitive base salaries, incentive bonuses, and new hire and long-term incentive equity awards. We believe that providing employees with the opportunity to earn ownership interest in the company encourages employees to act in our long-term best interests, aligns the interests of our stockholders with our employees, and further strengthens the level of employee engagement. Employees can also participate in our Employee Share Purchase Plan (ESPP) which provides our employees with an opportunity to purchase shares of our common stock at a discount.

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

Board of Directors Oversight

Our Board of Directors (the Board) recognizes the critical importance of our team and innovative work environment that is centered around a values-based culture. Our Board meets regularly with management to discuss issues impacting our employees, and to focus on ways to support our workforce. Our focus on culture comes from our Board and flows throughout our company. In evaluating our Chief Executive Officer and management team, significant emphasis is placed on their contributions to our overall culture.

Our Board’s Compensation Committee is responsible for reviewing with management our human resources activities, which include, among other things, matters relating to employee development, management and engagement, pay equity, and our demographics.

Our Board’s Nominating and Corporate Governance Committee is responsible for developing and recommending to the Board any company program relating to corporate responsibility and sustainability, including environmental, social and governance matters.

Corporate Information

We were incorporated in the state of Delaware on June 11, 2018, and launched with our first employee and Series A funding in July 2019. Our principal executive offices are located at 321 Harrison Avenue, Boston, MA 02118, and our telephone number is (617) 453-3596. Our website address is www.pyxisoncology.com.

The information in, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 12(a) or 15(d) of the Exchange Act are available, free of charge, on or through our website as soon as reasonably practicable after such reports and amendments are electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC). The SEC maintains an Internet site that contains, reports, proxy and information statements and other information regarding our filings at sec.gov. The contents of these websites are not incorporated into this filing. Further, references to the URLs for these websites are intended to be inactive textual references only.

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

Risks Related to Our Financial Position and Need for Additional Capital

We are a clinical stage oncology company with a limited operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses over at least the next several years and may never achieve or maintain profitability.

We are a clinical stage oncology company with a limited operating history. Since our inception, we have incurred significant operating losses. We reported net losses of $77.3 million and $73.8 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $363.6 million. To date, we have not generated any revenues from product sales and have financed our operations primarily through equity offerings. As such, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory licensure and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing licensure for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, procuring clinical- and commercial-scale manufacturing, successfully completing preclinical studies and clinical trials of our product candidate, establishing arrangements with third parties for the conduct of our clinical trials, obtaining marketing licensure for our product candidate, manufacturing, marketing and selling any products for which we may obtain marketing licensure, discovering or obtaining rights to additional product candidates, identifying collaborators to develop product candidates we identify or additional uses of existing product candidates and successfully completing development of product candidates for our collaboration partners.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•
continue to develop, conduct clinical trials and seek regulatory approvals for micvotabart pelidotin;
•
continue research and development activities for other product candidates;
•
scale up external manufacturing capabilities for later stage trials and to commercialize our products;
•
expand, maintain and protect our intellectual property portfolio;
•
ultimately establish a sales, marketing and distribution infrastructure for which we may obtain marketing licensure;
•
hire additional clinical, regulatory, scientific, operational, financial and management information personnel; and
•
continue to operate as a public company.

Our expenses could increase beyond our expectations if we are required by the U.S. Food and Drug Administration (FDA), the European Medicines Agency (EMA) or other comparable regulatory authorities to perform trials in addition to those that we currently expect to perform, or if we experience any delays in establishing appropriate manufacturing arrangements for completing our clinical trials or the clinical development of our product candidate.

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

The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing and planned activities, particularly as we continue our clinical trials for micvotabart pelidotin. We currently expect that our existing cash, cash equivalents and short-term investments of $126.9 million as of December 31, 2024, will fund our projected operating expenses and capital requirements into the second half of 2026. Even if our product candidate is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other comparable regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

Our estimate as to how long we expect to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, including market volatility resulting from global economic developments, political unrest, high inflation and other factors, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We intend to use our cash and cash equivalents for development and regulatory activities relating to our product candidate, and other general corporate purposes. Advancing the development of our product candidate will require a significant amount of capital. Our cash and cash equivalents will not be sufficient to fund our product candidate through regulatory licensure. Because the length of time and activities associated with successful research and development of any individual product candidate are highly uncertain, we are unable to estimate the actual funds we will require for development, marketing licensure and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

•
the cost associated with dose escalation and dose expansion mono and combo clinical trials for our product candidate;
•
the manufacture of drug products and drug substance for our product candidate;
•
the timing and progress of our other preclinical and clinical development activities;
•
the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for our product candidate for which we receive marketing licensure;
•
our ability to maintain our current licenses and research and development programs and to establish new collaboration arrangements;
•
the costs involved in prosecuting, maintaining, enforcing and expanding patent and other intellectual property rights;
•
the cost and timing of regulatory licenses; and
•
insurance, legal and other regulatory compliance expenses to operate as a public company.

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We will be required to seek additional funding in the future and our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. For example, market volatility resulting from global economic developments, political unrest, high inflation and other factors could adversely impact our ability to access capital as and when needed. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

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

Risks Related to the Development of our Product Candidate

Clinical testing and product development is a lengthy and expensive process with an uncertain outcome. We may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the clinical testing and the development and commercialization of our product candidate.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidate, we or our collaborators must conduct extensive trials to demonstrate the safety and efficacy of the product candidate. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the timing and outcome. A failure of one or more clinical trials can occur at any stage of the process. We may experience numerous unforeseen events during, or as a result of, clinical trials, which could delay or prevent our ability to receive marketing licensure or commercialize our product candidate, including:

•
delays in reaching, or the failure to reach, a consensus with regulators on clinical trial design;
•
the supply or quality of our product candidate or other materials necessary to conduct clinical trials of our product candidate may be insufficient or inadequate, including as a result of delays in the testing, validation, manufacturing and delivery of product candidate to the clinical sites by us or by third parties with whom we have contracted to perform certain of those functions;
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

•
the number of patients required for clinical trials of our product candidate may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may fail during screening or drop out of these clinical trials at a higher rate than we anticipate or fail to return for post-treatment follow-up or the failure to recruit suitable patients to participate in our clinical trials;
•
our product candidate may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate our clinical trials;
•
we may have to suspend or terminate clinical trials of our product candidate for various reasons, including a finding that the participants are being exposed to unacceptable safety risks or that the benefit-risk ratio is negative;
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
•
clinical trials of our product candidate may produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product candidate development and discovery programs;
•
the cost of clinical trials of our product candidate may be greater than we anticipate;
•
imposition of a clinical hold by regulatory authorities as a result of a serious adverse event, concerns with the class of our product candidate or after an inspection of our clinical trial operations, trial sites or manufacturing facilities;
•
occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•
regulators may revise the requirements for approving our product candidate, or such requirements may not be as we anticipate; and
•
delays in developing and validating any companion diagnostic to be used in the trial, to the extent we are required to do so.

The FDA may modify or enhance clinical trial requirements which may affect enrollment and retention of patients. In August 2023, the FDA published a guidance document, Informed Consent, Guidance for Institutional Review Boards (IRBs), Clinical Investigators, and Sponsors, which supersedes past guidance and finalizes draft guidance on informed consent. FDA’s new guidance presents evolving requirements for informed consent which may affect recruitment and retention of patients in clinical trials. Effects on recruitment and retention of patients may hinder or delay a clinical trial, which may increase costs and delay clinical programs. Further, in December 2023, the FDA published a final rule, Institutional Review Board Waiver or Alteration of Consent for Minimal Risk Clinical Investigations, which allows exceptions from informed consent requirements when a clinical investigation poses no more than minimal risk to the human subject and includes appropriate safeguards to protect the rights, safety, and welfare of human subjects.

If we are required to conduct additional clinical trials or other testing of our product candidate beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidate or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•
be delayed in obtaining marketing licensure for our product candidate;
•
not obtain marketing licensure at all;
•
obtain licensure for indications or patient populations that are not as broad as intended or desired;
•
obtain licensure with labeling that includes significant use or distribution restrictions or safety warnings;
•
be required to perform additional clinical trials to support marketing licensure;
•
have regulatory authorities withdraw or suspend their license, or impose restrictions on distribution of the product candidate in the form of a modified REMS;
•
be subject to additional post-marketing testing requirements or changes in the way the product is administered;
•
fail to receive approval of any companion diagnostics that may be required by the FDA or comparable foreign regulatory authorities in connection with approval of our therapeutic product candidate; or
•
have our product removed from the market after obtaining marketing licensure.

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

Our product development costs also will increase if we experience delays in preclinical studies or clinical trials or in obtaining marketing licensure. We do not know whether any of our preclinical studies or clinical trials will need to be restructured or will be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidate, or could allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidate, which may harm our business, results of operations, financial condition and prospects.

Further, cancer therapies sometimes are characterized as first line, second line or third line. The FDA often approves or licenses new oncology therapies initially only for third line or later use, meaning for use after two or more other treatments have failed. When cancer is detected early enough, first line therapy, usually hormone therapy, surgery, radiation therapy, immunotherapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second line and third line therapies are administered to patients when prior therapy is not effective. Our clinical trials are, and any future clinical trials will be, with patients with difficult to treat cancer. We expect that we would initially seek regulatory licensure for use of this product candidate in appropriate treatment settings. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek licensure potentially as a first line therapy, but any product candidate we develop, even if approved for second line or third line therapy, may not be approved for first line therapy and, prior to seeking and/or receiving any licensures for first line therapy, we may have to conduct additional clinical trials.

We are heavily dependent on the success of our product candidate, micvotabart pelidotin, which is in the early stages of clinical development. If micvotabart pelidotin is not successful in clinical trials or does not receive regulatory approval or licensure or is not successfully commercialized, our business will be materially and adversely affected.

To date, we have invested a significant portion of our efforts and financial resources in the development of micvotabart pelidotin. Our future success is substantially dependent on our ability to successfully initiate and complete clinical development for, obtain regulatory licensure for, and successfully commercialize micvotabart pelidotin, which may never occur. We currently have no products that are approved or licensed for commercial sale and may never be able to develop a marketable product. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to the clinical development, management of clinical and manufacturing activities, regulatory licensure, establishing commercial scale manufacturing, and significant sales, marketing, and distribution efforts related to micvotabart pelidotin before we can generate any revenues from any commercial sales. We cannot be certain that we will be able to successfully complete any of these activities or that, even if micvotabart pelidotin receives regulatory licensure, such product will be able to successfully compete against therapies and technologies offered by other companies.

The research, testing, manufacturing, labeling, licensure, sale, packaging, marketing, and distribution of biological products are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries. We are not permitted to market micvotabart pelidotin in the U.S. until we receive licensure of a BLA or NDA from the FDA for such product candidate, as appropriate. Further, we are not permitted to market micvotabart pelidotin in any foreign countries until we receive the requisite licensure or approvals from such countries. We have not submitted a BLA or NDA to the FDA or comparable applications to any other comparable regulatory authorities for micvotabart pelidotin. We will not be in a position to do so for several years, if ever. If we are unable to obtain the necessary regulatory licensure or approvals for micvotabart pelidotin, our financial position will be materially adversely affected, and we may not be able to generate sufficient revenues to continue our business.

Our product candidate may fail in development or suffer delays that materially and adversely affect its commercial viability. If we or our existing or future collaborators are unable to initiate and complete clinical development of, obtain regulatory approval or licensure for or commercialize our product candidate or experience significant delays in doing so, our business will be materially harmed.

Our ability to achieve and sustain profitability depends on obtaining regulatory licensure for and successfully commercializing our product candidate, either alone or with third parties. Before obtaining regulatory licensure for the commercial distribution of our product candidate, we or an existing or future collaborator must conduct extensive preclinical studies and clinical trials to demonstrate the safety, purity and potency in humans of our product candidate. We may not have the financial resources to continue development of, or to modify existing or enter into new collaborations for, a product candidate if we experience any issues that delay or prevent regulatory licensure of, or our ability to commercialize, a product candidate, including:

•
negative or inconclusive results from preclinical studies or clinical trials leading to a decision or requirement to conduct additional preclinical studies or clinical trials or abandon a program;
•
product-related side effects experienced by participants in our clinical trials or by individuals using therapeutic biological products similar to our product candidate;
•
failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
•
conditions imposed by the FDA, the EMA or other comparable authorities regarding the scope or design of our clinical trials;
•
delays in enrolling patients in clinical trials;
•
high drop-out rates of patients;
•
inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our clinical trials;
•
greater than anticipated clinical trial costs;
•
poor effectiveness of our product candidate during clinical trials;
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
•
varying interpretations of data by the FDA, the EMA and other comparable foreign regulatory authorities; or
•
landscape changes around market access and pricing policies that may impact reimbursement and product sales.

If any of the foregoing circumstances occur, we could experience significant delays or an inability to successfully commercialize our product candidate, which could materially harm our business. Moreover, if we do not receive regulatory approvals, we may not be able to continue our operations.

We have no experience as a company completing a clinical trial or submitting a BLA or NDA and may be unable to successfully do so for micvotabart pelidotin.

The conduct of a clinical trial is a long, expensive, complicated and highly regulated process. Although certain of our employees have conducted successful clinical trials and made regulatory submissions in the past across many therapeutic areas while employed at other companies, we, as a company, have not completed any clinical trials, or submitted a BLA or NDA, and as a result may require more time and incur greater costs than we anticipate. Failure to commence or complete, or delays in, our clinical trials or planned regulatory submissions would prevent us from, or delay us in, obtaining regulatory approval of and commercializing micvotabart pelidotin, which would adversely impact our financial performance. Large-scale clinical trials would require significant additional financial and management resources and heavier reliance on third party clinical research organizations (CROs) and consultants. Relying on third party CROs and consultants may cause us to encounter delays or other operational issues that are outside of our control. Although our third parties are required to comply with good laboratory practice (GLP) and good clinical practice (GCP) for any studies or trials we plan to submit to a regulatory authority, and have historically complied, relying on third parties in the conduct of our preclinical studies or clinical trials exposes us to a risk that they may not adequately comply with GLP or GCP in the future We may be unable to identify and contract with sufficient investigators, CROs and consultants on terms that are acceptable to us on a timely basis or at all.

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

Our preclinical studies and clinical trials may fail to demonstrate adequately the safety, purity and potency of our product candidate, which would prevent or delay development, regulatory approval or licensure and commercialization.

Before obtaining regulatory licensure for the commercial sale of our product candidate we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidate is safe, pure, and potent, as required under a BLA. Preclinical and clinical testing is expensive and can take many years to complete and the outcome of these activities is inherently uncertain. Failure can occur at any time during the preclinical studies and clinical trial processes and, because our product candidate is in an early stage of development, there is a high risk of failure. In addition, any failures or adverse outcomes in preclinical or clinical testing seen by other developers of similar product candidates could materially impact the success of our program. We may never succeed in developing marketable products.

It is also possible that the results of preclinical studies and early clinical trials of our product candidate may not be predictive of the results of later-stage clinical trials. Although our product candidate may demonstrate promising results in preclinical studies and early clinical trials, it may not prove to be effective in subsequent clinical trials. For example, testing on animals occurs under different conditions than testing in humans and, therefore, the results of animal studies may not accurately predict human experience. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through preclinical studies and clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety, purity, and potency profile despite having progressed successfully through preclinical studies and/or initial clinical trials. Likewise, early, smaller-scale clinical trials may not be predictive of eventual safety, purity and potency in large-scale pivotal clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of potency, insufficient durability of potency or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence preclinical studies and clinical trials are never approved or licensed for commercialization. In addition, preclinical studies or clinical trials we conduct may contradict, undermine or otherwise not replicate or advance the results of the research programs and preclinical studies that were completed prior to our in-licensing or acquisition of product candidates, which may materially and adversely affect our business, results of operations and prospects.

Additionally, our PYX-201-101 Phase 1 clinical trial is an open label study, where both the patient and investigator know whether the patient is receiving the investigational product candidate. Most typically, open label clinical trials test only the investigational product candidate and sometimes do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open label clinical trials are aware when they are receiving treatment. In addition, open label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. For instance, the FDA may also not consider open label clinical trials to be adequate and well controlled trials sufficient to support BLA licensure.

Any preclinical studies or clinical trials that we may conduct may not demonstrate the safety, purity, and potency necessary to obtain regulatory licensure to market our product candidate. If the results of our ongoing or future preclinical studies and clinical trials are inconclusive with respect to the safety, purity, and potency of our product candidate, if we do not meet the clinical endpoints with statistical and clinically meaningful significance or if there are safety concerns associated with our product candidate, we may be prevented or delayed in obtaining marketing licensure for the product candidate. In some instances, there can be significant variability in safety, purity, and potency results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. If that were to occur, or if other developers of similar products were to find an unacceptable severity or prevalence of side effects with their candidates, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny licensure of our product candidate for any or all targeted indications. Product-related side effects could also affect patient recruitment or the ability of enrolled patients to complete an ongoing trial or result in potential product liability claims. Any of these occurrences may significantly harm our business, financial condition and prospects.

Further, our product candidate could cause undesirable side effects in clinical trials related to on-target toxicity. If an unacceptable safety profile is observed or if our product candidate has characteristics that are unexpected, we may need to abandon its development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound.

Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes to the final data.

From time to time, we may publish interim top-line or preliminary data from our clinical trials. For example, in November 2024, we announced preliminary data from our Phase 1 clinical trial of micvotabart pelidotin. Preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Preliminary or top-line data may include, for example, data regarding a small percentage of the patients enrolled in a clinical trial, and such preliminary data should not be viewed as an indication, belief or guarantee that other patients enrolled in such clinical trial will achieve similar results or that the preliminary results from such patients will be maintained. As a result, interim and preliminary data should be viewed with caution until the final data is available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

Any failures or setbacks involving the FACT Platform or the APXiMAB Platform, including adverse events, could have a detrimental impact on our research pipeline and future success.

Our business depends not only on our ability to successfully develop, obtain regulatory licensure for, and commercialize our product candidate, but to continue to generate new product candidates through our FACT Platform and APXiMAB Platform (the Platforms). Any failures or setbacks involving the Platforms, including adverse events, could have a detrimental impact on our research pipeline and future success. For example, we may uncover a previously unknown risk associated with the Platforms or other issues that may be more problematic than we currently believe, which may prolong the period of observation required for obtaining regulatory approval, necessitate additional clinical testing or result in the failure to obtain regulatory licensure. If the Platforms or any of their respective components that are used in our product candidates are not safe, we would be required to abandon or redesign other product candidates we develop via the Platforms, which could have a material adverse effect on our business, financial condition, results of operations and prospects. If we cannot validate our technology platform by successfully commercializing product candidates, we may not be able to obtain product, licensing or collaboration revenue in future periods, which would adversely affect our business, financial condition, results of operations and prospects.

We are parties to and may in the future enter into additional agreements with third parties under which those parties have or will be granted a license to develop product candidates discovered using our APXiMAB Platform. If any such programs are not successful or if disputes arise related to such programs, we may not realize the full commercial benefits from such programs.

Our APXiMAB Platform has enabled the discovery of several product candidates with potential utility in multiple therapeutic areas and has resulted in several programs that have been licensed to third parties, including larger global biopharmaceutical companies and mid-sized regional or China-focused companies. Such arrangements generally allow the licensing parties to control the amount and timing of resources that they dedicate to the development or potential commercialization of any product candidates they develop from the technology we have licensed to them, subject to any territorial or field of use restrictions in the license. Apexigen typically negotiated milestone payments and royalty fees from the licensees that will require various levels of success with their product candidate development program in order for us to generate revenue from them. Our ability to generate revenue from these licensing arrangements will depend on our counterparties’ abilities to successfully develop and commercialize the product candidates they are developing. We cannot predict the success of any licensing program that we enter into or whether such program will lead to any meaningful milestone or royalty revenue to us.

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

The market may not be receptive to micvotabart pelidotin because it is based on our novel therapeutic modality, and we may not generate any future revenue from the sale or licensing of this product candidate.

Even if regulatory licensure is obtained for our product candidate, we may not gain sufficient market acceptance among physicians, patients, healthcare payors and others in the medical community. Micvotabart pelidotin is based on the FACT Platform. Our future success depends on the successful development of this novel therapeutic approach. Additionally, the regulatory licensure process for a novel product candidate such as ours can be more expensive and take longer than for other, better-known or extensively-studied product candidates. No regulatory authority has granted licensure for any therapeutic using the FACT Platform. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development. Any development problems we experience in the future related to our program may cause significant delays or unanticipated costs or may prevent the development of a commercially viable product. Advancing our products creates significant challenges for us, including educating medical personnel regarding the potential potency and safety benefits, as well as the challenges, of incorporating our product candidate, if approved, into treatment regimens and establishing the sales and marketing capabilities to gain market acceptance, if approved.

Any of these factors may prevent us from commercializing our product candidate we may develop on a timely or profitable basis, if at all.

Market acceptance of our product candidate will depend on, among other factors:

•
the timing of our receipt of any marketing and commercialization licensures;
•
the terms of any licensures and the countries in which licensures are obtained;
•
the safety, purity, and potency of our product candidate;
•
the prevalence and severity of any adverse side effects associated with our product candidate;
•
the limitations or warnings contained in any labeling approved by the FDA, or other comparable foreign regulatory authorities;
•
the relative convenience and ease of administration of our product candidate;
•
the willingness of patients to accept any new methods of administration;
•
the success of our physician education programs;
•
the availability of adequate government and third party payor reimbursement;
•
the pricing of our products, particularly as compared to alternative treatments; and
•
the availability of alternative effective treatments for the disease indications our product candidate is intended to treat and the relative risks, benefits and costs of those treatments.

If any product candidate we commercialize fails to achieve market acceptance, it could have a material and adverse effect on our business, financial condition, results of operations and prospects.

We are early in our development efforts. Our lead product candidate, micvotabart pelidotin, is in the early stages of clinical development. The results of preclinical studies and early stage clinical trials may not be predictive of future results in later studies or trials. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage clinical trials.

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early stage clinical trials that are continuing may not be predictive of the results of the later stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed on in later stage clinical trials. In particular, the small number of patients in our Phase 1 clinical trial may make the result of this trial less predictive of the outcome of later clinical trials. Moreover, preclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain marketing licensure of their products. Our clinical trials may not ultimately be successful or support further clinical development of micvotabart pelidotin. There is a high failure rate for product candidates proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business, results of operations, financial condition and prospects.

If we or our collaborators experience delays or difficulties in the enrollment of patients in our clinical trials, these clinical trials could be delayed or prevented.

We may not be able to continue clinical trials for our product candidate if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials, as required by the FDA or other comparable foreign regulatory authorities. Our ability to identify sites who will enroll eligible patients for clinical trials may turn out to be limited or we may be slower in enrolling these trials than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidate and, as a result, patients who would otherwise be eligible for our clinical trials may instead elect to enroll in clinical trials of our competitors’ product candidates. Patient enrollment in clinical trials is also affected by other factors including:

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
•
the risk that a high number of patients fail during screening or enrolled patients will drop out or die before completion of the trial;
•
patients failing to complete a clinical trial or returning for post-treatment follow-up; and
•
our ability to manufacture the requisite materials for a patient and clinical trial.

Our or our collaborators inability to timely enroll a sufficient number of patients for our clinical trials, based on the above factors or others, could result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidate, which would cause the value of our company to decline and limit our ability to obtain additional financing.

Our product candidate may cause undesirable and unforeseen side effects or have other properties impacting safety that could halt its clinical development, delay or prevent its regulatory licensure, limit its commercial potential or result in significant negative consequences.

Undesirable side effects caused by our product candidate could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory licensure or approval by the FDA or other regulatory authorities. As is the case with oncology drugs, it is likely that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny licensure or approval of our product candidate for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects.

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidate may only be uncovered with a significantly larger number of patients exposed to the product candidate.

In the event that our product candidate receives regulatory licensure or approval and we or others later identify undesirable side effects, any of the following adverse events could occur, which could result in significant negative consequences:

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

We may face significant competition from other oncology-focused biotechnology and pharmaceutical entities, and our operating results will suffer if we fail to compete effectively.

The development and commercialization of therapeutic biological products is highly competitive. We compete with a variety of multinational biopharmaceutical companies and specialized biotechnology companies, as well as technology being developed at universities and other research institutions. Our competitors have developed, are developing or will develop product candidates and processes competitive with our product candidate. Competitive therapeutic treatments include those that have already been approved or licensed and accepted by the medical community and any new treatments that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates. The biotechnology and pharmaceutical industries, including the oncology subsector, are characterized by rapidly evolving technologies, intense competition and strong defense of intellectual property and proprietary technologies. Any product candidate that we successfully commercialize may be competitive with currently marketed therapies and any new therapies commercialized in the future.

We are aware of several companies that are developing cancer immunotherapies and ADCs. Many of these companies are well-capitalized and, in contrast to us, have significant clinical experience, and may include our existing or future collaborators. In addition, these companies compete with us in recruiting scientific and managerial talent and the patient pool available for participation in clinical trials which could negatively impact our ability to execute our business plan.

Our success will partially depend on our ability to develop and protect therapeutics that are more safe, pure, and potent than competing products. Our commercial opportunity and success will be reduced or eliminated if competing products that are safer, more effective, or less expensive than the therapeutics we develop are commercialized.

If our product candidate is licensed, it will compete with a range of therapeutic treatments that are either in development or currently marketed. Many companies are active across various stages of development in the oncology subsector and are marketing and developing products that employ similar ADC and immunotherapy approaches. As of February 2025, there were approximately 650 ADCs in clinical or preclinical development worldwide, of which the vast majority are being developed for the treatment of various cancer indications. Additionally, there are several large and small companies working on various immunotherapy approaches for treatment of cancer. Multiple companies are also involved in the development of ADC therapeutics and immunotherapies, including, but not limited to, AbbVie Inc., Abcure, Inc., ADC Therapeutics SA, Alligator Bioscience AB, Astellas Pharma, Inc., AstraZeneca plc, Celldex Therapeutics, Inc., Daiichi Sankyo Company, Ltd., Eucure Biopharma, a subsidiary of Biocytogen, Genentech, Inc., Gilead Sciences, Inc, GlaxoSmithKline, plc, Lyvgen Biopharma, Nextcure, Inc., Pfizer, Philogen S.p.A., Merck Sharpe Dohme (MSD) and Rakuten Medical, Inc.

We face competition on specific targets, including the target of our micvotabart pelidotin candidate, EDB+FN, from Philogen S.p.A. as well as other emerging agents in key indications of interest including R/M HNSCC. Merus’s EGFR and LGR5 targeting biclonic, petosemtamab, and Bicara’s EGFR/TGF-beta targeting bifunctional, ficerafusp alfa (BCA101), are notable competitors that are targeting patient populations of interest to micvotabart pelidotin and pose a potentially significant threat to our clinical development strategy.

Other competitors may also include agents targeting specific segments such as HPV+ HNSCC, namely Hookipa’s and PDS Biotech’s vaccines and agents such as Nanobiotix’s radioenhancer that may be used earlier in the treatment sequence. Furthermore, there are also some ADCs such as Sacituzumab govitecan, Gilead’s TROP-2 ADC, Pfizer’s Nectin-4 targeting ADC, enfortamab vedotin, and AZ’s AZD9592, a dual targeting ADC against EGFR and cMET that are in clinical development in HNSCC and have shown preliminary clinical efficacy in early stage trials. Additionally, there is a wide array of activity in the development of immunotherapies for oncology which may be competitive with our preclinical discovery programs.

Many of our competitors have significantly greater scientific, research and development capabilities, as well as greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do. Competitive products may make any products we develop obsolete owing to treatment paradigm shifts or noncompetitive, reducing the addressable market before we recover the expense of developing and commercializing our product candidate. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.

We believe that our ability to successfully compete will depend on, among other things:

•
our ability to develop and protect therapeutics that are more effective and safer than competing products;
•
our ability to innovate with rapidly evolving technologies;
•
the ease with which our products can be administered and the extent to which patients accept relatively new routes of administration;
•
the timing and scope of regulatory licenses for these products;
•
the price of our product candidate and whether coverage and adequate levels of reimbursement are available under health insurance plans;
•
our ability to utilize any abbreviated licensure pathways; and
•
the length of time we are granted market exclusivity for any product candidate we may develop that is licensed as a biological product under a Biologics License Application (BLA).

Our business entails a significant risk of product liability, and if we are unable to obtain sufficient insurance coverage, such failure could have a material and adverse effect on our business, financial condition, results of operations and prospects.

We expect to be exposed to significant product liability risks inherent in the development, testing and manufacturing of our product candidate and products, if approved. Product liability claims could delay or prevent completion of product candidate development programs. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, our third party manufacturer’s processes and facilities or our marketing programs and potentially a recall of our products or more serious enforcement action, including limitations on the approved indications for which our product candidate may be used or suspension or withdrawal of licenses. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. In addition, we may be subject to liability based on the actions of our existing or future collaborators in connection with their development of products using the FACT Platform or the APXiMAB Platform. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to maintain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Regulatory Licensure or Approval and Other Legal Compliance Matters

The regulatory licensure and approval processes of the FDA and other comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable and, if we are unable to obtain marketing licensure or approval for our product candidate, our business will be substantially harmed.

The time required to obtain approval or licensure by the FDA and other comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval and licensure policies, regulations or the type and amount of clinical data necessary to gain approval or licensure may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained marketing approval or licensure for any product candidate, and it is possible that our existing product candidate, or any product candidates we may seek to develop in the future, will never obtain marketing approval or licensure.

Our product candidate could fail to receive marketing licensure in the U.S. for many reasons, including the following:

•
the FDA may disagree with the design or implementation of our clinical trials;
•
we may be unable to demonstrate to the satisfaction of the FDA that the product candidate is safe, pure, and potent;
•
results of clinical trials may not meet the level of statistical significance required by the FDA for licensure;
•
we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•
the FDA may disagree with our interpretation of data from preclinical studies or clinical trials;
•
data collected from clinical trials of our product candidate may not be sufficient to support the submission of a BLA to the FDA or other submission or to obtain marketing licensure in the U.S.;
•
the FDA may find deficiencies with or fail to approve the manufacturing processes or facilities of third party manufacturers with which we contract for clinical and commercial supplies; and
•
the licensure policies or regulations of the FDA may significantly change in a manner rendering our clinical data insufficient for licensure.

This lengthy licensure process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory licensure to market our product candidate, which would significantly harm our business, results of operations, financial condition and prospects. The FDA has substantial discretion in the licensure process and determining when or whether regulatory licensure will be obtained for our product candidate. Even if we believe the preliminary data collected from clinical trials of our product candidate is promising, such preliminary data may not be sufficient to support licensure by the FDA.

In addition, even if we were to obtain licensure, regulatory authorities may approve our product candidate for fewer or more limited indications than we request, may grant a license contingent on the performance of costly post-marketing clinical trials, or may approve or license a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidate.

Even if we receive regulatory licensure of our product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidate.

If our product candidate is licensed or approved by regulatory authorities, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, track and trace, serialization, post-market adverse event reporting, and submission of safety, purity, potency, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

The FDA and foreign regulatory authorities will continue to monitor closely the safety profile of any product even after approval. If the FDA or foreign regulatory authorities become aware of new safety information after approval of a product candidate, they may require labeling changes or establishment of a Risk Evaluation and Mitigation Strategies (REMS), if not already established in pre-approval, or similar strategy, impose significant restrictions on its indicated uses or marketing, or impose ongoing requirements for potentially costly postapproval studies or post-market surveillance.

The FDA and comparable foreign regulatory authorities may conduct periodic inspections for compliance with regulatory requirements and standards. Later discovery of previously unknown problems with our product candidate, may result in consequences including, among other things:

•
restrictions and warnings on the labeling of a product;
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
•
refusal by the FDA and comparable foreign regulatory authorities to approve pending applications or supplements to approved applications filed by us or suspension or revocation of licenses;
•
product seizure or detention or refusal to permit the import or export of our product candidate; and
•
injunctions or the imposition of civil or criminal penalties.

We, and any collaborators, must comply with requirements concerning advertising and promotion for our product candidate for which we or they obtain marketing licensure. Promotional communications with respect to prescription biological products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we, and any collaborators, will not be able to promote any products we develop for indications or uses for which the biological product is not licensed. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments.

If we decide to seek additional Breakthrough Therapy Designation and/or Fast Track Designation by the FDA, even if granted for any of our product candidate, may not lead to a faster development or regulatory review or licensure process and it does not increase the likelihood that our product candidate will receive marketing licensure.

We may seek additional Breakthrough Therapy Designation and/or Fast Track Designation for our product candidate. For example, in February 2025, the FDA granted Fast Track Designation for use of micvotabart pelidotin in the treatment of adult patients with R/M HNSCC whose disease has progressed following treatment with platinum-based chemotherapy and an anti-PD-(L)1 antibody. The FDA may withdraw the Fast Track Designation if the clinical development program no longer meets the criteria for Fast Track Designation. There is no assurance that the FDA will grant these designations to any of our current or future product candidates. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs or biological products, to treat a serious or life-threatening disease or condition and for which preliminary clinical evidence indicates that the drug or biological products may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as Breakthrough Therapies, increased interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as Breakthrough Therapies by the FDA may also be eligible for other expedited approval programs, including Accelerated Approval and Priority Review, if they meet regulatory requirements for those other programs.

Marketing applications submitted by sponsors of products in Fast Track development may qualify for Priority Review under the policies and procedures offered by the FDA, but the Fast Track Designation does not assure any such qualification. The FDA may withdraw any Fast Track Designation at any time.

In any event, the receipt of a Breakthrough Therapy Designation and/or Fast Track Designation for a product candidate may not result in a faster development process, review or licensure compared to standard review and do not assure ultimate licensure by the FDA. In addition, even if our product candidate qualifies as a Breakthrough Therapy, the FDA may later decide that the product no longer meets the conditions for qualification. Additionally, the FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. The FDA may withdraw any Fast Track Designation at any time.

If we decide to seek Orphan Drug Designation for any of our current or future product candidates, we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for supplemental market exclusivity.

We may seek Orphan Drug Designation for one or more of our current or future product candidates. For example, in May 2023, the FDA granted Orphan Drug Designation for micvotabart pelidotin in pancreatic cancer. Also, the FDA granted Orphan Drug Designation for PYX-107 in the treatment of soft tissue carcinoma, esophageal and GEJ cancers. Regulatory authorities in some jurisdictions, including the U.S. and Europe, may designate drugs or biological products for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the U.S., or a patient population greater than 200,000 in the U.S. when there is no reasonable expectation that the cost of developing and making available the drug in the U.S. will be recovered from sales in the U.S. for that drug or biological product. In the U.S., Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants Orphan Drug Designation, the identity of the drug or biological product and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and licensure process.

If a product that has Orphan Drug Designation subsequently receives the first FDA approval or licensure for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including an NDA or BLA, to market the same drug or biological product for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the biological product was designated. As a result, even if our product candidate receives orphan exclusivity, the FDA can still approve or license other drugs or biological products that have a different active ingredient for use in treating the same indication or disease. Further, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product.

We may seek Orphan Drug Designation for our product candidate in additional orphan indications in which there is a medically plausible basis for the use of this product candidate. Even if we obtain Orphan Drug Designation, exclusive marketing rights in the U.S. may be limited if we seek licensure for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we, through our manufacturer, are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek Orphan Drug Designation for other product candidates, we may never receive these designations.

The U.S. Congress is also considering updates to the orphan drug provisions of the Federal Food, Drug, and Cosmetic Act (FDCA) in response to a 2021 11th Circuit decision. Any changes to the orphan drug provisions could change our opportunities for, or likelihood of success in obtaining, orphan drug exclusivity and would materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

Accelerated Approval by the FDA, even if granted, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidate will receive marketing licensure. If not granted, we may be required to conduct additional nonclinical and clinical studies and trials beyond those that we currently contemplate. Even if we receive Accelerated Approval, if our confirmatory post-marketing trial does not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw Accelerated Approval.

We plan to seek Accelerated Approval of micvotabart pelidotin and may seek approval of future product candidates through the FDA’s Accelerated Approval Program. For any licensure to market a biological product, we must provide the FDA and comparable foreign regulatory authorities with clinical data that adequately demonstrate the safety, purity, and potency of the product for the indication applied for in the NDA or BLA or other respective regulatory filings. The Accelerated Approval Program is one of several approaches used by the FDA to make prescription drugs or biological products more rapidly available for the treatment of serious or life-threatening diseases. Section 506(c) of the FDCA provides that the FDA may grant Accelerated Approval to “a product for a serious or life-threatening condition upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.” Licensure through the Accelerated Approval Program is subject, however, to the requirement that a sponsor perform adequate and well controlled post-marketing clinical trials to verify and describe the drug’s clinical benefit, where there is uncertainty as to the relationship of the surrogate endpoint to the clinical benefit, or of the observed clinical endpoint to ultimate outcome. Typically, clinical benefit is verified when post-marketing clinical trials show that the biological products provide a clinically meaningful positive therapeutic effect, that is, an effect on how a patient feels, functions, or survives. If required, these confirmatory trials must be underway prior to Accelerated Approval, pursuant to the Food and Drug Omnibus Reform Act of 2022 (FDORA) enacted in 2022 and under FDA’s draft guidance on “Accelerated Approval and Considerations for Determining Whether a Confirmatory Trial is Underway” made available in January 2025. If such confirmatory post-marketing trials fail to confirm the product’s clinical profile or risks and benefits, the FDA may withdraw Accelerated Approval of the product.

The FDA has broad discretion with regard to licensure through the Accelerated Approval Program and even if we believe that the Accelerated Approval Program is appropriate for one of our products, we cannot assure you that the FDA will ultimately agree. The FDA may also change its policies with respect over Accelerated Approval over time. For example, in March 2023, the FDA announced the availability of draft guidance on “Clinical Trial Considerations to Support Accelerated Approval of Oncology Therapeutics,” in which the Agency outlined, and invited public comment on, its “preferred approach” of randomized controlled trials, including those that provide for longer term follow-up that could fulfill a post-marketing requirement to verify clinical benefit. The draft guidance, while not finalized, included statements where the FDA acknowledged that historically, single-arm trial designs and response endpoints have most commonly been used in oncology, but noted that such trials have limitations. Furthermore, even if we do obtain licensure through the Accelerated Approval Program, we may not experience a faster development process, review, or licensure compared to conventional FDA procedures.

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

The FDA could seek to withdraw Accelerated Approval for multiple reasons, including if we fail to conduct any required confirmatory post-marketing trial with due diligence, our confirmatory post-marketing trial does not confirm the predicted clinical benefit, other evidence shows that the product is not safe, pure, or potent under the conditions of use, or we disseminate promotional materials that are found by the FDA to be false and misleading. Further description of the expedited withdrawal process was released by the FDA in the recent draft guidance Expedited Program for Serious Conditions – Accelerated Approval of Drugs and Biologics (December 2024).

Moreover, Congress is considering potential changes to the Accelerated Approval Program that could impact our ability to obtain Accelerated Approval, or increase the burdens associated with post-marketing requirements in the event we do obtain Accelerated Approval. In particular, the FDA must specify certain conditions for required postapproval studies for products that receive Accelerated Approval, which may include enrollment targets and milestones, including the target date for study completion, by the time the drug is approved. The FDA may also require postapproval studies to be underway at the time of Accelerated Approval or within a specified time period following Accelerated Approval for such drugs, and must explain any instances where it does not require such studies. FDA’s January 2025 draft guidance on Accelerated Approval and Considerations for Determining Whether a Confirmatory Trial is Underway, while not finalized, suggests that FDA generally intends to consider a confirmatory trial to be "underway" prior to Accelerated Approval if (1) the trial has a target completion date that is consistent with diligent and timely conduct of the trial, considering the nature of the trial’s design and objectives, (2) the sponsor’s progress and plans for postapproval conduct of the trial provide sufficient assurance to expect timely completion of the trial, and (3) enrollment of the confirmatory trial has been initiated.

Any delay in obtaining, or inability to obtain, licensure through the Accelerated Approval Program, or any issues in maintaining approval granted under the Accelerated Approval Program, would delay or prevent commercialization of our products, and would materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

If foreign regulatory authorities approve biosimilar versions of our product candidate that receive marketing approval, or such authorities do not grant our product candidate appropriate periods of data or market exclusivity before approving generic versions of our product candidate, the sales of our product candidate could be adversely affected.

In the EU and the UK, innovative medicinal products are authorized based on a full marketing authorization application and conditional authorization (as opposed to an application for marketing authorization that relies on data in the marketing authorization dossier for another, previously approved medicinal product). Applications for marketing authorization for innovative medicinal products must contain, inter alia, the results of pharmaceutical tests, preclinical tests and clinical trials conducted with the medicinal product for which marketing authorization is sought.

A marketing authorization can be obtained via the centralized procedure or the national procedure. The centralized procedure results in a single marketing authorization, issued by the European Commission (based on the opinion of the EMA), which is valid across the entire European Economic Area (EEA) which comprises the EU, Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human drugs that are (i) derived from biotechnology processes, such as genetic engineering; (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases; (iii) designated orphan medicines; and (iv) advanced-therapy medicines, such as gene therapy, somatic cell therapy or tissue-engineered medicines. The centralized procedure may at the request of the applicant also be used in certain other cases. The centralized procedure would be mandatory for the product candidate we are developing.

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

In the EU, the criteria for designating an “orphan medicinal product” are similar in principle to those in the U.S. A medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. The application for Orphan Drug Designation must be submitted before the marketing authorization application. Orphan Drug Designations entitle a party to financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to 10 years of market exclusivity. During the 10-year market exclusivity period, the EMA cannot accept another marketing authorization application, or grant a marketing authorization or accept an application to extend an existing marketing authorization, for the same therapeutic indication, in respect of a similar medicinal product. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Competition that our product candidate may face from biosimilar versions of our product candidate could materially and adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in the product candidate. Our future revenues, profitability and cash flows could also be materially and adversely affected and our ability to obtain a return on the investments we have made in this product candidate may be substantially limited if our product candidate, if and when approved, are not afforded the appropriate period of non-patent exclusivity.

Our failure to obtain regulatory approval in international jurisdictions would prevent us from marketing our product candidate outside the U.S. and the sales of our product candidate could be adversely affected.

In order to market and sell our product candidate in other jurisdictions, we must obtain separate marketing approvals for those jurisdictions and comply with their numerous and varying regulatory requirements. We may not obtain foreign regulatory approvals on a timely basis, or at all. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., product reimbursement approvals must be secured before regulatory authorities will approve the product for sale in that country. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidate in certain countries. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country. Our failure to obtain approval of our product candidate by foreign regulatory authorities may negatively impact the commercial prospects of such product candidate and our business prospects could decline.

The failure to obtain required regulatory clearances or approvals for any companion diagnostic tests that we may pursue may prevent or delay approval of our product candidate. Moreover, the commercial success of a product candidate that requires a companion diagnostic will be tied to the receipt of any required regulatory clearances or approvals and the continued availability of such tests.

We may seek to identify patient subsets within a disease category that may derive selective and meaningful benefit from the product candidate we are developing. Through collaborations or license agreements, companion diagnostics may help us to more accurately identify patients within a particular subset, both during our clinical trials and in connection with the commercialization of our product candidate, if approved. In connection with the clinical development of our product candidate for certain indications, we may work with collaborators to develop or obtain access to companion diagnostic tests to identify appropriate patients for our product candidate. We may rely on third parties for the development, testing and manufacturing of these companion diagnostics, the application for and receipt of any required regulatory clearances or approvals, and the commercial supply of these companion diagnostics. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as a medical device and may require separate regulatory authorization prior to commercialization. The FDA and foreign regulatory authorities regulate companion diagnostics as medical devices that will likely be subject to clinical trials in conjunction with the clinical trials for product candidates, and which will require separate regulatory clearance or approval prior to commercialization. This process could include additional meetings with health authorities, such as a pre-submission meeting and the requirement to submit an investigational device exemption (IDE). In the case of a companion diagnostic that is designated as “significant risk device,” approval of an IDE by the FDA and an IRB is required before such diagnostic is used in conjunction with the clinical trials for a corresponding product candidate. We or our third party collaborators may fail to obtain the required regulatory clearances or approvals, which could prevent or delay approval of our product candidates. In addition, the commercial success of our product candidate that requires a companion diagnostic will be tied to and dependent upon the receipt of required regulatory clearances or approvals and the continued ability of such third parties to make the companion diagnostic commercially available to us on reasonable terms in the relevant geographies.

Our relationships with customers, physicians and third party payors are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, and other healthcare laws and regulations. If we are unable to comply or have not fully complied with these laws, we could face substantial penalties.

Healthcare providers, physicians and third party payors in the U.S. and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing licensure. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers, drug wholesalers/distributors, pharmacy benefit managers, and third party payors subject us to various federal and state fraud and abuse laws and other healthcare laws that may constrain the business or financial arrangements and relationships through which we research, develop, sell, market and distribute our product candidate, if we obtain marketing licensure. In particular, the research of our product candidate, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business or financial arrangements.

Ensuring that our business arrangements with third parties comply with applicable healthcare laws and regulations will likely be costly. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties; damages; fines; disgorgement; imprisonment; exclusion from participating in government-funded healthcare programs, such as Medicare and Medicaid; additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws; contractual damages; reputational harm; and/or the curtailment or restructuring of our operations.

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

Even if we commercialize our product candidate, it or any other product candidates that we develop, may become subject to unfavorable pricing regulations or third party coverage or reimbursement practices, which could harm our business.

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory licensure. Our ability to successfully commercialize our product candidate will depend, in part, on the extent to which coverage and adequate reimbursement for any products for which we obtain marketing authorization will be available from third party payors, including government health care programs, managed care providers, private health insurers, health maintenance organizations and other organizations. In the U.S., no uniform policy for coverage and reimbursement for pharmaceutical products exists among third party payors. Third party payors decide which medications they will pay for and establish reimbursement levels; therefore, coverage and reimbursement for our product candidate for which we may obtain marketing authorization could differ significantly from payor to payor. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product. Payors consider a number of factors when determining whether to cover a new product, including, for example, whether the product is a covered benefit under its health plan; safe, effective and medically necessary; appropriate for the specific patient; cost-effective; and neither experimental nor investigational. Third party payors may also limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication if they are granted Accelerated Approval. Failure to obtain or maintain coverage and adequate reimbursement for our product candidate, if approved, could limit our ability to market the products and decrease our ability to generate revenue.

Moreover, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Limitation on coverage and reimbursement may impact the demand for, or the price of, and our ability to successfully commercialize any product candidate that we develop. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our product is used.

Further, increasing efforts by third party payors in the U.S. and abroad to cap or reduce healthcare costs may cause payor organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidate. In order to secure coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA or comparable marketing authorizations or approvals. Additionally, we may also need to provide permissible discounts to purchasers, private health plans or government healthcare programs. Our product candidate may nonetheless not be considered medically necessary or cost-effective. If third party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after marketing authorization or approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. We expect to experience pricing pressures from third party payors in connection with the potential sale of our product candidate.

The regulations that govern marketing approvals, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. In some countries, the pricing for a drug must be approved before the drug may be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. There can be no assurance that any country will allow reimbursement and pricing arrangements for our product candidate that are sufficient to recoup our investment.

Enacted and future healthcare legislation may increase the difficulty and cost for us to progress our clinical programs and obtain marketing licensure or approval of and commercialize our product candidate and may affect the prices we may set.

In the U.S. and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect results of our future operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, the Inflation Reduction Act (IRA), which was signed into law on August 16, 2022, allows Medicare to: beginning in 2026, establish a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services (CMS); and, beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation, among other reforms. It is unclear how future regulatory actions to implement the IRA, as well as the outcome of pending litigation against the IRA, may affect our products and future profitability. See Part I, Item 1, Government Regulation – Healthcare and Data Privacy Regulation – Healthcare Reform of this Annual Report on Form 10-K for additional detail on recent healthcare reform efforts that could affect our operations.

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

In markets outside of the U.S., reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific products and therapies. The price control regulations outside of the U.S. can have a significant impact on the profitability of a given market, and further uncertainty is introduced if and when these laws change.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the U.S. or any other jurisdiction. If we, or any third parties we may engage, are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we, or these third parties, are not able to maintain regulatory compliance, our product candidate may lose any regulatory licensure or approval that may have been obtained and we may not achieve or sustain profitability.

The biopharmaceutical industry is subject to extensive regulatory obligations and policies that may be subject to significant and abrupt change, including due to judicial challenges, election cycles, and resulting regulatory updates and changes in policy priorities.

On June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the Department of Health and Human Services (HHS), CMS, FDA and other agencies with significant oversight of the biopharmaceutical industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation and judicial scrutiny.

In addition, federal agency priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles, including, for example, the current presidential administration’s commitment to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as HHS, FDA and CMS. Efforts by the current administration to limit federal agency budgets or personnel may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidate or obtain regulatory approval for our product candidate.

Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict.

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, operations, and financial condition.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share, or collectively, process, personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third party data, business plans, transactions, clinical trial data and financial information or collectively, sensitive data. Any failure or perceived failure by us to comply with federal, state or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others.

In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Most healthcare providers, including certain research institutions from which we may obtain patient health information, are subject to privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act of 1996 (HIPPA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH). We are not currently acting as a covered entity (health plans, health care clearinghouses and certain health care providers) or business associate (individuals or entities that create, receive, maintain or transmit individually identifiable health information in connection with providing a service for or on behalf of a covered entity, as well as their covered subcontractors) under HIPAA and therefore are not directly regulated under HIPAA. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has disclosed individually identifiable health information in a manner that is not authorized or permitted under HIPAA. In addition, in the future, we may maintain sensitive personal information, including health-related information, that we receive throughout the clinical trial process, in the course of our research collaborations and/or directly from individuals (or their healthcare providers) who may enroll in patient assistance programs if we choose to implement these types of programs. As a result, we may be subject to data privacy and security laws protection such information, including state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA.

In the past few years, numerous U.S. states have enacted health-specific or comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. For example, Washington’s My Health My Data Act regulates consumer health data, which includes personal information identifies a consumer’s past, present, or future physical or mental health. However, the My Health My Data Act provides exemptions for personal data used or shared in research, including data subject to 45 C.F.R. Parts 46, 50, and 56. Another example, the California Consumer Privacy Act of 2018 (CCPA), as amended by the California Privacy Rights Act of 2020 (CPRA), collectively CCPA, creates individual data privacy rights for consumers and operational requirements for companies, including placing increased privacy and security obligations on entities handling certain personal information of consumers or households; imposes additional data protection obligations on covered businesses, including additional consumer rights processes; limitations on data uses; new audit requirements for higher risk data; and opt outs for certain uses of sensitive data. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, private right of action for data breaches, and created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement and litigation. Similar laws have been adopted or proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. While these laws generally include exemptions for health-related data such as clinical trial data, they add layers of complexity to compliance in the U.S. market and could increase our compliance costs and adversely affect our business. In the event we are subject to or affected by HIPAA, the CCPA, or other privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Additionally, the FTC and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the collection, use, dissemination and security of health-related and other personal information and in particular health information. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5 of the FTC Act. The FTC has also been active with respect to enforcement of its Health Breach Notification Rule and in scrutinizing the use and disclosure of sensitive personal information. The FTC finalized changes to the Health Breach Notification Rule in April 2024. Additionally, the FTC published an advance notice of proposed rulemaking in 2022 on commercial surveillance and data security, and may implement new trade regulation rules or other regulatory alternatives concerning the ways in which companies (1) collect, aggregate, protect, use, analyze, and retain consumer data, as well as (2) transfer, share, sell, or otherwise monetize that data in ways that are unfair or deceptive in the coming years.

Outside the U.S., an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union General Data Protection Regulation (EU GDPR) and the United Kingdom’s GDPR (UK GDPR), collectively GDPR, impose strict requirements for the processing of personal data. The GDPR imposes a number of compliance obligations including accountability and transparency requirements, requirements to process personal data lawfully, obligations to consider data protection as any new products or services are developed and designed, obligations to implement appropriate technical and organizational security measures to safeguard personal data and to report certain personal data breaches, obligations to comply with data protection rights of data subjects and additional requirements around the processing of special categories of personal data, including health and genetic data. The GDPR have restrictions on transfers of personal data from their jurisdiction to other jurisdictions. Companies may be subject to robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million (under the EU GDPR) or £17.5 million (under the UK GDPR) or up to 4% of the annual global turnover of the preceding year for the noncompliant company, whichever is greater.

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

If we or our third party manufacturers and suppliers fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have an adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our research and development activities involve the use of biological and hazardous materials and produce hazardous waste products. We cannot eliminate the risk of contamination or injury from these materials, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and/or liabilities under applicable laws and regulations. We generally contract with third parties for the disposal of these materials and wastes and cannot eliminate the risk of accidental contamination or injury. Upon an event of this nature, we may be held liable for any resulting damages and such liability could exceed our resources and federal, state or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Environmental laws and regulations are complex, change frequently and have tended to become more stringent and we may incur substantial costs to comply. Current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities.

We are subject to U.S. and certain foreign export and import controls, anti-corruption laws and anti-money laundering laws and regulations. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to various federal, state, and foreign government export and import laws and regulations, anti-bribery and anti-money laundering laws in the U.S. and countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the U.S., to sell our products abroad once we enter a commercialization phase and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We may also have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other collaborators, even if we do not explicitly authorize or have actual knowledge of these activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

The biopharmaceutical and medical device industries are subject to extensive regulatory obligations and policies that may be subject to significant and abrupt change, including due to judicial challenges, election cycles, and resulting regulatory updates and changes in policy priorities.

On June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by HHS, CMS, FDA and other agencies with significant oversight of the biopharmaceutical and medical device industries. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation and judicial scrutiny.

In addition, federal agency priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles. For example, the current presidential administration’s commitment to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as HHS, FDA, and CMS. Efforts by the current administration to limit federal agency budgets or personnel may result in reductions to agency budgets, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidate or obtain regulatory approval for our product candidate.

Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict.

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business

If we fail to attract and retain qualified senior management and key scientific and medical personnel, our business may be materially and adversely affected.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon members of our senior management, including Lara Sullivan, M.D., our President and Chief Executive Officer, and Pamela Connealy, our Chief Financial Officer and Chief Operating Officer, as well as our senior scientists, senior medical personnel and other members of our senior management team. The loss of one or more of our executive officers, senior scientists, senior medical personnel and other members of our senior management team could delay or prevent the successful development of our product pipeline, the initiation and completion of our clinical trials or the commercialization of our product candidate or any future product candidates.

Competition for qualified personnel in the pharmaceutical, biopharmaceutical and biotechnology field is intense due to the limited number of individuals who possess the skills and experience required by our industry. We may need to hire additional personnel as we expand our clinical development and if we initiate commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.

Our employees, consultants and collaborators may engage in misconduct or other improper activities, including insider trading and non-compliance with regulatory standards and requirements.

We are exposed to the risk that our employees, consultants, distributors, and collaborators may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or disclosure of unauthorized activities to us that violates the regulations of the FDA, U.S. regulators and non-U.S. regulators, including those laws requiring the reporting of true, complete and accurate information to such regulators.

We have adopted a code of conduct applicable to all of our employees, officers, directors, including consultants, but it is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, any of which could adversely affect our ability to operate our business and our results of operations. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations.

We currently have no marketing, sales, or distribution infrastructure and both establishing this infrastructure or outsourcing this function to a third party carries substantial risks to us.

We currently have no marketing, sales, or distribution capabilities because our product candidate is still in clinical development. If our product candidate completes clinical development and is approved, we intend to either establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidate in a legally compliant manner, or to outsource this function to a third party. There are risks involved if we decide to establish our own sales and marketing capabilities or enter into arrangements with third parties to perform these services. To the extent that we enter into collaboration agreements with respect to marketing, sales or distribution, our product revenue may be lower than if we directly marketed or sold any approved products. Such collaborative arrangements with partners may place the commercialization of our products outside of our control and would make us subject to a number of risks, including that we may not be able to control the amount or timing of resources that our collaborative partner devotes to our products or our collaborator’s willingness or ability to complete its obligations, and our obligations under our arrangements may be adversely affected by business combinations or significant changes in our collaborators’ business strategy.

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

Our information technology systems, or those of any of our existing or future CROs, manufacturers, other contractors, consultants, or collaborators, may be compromised, which could result in additional costs, significant liabilities, harm to our reputation and material disruption of our operations.

In the ordinary course of our business, we collect, process, and store proprietary, confidential, and sensitive information, including personal information (including health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties.

Despite the implementation of security measures, our information technology systems and infrastructure, and those of our current and any future CROs, manufacturers, other contractors, consultants, existing or future collaborators and other third party service providers are vulnerable to damage from various methods, including cybersecurity attacks, breaches, errors, malfeasance, or other technological failures, which can include, among other things, computer viruses, unauthorized access attempts, including third parties gaining access to systems using stolen or inferred credentials, ransomware attacks, denial-of-service attacks, phishing attempts, service disruptions, natural disasters, fire, terrorism, war and telecommunication and electrical failures. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication and intensity, and are becoming increasingly difficult to detect. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.

While we have implemented security measures designed to protect against security breaches, there can be no assurance that our security measures or those of our service providers, partners and other third parties, will be effective in protecting against all security breaches and material adverse effects on our business that may arise from such breaches. The recovery systems, security protocols, network protection mechanisms and other security measures that we (and our third parties) have integrated into our platform, systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure or data loss.

If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development program and our business operations including without limitation, disruptions of our drug development programs, delays in our regulatory approval efforts, regulatory investigations or enforcement actions, litigation, indemnity obligations, negative publicity, and financial loss and significant liabilities. In addition, system failures could cause the loss, theft, exposure, or unauthorized access or use of valuable clinical trial data as a result of accidents, errors or malfeasance by our employees, independent contractors or others working with us or on our behalf or otherwise disrupt our clinical activities and be expensive and time-consuming to remedy. Some of the federal, state and foreign government legal requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors or organizations with which we have formed strategic relationships. Notifications and follow-up actions related to a security breach could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed, ongoing or future clinical trials involving our product candidate could result in delays in our regulatory licensure efforts and significantly increase our costs to recover or reproduce the lost data. Any breach of our computer systems may result in a loss of data or compromised data integrity across many of our programs in various stages of development.

We may be required to expend resources; modify our business activities and practices; or modify our operations, including our development program activities; or information technology in an effort to comply with applicable data protection laws, privacy policies and data protection obligations.

To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidate could be delayed and we could be subject to significant fines or penalties for any noncompliance with certain state, federal or international privacy and security laws.

Our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption, failure or security breach, may not cover all claims made against us and could have high deductibles. Defending a suit, regardless of its merit, could be costly and divert management attention. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all.

Our business is subject to economic, political, regulatory and other risks associated with conducting business internationally.

We may seek regulatory approval or licensure of our product candidate outside of the United States. Accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals or licenses, including, but not limited to:

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
•
challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the U.S.;

•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

Disruptions at the FDA, the SEC and other government agencies could hinder their ability to perform normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government funding, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the U.S. Securities and Exchange Commission (SEC), and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

We may form or seek additional collaborations or strategic alliances or enter into additional licensing arrangements in the future. If any of these collaborations, strategic alliances or licensing arrangements are not successful, we may not be able to capitalize on the market potential of the product candidate.

We may in the future form or seek strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our current or future product candidates. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.

We face significant competition in seeking appropriate strategic partners, and the negotiation process for these sorts of transactions is time-consuming, complex and expensive. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety, potency, purity and efficacy and obtain marketing approval. Additionally, our existing partners may decide to acquire or partner with other companies developing oncology therapeutics, which may have an adverse impact on our business prospects, financial condition and results of operations.

Further, if we enter into additional collaboration agreements and strategic partnerships or license our product candidates, we may not be able to realize the benefit of those transactions if we are unable to successfully integrate them with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business prospects, financial condition and results of operations. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies the entry into the transaction in the first place. Any delays in entering into new collaborations or strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidate in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

We rely on third parties to manufacture our product candidate. Any failure by a third party manufacturer to produce acceptable raw materials or product candidate for us or to obtain authorization from the FDA or comparable foreign regulatory authorities relating thereto may delay or impair our ability to initiate or complete our clinical trials, obtain regulatory licensure or approvals or commercialize approved products.

We do not currently have, nor do we plan to acquire, the infrastructure or capability to manufacture or distribute preclinical, clinical or commercial quantities of drug substance or drug product, including our existing product candidate. We rely on third party contract manufacturers to manufacture our preclinical and clinical trial product supplies. We expect to continue to rely on third party manufacturers if we receive regulatory licensure for our product candidate. We do not have complete control over the ability of our third party manufacturers to maintain adequate manufacturing capacity and capabilities to serve our needs, including quality control, quality assurance and qualified personnel. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices, whether as a result of inflationary pressures or otherwise.

In particular, any replacement of any of our manufacturers could require significant effort and expense because there may be a limited number of qualified replacements and could take a significant amount of time to complete.

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as Current Good Manufacturing Practice (cGMP). In the event that any of our manufacturers fail to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidate may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidate. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop our product candidate in a timely manner or within budget.

We expect to continue to rely on third party manufacturers if we receive regulatory licensure for our product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third party manufacturing for our product candidate, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidate successfully. Our or a third party’s failure to execute on our manufacturing requirements and comply with cGMP or similar foreign requirements could adversely affect our business in a number of ways, including:

• an inability to initiate or continue clinical trials of the product candidate under development;

• delay in submitting regulatory applications, or receiving regulatory licenses, for the product candidate;

• loss of the cooperation of an existing or future collaborator;

• subjecting third party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;

• requirements to cease distribution or to recall batches of our product candidate; and

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

We have only limited technology transfer agreements in place with respect to our product candidate, and these arrangements do not extend to commercial supply and, in some instances, to clinical supply. We acquire many key materials on a purchase order basis. As a result, we do not have long-term committed arrangements with respect to our product candidate and other materials. If we receive marketing licensure for our product candidate, we will need to establish an agreement for commercial manufacture with a third party.

The CDMOs we retain may not be able to comply with cGMP regulations or comparable foreign regulatory requirements. Our failure, or the failure of our CDMOs, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of license, license revocation, seizures or recalls of our product candidate or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

The facilities used by our contract manufacturers to manufacture our product candidate must be approved by the FDA or the EU Member States in coordination with the EMA pursuant to inspections that will be conducted after we submit our BLA to the FDA or our marketing authorization application to the EMA. We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing. Third party manufacturers may not be able to comply with cGMP regulations or comparable foreign regulatory requirements. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory bodies, they will not be able to secure and/or maintain marketing licensure for their manufacturing facilities. In addition, we do not have complete control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, EU Member States and the EMA or other comparable regulatory authorities do not approve these facilities for the manufacture of our product candidate or if they withdraw any such licensure in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing licensure for or market our product candidate, if approved or licensed.

Our failure, or the failure of our third party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of licensure, license revocation, seizures or recalls of products or our product candidate, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidate and harm our business and results of operations. Our product candidate and any products that we may develop may compete with other product candidates and products for access to suitable manufacturing facilities. As a result, we may not obtain access to these facilities on a priority basis or at all. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing licensure. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If our current CDMOs cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidate, we may incur added costs and delays in identifying and qualifying any such replacement manufacturer or be able to reach agreement with any alternative manufacturer.

Our current and anticipated future dependence upon others for the manufacture of our product candidate or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing licensure on a timely and competitive basis.

A portion of our manufacturing of our product candidate takes place in China, through third party manufacturers. A significant disruption in the operation of those manufacturers could materially adversely affect our business, financial condition and results of operations.

We currently contract manufacturing operations to third parties, and large quantities of our product candidate is manufactured by these third parties globally, including in China. Any disruption in production or inability of our manufacturers to produce adequate quantities to meet our needs could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidate. Foreign and certain Chinese biotechnology companies and CDMOs, may become subject to U.S. legislation, including the legislation pending in Congress called the BIOSECURE Act. The Act could impose trade restrictions, sanctions, and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities. If we are restricted or prohibited from working with our current CDMOs, we may incur added costs or reduction of the supply of material available to us, delays in the procurement or supply of such material or adverse effects on our ability to manufacture our product candidate. Any of these matters could materially and adversely affect our business and results of operations. Any recall of the manufacturing lots or similar action regarding our product candidate used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings.

Our CDMOs may be unable to successfully scale-up manufacturing of our product candidate in sufficient quality and quantity, which would delay or prevent us from developing our product candidate and commercializing approved products, if any.

In order to conduct clinical trials of our product candidate, we will need to manufacture it in large quantities. Quality issues may arise during scale-up activities. Our reliance on a limited number of CDMOs, the complexity of drug manufacturing and the difficulty of scaling up a manufacturing process could cause the delay of clinical trials, regulatory submissions, required licensure, or commercialization of our product candidate, cause us to incur higher costs and prevent us from commercializing our product candidate successfully. Furthermore, if our CDMOs fail to deliver the required commercial quality and quantities of materials on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement CDMOs capable of production in a timely manner at a substantially equivalent cost, then testing and clinical trials of our product candidate may be delayed or infeasible, and regulatory licensure or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

If we are unable to obtain sufficient raw and intermediate materials on a timely basis or if we experience other manufacturing or supply difficulties, our business may be adversely affected.

The manufacture of our product candidate requires the timely delivery of sufficient amounts of raw and intermediate materials. We work closely with our suppliers to ensure the continuity of supply but cannot guarantee these efforts will always be successful. Further, while efforts are made to diversify our sources of raw and intermediate materials, in certain instances we acquire raw and intermediate materials from a sole supplier. While we believe that alternative sources of supply exist where we rely on sole supplier relationships, there can be no assurance that we will be able to quickly establish additional or replacement sources for some materials. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture our product candidate in a timely or cost-effective manner.

We expect to rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for completing such trials.

We will rely on third party CROs to conduct clinical trials for our biological product candidate. We currently do not plan to conduct any clinical trials independently. Agreements with these CROs might terminate for a variety of reasons, including for their failure to perform. Entry into alternative arrangements, if necessary, could significantly delay our product development activities.

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

If these CROs do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing licenses for our product candidate and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidate.

Risks Related to Our Intellectual Property

If we are unable to obtain or protect our intellectual property in and to our product candidates, we may not be able to compete effectively in our markets.

We rely upon a combination of patents, proprietary know-how, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates and discovery programs. Our success depends in large part on our ability to obtain and maintain patent and other intellectual property rights in the U.S. and other countries. We and or licensors have filed patent applications in the U.S. and abroad directed to our product candidates in an effort to establish intellectual property positions for their compositions of matter as well as uses in the treatment of diseases. Our intellectual property includes patents and patent applications that we own, as well as those we in-license, including in-licensed patents that we manage directly and those that remain managed by our licensors.

We or our licensors have not pursued or maintained, and may not pursue or maintain in the future, patent protection for our product candidates in every country or territory in which we may sell our products, if approved. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we cannot be sure that any of our pending patent applications will issue, or that if issued, will be in a form advantageous to us. The United States Patent and Trademark Office (USPTO), international patent offices, or judicial bodies may deny, or significantly narrow claims made under our patent applications and our patents may be successfully challenged, may be designed around, or may otherwise be of insufficient scope to provide us with protection for our commercial products.

It is possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may be subject to a third party submission of prior art to the USPTO, or other patent offices, in our pending patent applications. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing. In addition to the above, patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO may be significantly narrowed or may not issue at all. The claims of our issued patents or patent applications when issued may not cover our current or future product candidates, or even if such patents provide coverage, the coverage obtained may not provide any competitive advantage. The patent applications that we own, or in-license, may fail to result in issued patents with claims that cover our current or future product candidates in the U.S. or in other foreign countries, or we may be required to disclaim all or a portion of the remaining patent term to secure issuance. Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of current and future product candidates. Further, if we encounter delays in regulatory licensure or approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. Furthermore, other parties may have developed or may develop technologies that may be related to, or competitive with, our technologies, and such parties may have filed, or may file, patent applications, or may have received, or may receive, patents, claiming inventions that may overlap or conflict with those claimed in our patent applications or issued patents, and that we may rely upon to establish exclusivity for our products in the market. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. It is also possible that in our evaluation of third party intellectual property, we failed to identify relevant patents or applications. We cannot guarantee that any of our patent searches or analyses, including but not limited to the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third party patent and pending application in the U.S. and abroad that is relevant to or necessary for the commercialization of our current and future products. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or drugs, in whole or in part, or which effectively prevent others from commercializing competitive technologies and drugs. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patent rights may be challenged in the courts or patent offices in the U.S. and abroad. For example, we may become involved in opposition, derivation, reexamination, inter partes review, post-grant review, or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such proceeding, or in litigation, could reduce the scope of our patent claims, result in our patent rights being held invalid, in whole or in part, or unenforceable, or limit the duration of the patent protection of our technology and products, and allow third parties to commercialize our technology or products and compete directly with us without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize our current or any future product candidates.

Moreover, patents have a limited lifespan. In the U.S. and internationally, a patent generally expires 20 years after the earliest filing date of a non-provisional patent application. Various extensions may or may not be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our current or future product candidates, we may be open to competition from generic and/or biosimilar versions of such products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent rights may not provide us with sufficient rights to exclude others from commercializing drugs similar or identical to ours. We may also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. Even if our patent rights are unchallenged, our issued patents and our pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our owned patent rights by developing similar or alternative technologies or products in a non-infringing manner. For example, a third party may develop a competitive product that provides benefits similar to one or more of our product candidates, but that has a different composition that falls outside the scope of our patent protection. If the protection provided by our patent rights with respect to our product candidates is not sufficiently broad to impede such competition, or if the breadth, strength or term (including any extensions or adjustments) of protection provided by our patent rights with respect to our product candidates or any future product candidates is successfully challenged, our ability to successfully commercialize our product candidates could be negatively affected, which would harm our business.

Obtaining and maintaining our patent rights depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or patent applications will have to be paid to the USPTO and various government patent agencies outside of the U.S. over the lifetime of our owned and licensed patents and/or applications and any patent rights we may own or license in the future. We rely on a combination of in-house employees, reputable law firms, service providers, and our licensors to pay these fees and to help us comply with these requirements. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our products or technologies, we may not be able to stop a competitor from marketing products that are the same as, or similar to, our product candidates, which would have a material adverse effect on our business. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could harm our business.

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

Third parties may initiate legal proceedings against us or our licensors or collaborators alleging that we or our licensors or collaborators are infringing their intellectual property rights or to challenge the validity or scope of our intellectual property rights, including in oppositions, interferences, reexaminations, inter partes reviews, derivation or other similar proceedings before the U.S. or other domestic or foreign jurisdictions. These proceedings can be expensive and time-consuming and adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensors or collaborators can.

An unfavorable outcome could require us or our licensors or collaborators to cease using the related technology or developing or commercializing our product candidates, or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us or our licensors or collaborators a license on commercially reasonable terms or at all. Even if we or our licensors or collaborators obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensors or collaborators. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business.

We may be subject to claims asserting that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Many of our employees, consultants or advisors were previously, or are currently, employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals have used or disclosed confidential information or intellectual property, including trade secrets, or other proprietary information of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and distract management.

We may in the future be subject to claims by our former employees or consultants asserting an ownership right in our patents, or patent applications, as a result of the work they performed on our behalf. Although it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own, and we cannot be certain that our agreements with such parties will be upheld in the face of a potential challenge or that they will not be breached, for which we may not have an adequate remedy. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property.

Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. If we breach our Pfizer license agreement or any of the other agreements under which we acquired, or will acquire, intellectual property rights covering our product candidates, we could lose the ability to continue the development and commercialization of the related product candidates(s).

The licensing of intellectual property is of critical importance to our business and to our current and future product candidates, and we may enter into additional such agreements in the future. In particular, the rights to the intellectual property covering micvotabart pelidotin are in-licensed from Pfizer. If we fail to meet our obligations under any of our in-license agreements, including the amended and restated license agreement with Pfizer, dated October 6, 2022, as further amended, then the licensor may terminate the license agreement. If one of our material in-license agreements is terminated, we will lose the right to continue to develop and commercialize the product candidate(s) covered by such in-license agreement. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under our in-license agreements, we may not be able to do so in a timely manner, at an acceptable cost or at all.

We may become involved in lawsuits to protect or enforce our patents, the patents of our licensors or our other intellectual property rights, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming and is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid, is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in such proceedings could put one or more of our owned or licensed patents at risk of being invalidated or interpreted narrowly and could put our owned or licensed patent applications at risk of not issuing. The initiation of a claim against a third party might also cause the third party to bring counter claims against us, such as claims asserting that our patent rights are invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent, withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review, or post-grant review, or oppositions or similar proceedings outside the U.S., in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is or will be no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates. Such a loss of patent protection could harm our business.

We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the U.S. Any litigation or other proceedings to enforce our intellectual property rights may fail, and even if successful, may result in substantial costs and distract our management and other employees.

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

The U.S. has recently enacted and implemented wide ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available or weakening the rights of patent owners in certain circumstances or situations. In addition to increasing uncertainty regarding our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce patents that we own, have licensed or that we might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions, changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we own or have licensed or that we may obtain in the future. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties, or limit the enforceability of patents against third parties, including government agencies or government contractors.

We may not be able to protect our intellectual property rights throughout the world, which could negatively impact our business.

Filing, prosecuting and defending patents covering our current and any future product candidates in all countries throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we or our licensors have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection but where patent enforcement is not as strong as the U.S. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents and any future patent claims, or other intellectual property rights may not be effective or sufficient to prevent them from so competing. Additionally, some foreign countries do not protect intellectual property rights to the same extent as the federal laws of the U.S. and we may encounter problem protecting and defending our intellectual properties rights in such countries, which could negatively affect our business. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties, or limit the enforceability of patents against third parties, including government agencies or government contractors.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position may be harmed.

In addition to seeking patent and trademark protection for our product candidates, we may also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees, advisors and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we may not be able to obtain adequate remedies for any such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets.

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

We also seek to preserve the integrity and confidentiality of our data and other confidential information by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached and detecting the disclosure or misappropriation of confidential information and enforcing a claim that a party illegally disclosed or misappropriated confidential information is difficult, expensive, time-consuming, and the outcome is unpredictable. Further, we may not be able to obtain adequate remedies for any breach. In addition, our confidential information may otherwise become known or be independently discovered by competitors, in which case we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us.

Reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Since we rely on third parties to help us discover, develop, manufacture or commercialize our current and any future product candidates, or if we collaborate with third parties for the development, manufacturing or commercialization of our current or any future product candidates, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure could have an adverse effect on our business and results of operations.

In addition, these agreements typically restrict the ability of our advisors, employees, third party contractors and consultants to publish data potentially relating to our trade secrets. Despite our efforts to protect our trade secrets, we may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements. Moreover, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our confidential information or proprietary technology and processes. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees, contractors and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. Moreover, if confidential information that is licensed or disclosed to us by our partners, collaborators, or others is inadvertently disclosed or subject to a breach or violation, we may be exposed to liability to the owner of that confidential information. Enforcing a claim that a third party illegally or unlawfully obtained and is using our trade secrets, like patent litigation, is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the U.S. are sometimes less willing to protect trade secrets.

Risks Related to Our Common Stock

Our stock price is volatile, and you could lose all or part of your investment.

Our stock price is highly volatile. As a result of this volatility, investors may not be able to sell their common stock at or above the price they purchased their common stock. The market price for our common stock may be influenced by many factors, including the other risks described in this section of the Annual Report on Form 10-K titled “Risk Factors” and the following:

•
results of our preclinical studies, IND submissions and clinical trials, of our product candidate, or those of our competitors or our existing or future collaborators;
•
regulatory or legal developments in the U.S. and other countries;
•
the success of competitive products or technologies;
•
introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
•
regulatory actions with respect to our products, product candidate, preclinical studies, clinical trials, manufacturing process or sales and marketing terms or that of our competitors;
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
•
our ability or inability to raise additional capital and the terms on which we raise it, including announcement and expectation of additional financing efforts;
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
•
changes in accounting principles; and
•
general economic, industry and market conditions, including, but not limited to, terrorist acts, acts of war, periods of widespread civil unrest, natural disasters, public health emergencies and other calamities.

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business or our market. If no or few securities or industry analysts commence or maintain coverage of us, the trading price for our stock would be negatively impacted. If any of the analysts who cover us issue adverse or misleading research or reports regarding us, our business model, our intellectual property, our product candidate, our stock performance or our market, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, bank failures, increases in inflation rates and uncertainty about economic stability. Any such volatility and disruptions may have adverse consequences for us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Inflation can adversely affect us by increasing our costs, including personnel costs. Any significant increases in inflation and related increases in interest rates could have a material adverse effect on our business, results of operations and financial condition.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval and their interests may conflict with your interests as an owner of our common stock.

As of March 17, 2025, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially own approximately 39.3% of our outstanding common stock. As a result, these stockholders, if acting together, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to us may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (IPO), (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700 million as of the prior June 30th and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S Securities and Exchange Commission. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, another state court located within the State of Delaware, or the federal district court for the District of Delaware) shall be the sole and exclusive forum for the following types of proceedings: (1) any derivative action or proceeding brought on our behalf under Delaware law, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or bylaws, (4) any other action asserting a claim that is governed by the internal affairs doctrine or (5) any other action asserting an “internal corporate claim,” as defined in Section 115 of the Delaware General Corporation Law. This provision would not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. Our amended and restated bylaws further provide that the federal district courts of the U.S. will be the exclusive forum to the fullest extent permitted by law, for resolving any complaint asserting a cause of action arising under the Securities Act or the Exchange Act. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation and amended and restated bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation and amended and restated bylaws described above.

Our ability to use net operating loss carryforwards and other tax attributes may be subject to limitations.

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. Unused losses will carry forward to offset future taxable income, if any, subject to certain limitations (including the limitations described below) until such unused losses expire. As of December 31, 2024, our federal and state net operating losses (NOLs) in the U.S. were $63.1 million ($300.7 million before tax) and $15.1 million ($229.6 million before tax), respectively. The federal NOL carryforwards in the U.S. after tax year 2017 can be carried forward indefinitely but may be subject to annual usage limitations to the extent certain substantial changes our ownership occur. The federal NOL and the state NOL carryforwards of the Company will begin to expire in 2033 and 2035, respectively. In addition, the federal and state credit carryovers of the Company will begin to expire in 2030. These loss and credit carryforwards are subject to review and possible adjustment by the relevant taxing authorities.

Our NOL and credit carryforwards are subject to review and possible adjustment by the IRS, and state tax authorities. Under Section 382 of the Internal Revenue Code of 1986, as amended, our federal NOL and credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership of our company, which generally occurs if one or more stockholders, or groups of stockholders, who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from our IPO or other transactions, or any resulting limitations on our ability to utilize our NOL carryforwards and other tax attributes. In addition, we may experience ownership changes in the future due to subsequent shifts in our stock, some of which are outside of our control. If we earn taxable income, such limitations could result in increased future income tax liability to us, and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our NOL carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We take a risk-based approach in implementing and maintaining various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and information related to our clinical trials, products in development and proprietary technologies (IT Systems and Data).

Our information security function, supported by members of our IT department and our third party IT service providers, helps identify, assess and manage our cybersecurity threats and risks. This team helps to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example: automated tools, subscribing to reports and services that identify cybersecurity threats and analyzing such reports of threats and actors, conducting scans of our threat environment, evaluating threats reported to us, conducting vulnerability assessments, and working with third parties to conduct certain tests of our environment.

Depending on the environment and systems, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our IT Systems and Data, including, for example: incident detection and response procedures; an incident response policy; a disaster recovery plan; conducting risk assessments; maintaining network security controls; encrypting certain of our data; maintaining access and physical security controls; systems monitoring; assessing vendor risk; employee training; and maintaining cybersecurity insurance.

The cybersecurity risk management and mitigation measures we implement for certain of our IT Systems and Data including for example (1) cybersecurity risk is addressed as a component of our enterprise risk management assessment processes; (2) the information security function works with senior management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business; (3) our senior management evaluates material risks from cybersecurity threats against our overall business objectives and reports to the Audit Committee of the Board, which evaluates our overall enterprise risk, (4) policies and procedures to manage how IT Systems and Data are collected, maintained and stored, (5) communicating with and training personnel on cybersecurity risks and trends.

We use third party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats.

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part I. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Our information technology systems, or those of any of our existing or future CROs, manufacturers, other contractors, consultants, or collaborators, may be compromised, which could result in additional costs, significant liabilities, harm to our reputation and material disruption of our operations.”

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

Our Chief Financial Officer (CFO) is primarily responsible for assessing and managing cybersecurity risks across the company based on the assessments by our Senior Director of IT and third party IT specialists. Additionally, our cybersecurity risk assessment and management processes are implemented and maintained by our Senior Director of IT with assistance from third party IT specialists. Our CFO has extensive experience managing risks at our company and at similar companies in the past, including risks arising from cybersecurity threats. Our Senior Director of IT has over 25 years of experience in IT security, and data analytics.

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

Holders of Our Common Stock

Broadridge Corporate Issuer Solutions, Inc is our transfer agent and registrar for our common stock. As of the close of business on March 17, 2025, there were approximately 52 holders of record of shares of our common stock. These numbers were derived from our stockholder records and do not include beneficial owners of our common stock whose shares are held in “street” name with various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

None.

Use of Proceeds from Initial Public Offering

Our initial public offering of common stock, or the IPO, was effected through a Registration Statement on Form S-1 (File No. 333-259627) that was declared effective by the U.S. Securities and Exchange Commission (SEC) on October 7, 2021. We issued and sold in aggregate 10,500,000 shares of common stock, at a public offering price of $16.00 per share, for net proceeds of $152.3 million after deducting underwriting discounts, commissions and other offering costs of $15.7 million. BofA Securities, Inc., Jefferies LLC, Credit Suisse Securities (USA) LLC, William Blair & Company, L.L.C. and LifeSci Capital LLC acted as underwriters for the offering. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any of our affiliates. We have invested the net proceeds from the IPO in a money market fund.

Our planned use of the net proceeds from the IPO as described in our final prospectus filed with the SEC on October 8, 2021 has changed due to the re-prioritizations of our pipeline contemplated in connection with our reorganization announced in November 2023 and our portfolio prioritization announced in December 2024. As a result, we currently expect to use our cash and cash equivalents, which include the net proceeds from our IPO, to advance the clinical development of micvotabart pelidotin, as well as for general corporate purposes.

Securities authorized for issuance under equity incentive plans

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Overview

Pyxis Oncology is a clinical stage oncology company executing on a development strategy designed to address unmet medical needs in patients with solid tumors with an immediate focus on head and neck squamous cell carcinoma (HNSCC) tumors.

Our lead product candidate, micvotabart pelidotin, formerly referred to as PYX-201, is an investigational novel antibody-drug conjugate (ADC) that uniquely targets Extradomain-B Fibronectin (EDB+FN), a non-cellular structural component within the tumor extra-cellular matrix (ECM). The tumor ECM is a complex network of fibrous proteins and molecules with unique composition that play an important role in cell development and tumor growth and in some instances, in supporting metastasis. The fibronectin strands within the ECM give the tumor shape and support the clustering of tumor cells.

Fibronectin is a key component of the ECM and its downstream signaling pathways regulate cell adhesion, migration, differentiation and wound healing. EDB+FN is an alternatively spliced form of fibronectin. EDB+FN regulates blood vessel morphogenesis, which provides the tumor access to nutrition and oxygen, and provides a means to remove waste and a pathway for cells to metastasize. EDB+FN is a compelling target for cancer therapeutics as the physiological expression of EDB+FN is very low in healthy adult tissues, yet it is found to be highly expressed in a large variety of solid tumor tissues. EDB+FN is also found to be expressed during embryogenesis.

By targeting EDB+FN, our goal is to destabilize the barrier that protects, feeds, and provides structure to the tumor, in addition to killing tumor cells directly while sparing healthy cells.

Our ADC, micvotabart pelidotin, consists of human Immunoglobulin G1 (IgG1) and is site-specifically conjugated with a cleavable linker and a microtubule inhibitor (optimized auristatin) payload. Micvotabart pelidotin is designed to optimize linker stability to enable delivery of the next generation auristatin payload that can be cleaved and released in the ECM and penetrate through the tumor cell membrane to kill tumor cells directly without the need for cell surface antigen-mediated internalization of the ADC. Unlike conventional ADCs which bind to the tumor cell surface antigens, micvotabart pelidotin is designed to deliver the auristatin payload to the extra-cellular environment and release the free payload to kill tumor cells as well as activated fibroblasts and vascular endothelial cells that support tumor growth. We believe the free payload kills the tumor cells through a combination of bystander effect directly killing highly proliferative cells and through stimulation of the local immune cells.

We conducted a Phase 1 dose escalation (Part 1) study, referred to as PYX-201-101 which began dosing patients in March of 2023. The study’s objective was to evaluate micvotabart pelidotin monotherapy in patients with advanced solid tumors predicted to express EDB+FN. PYX-201-101 (Part 1) is an open label, multicenter, dose escalation Phase 1 trial designed to evaluate the safety, tolerability, pharmacokinetics (PK), pharmacodynamics (PD) and preliminary efficacy of micvotabart pelidotin, and to identify recommended doses for further study. Patients with a variety of relapsed or refractory solid tumor types were eligible to participate, including patients with recurrent and metastatic head and neck squamous cell carcinoma (R/M HNSCC), hepatocellular carcinoma (HCC), hormone receptor positive and human epidermal growth factor receptor 2 negative (HR+/HER2-) breast cancers, locally advanced / metastatic non-small cell lung cancer (NSCLC), ovarian cancer, pancreatic ductal adenocarcinoma (PDAC), renal cell carcinoma (RCC), sarcoma, thyroid cancer and triple negative breast cancer (TNBC). A total of 80 patients were dosed during the PYX-201-101 (Part 1) study.

In November 2024, we announced positive preliminary data from Part 1 of our Phase 1 dose escalation study of PYX-201-101 with a data cut-off date of October 4, 2024. The enrolled patients were heavily pre-treated with a median of four prior lines of systemic therapy in the advanced disease setting as many were seeking the micvotabart pelidotin experimental therapy as part of end-of-life care. Of the ten solid tumor types eligible to enroll in the study, patients across nine solid tumor types were enrolled and dosed. Tumor regression was observed in patients across all nine solid tumor types that were enrolled. The identified dose response range in the study was 3.6 mg/kg – 5.4 mg/kg IV Q3W.

The R/M HNSCC patients were observed to show the strongest tumor regression response during this Part 1 phase of the study. Among the six efficacy evaluable patients with R/M HNSCC at the therapeutically active dose response range of 3.6 mg/kg – 5.4 mg/kg IV Q3W, the study achieved a confirmed 50% objective response rate (ORR) based on RECIST 1.1 criteria including one confirmed complete response (cCR) and two confirmed partial responses (cPRs) and yielded a disease control rate (DCR) of 100%. These six heavily pre-treated patients with R/M HNSCC had either HPV-positive (HPV+) or HPV-negative (HPV-) tumors and a median of four prior lines of systemic therapy in the advanced disease setting.

While we observed evidence of tumor regression across all nine solid tumor types that were enrolled in the Phase 1 Part 1 dose escalation study, dose responses were most pronounced in six solid tumor types of interest, including R/M HNSCC, HR+/HER2- breast cancer, NSCLC, ovarian, sarcoma and TNBC, at the therapeutically active dose response range of 3.6 mg/kg – 5.4 mg/kg IV

Q3W. Micvotabart pelidotin achieved a 26% ORR (n=31) in patients with these six solid tumor types dosed at 3.6 mg/kg – 5.4 mg/kg IV Q3W.

Dose-dependent responses were observed in patients who had failed to respond or had developed resistance to prior microtubule inhibitors (MTIs) such as taxanes or an ADC with Monomethyl Auristatin E (MMAE) payload. We believe this is a significant finding as response in this patient population indicates that prior treatment with MTIs may not confer resistance to micvotabart pelidotin. Additionally, we observed tumor regression in patients who had progressed on previous treatment with ADCs with Topoisomerase 1 Inhibitor payloads, which is a significant finding given the number of ADCs with Topoisomerase 1 Inhibitor payloads that are approved and in clinical development. Finally, we observed that several R/M HNSCC patients who had been previously treated with and progressed on epidermal growth factor receptor inhibitors (EGFRi) directed therapies experienced tumor regression while being treated with micvotabart pelidotin. We believe this is a very important observation as the R/M HNSCC marketplace is evolving to potentially include new EGFRi targeting agents and the ability for our product candidate to regress tumors in patients who have relapsed on EGFRi therapies will enable us to compete in both the current and emerging standard of care landscape. We believe the totality of our preliminary data supports further development of both micvotabart pelidotin monotherapy expansion and combination therapy trials.

Our Clinical Pipeline

In February 2025, the U.S. Food and Drug Administration (FDA) granted Fast Track Designation to micvotabart pelidotin for the monotherapy treatment of adult patients with R/M HNSCC whose disease has progressed following treatment with platinum-based chemotherapy and an anti-PD-(L)1 antibody.

Fast Track Designation is an FDA program intended to facilitate and expedite the development and review of new drugs in the U.S. for the treatment of a serious or life-threatening condition. To qualify for this designation, there must be clear data demonstrating the drug has potential to address unmet medical need in the designated condition.

Based on the strength of the HNSCC signal that emerged in the Part 1 dose escalation study of PYX-201-101, we have decided to prioritize our resources to focus the next stage of development on characterizing the R/M HNSCC efficacy signal.

The following table summarizes our clinical pipeline reflecting this prioritized focus:

In early January 2025, we initiated the dose expansion phase (Part 2) of the PYX-201-101 monotherapy study with a prioritized focus to confirm the preliminary efficacy signals in R/M HNSCC seen in Part 1. We are actively recruiting patients for two monotherapy R/M HNSCC expansion cohorts. The Part 2 dose expansion phase includes the following two R/M HNSCC cohorts across sites in the United States (US), European Union (EU) and other countries:

•
micvotabart pelidotin monotherapy for second line (2L) and third line (3L) R/M HNSCC patients who have received prior platinum-based chemotherapy and prior PD-(L)1 inhibitor therapy. We expect to enroll patients in this expansion cohort at the 5.4 mg/kg IV Q3W dose, a pharmacologically active dose identified during Part 1 of this trial where we have seen clinically meaningful anti-tumor activity with manageable safety. We anticipate having preliminary data in the second half of 2025; and
•
micvotabart pelidotin monotherapy for 2L and 3L R/M HNSCC patients who have received prior epidermal growth factor receptor (EGFR) directed therapy and prior PD-(L)1 inhibitor therapy. We expect to enroll patients in this expansion cohort also at the 5.4 mg/kg IV Q3W dose and anticipate having preliminary data in the first half of 2026.

We are planning to hold a discussion with the FDA to align on our approach for finding the optimal monotherapy dose, as required under Project Optimus and expect the dose optimization phase to commence in 2026.

In November 2024, we announced a Clinical Trial Collaboration and Supply Agreement with Merck & Co, Inc. or Merck (known as MSD outside of the US and Canada), for a Pyxis Oncology-sponsored study of micvotabart pelidotin in combination with Merck’s anti-PD-(L)1 therapy, KEYTRUDA® (pembrolizumab).

In early January 2025, we initiated the Phase 1/2 combination study with KEYTRUDA® now called PYX-201-102 and are actively recruiting patients in this study. PYX-201-102 is a Phase 1/2 open label, global, multicenter dose escalation and dose expansion study to evaluate the safety, tolerability, PK, PD and preliminary efficacy of micvotabart pelidotin in combination with pembrolizumab in patients with advanced solid tumors. Patients with histologically or cytologically confirmed advanced solid tumors, including 1L R/M HNSCC, 2L+ R/M HNSCC, cervical cancer, gastric cancer, HR+/HER2- breast cancer, sarcoma and locally advanced or metastatic TNBC, are eligible to enroll.

We are planning to conduct the dose escalation phase of PYX-201-102 covering multiple tumor types with an aim to identify the Recommended Phase 2 Dose (RP2D) of micvotabart pelidotin in combination with pembrolizumab. We plan to enroll and dose patients to clear the three doses that will be tested in combination with pembrolizumab. During Part 1 dose escalation, we anticipate testing a fixed dose of pembrolizumab in combination with 3 different doses of micvotabart pelidotin ranging from 3.6 mg/kg – 5.4 mg/kg IV Q3W. Pembrolizumab (standard dose at 200 mg IV) will be given with escalating doses of micvotabart pelidotin with a starting dose of 3.6 mg/kg IV every 3 weeks (Q3W). Upon clearance of the initial dose level of 3.6 mg/kg IV Q3W by the Dose Escalation and Steering Committee (DESC), and depending on observed safety data, we may escalate to 4.4 mg/kg IV Q3W of micvotabart pelidotin with 200 mg IV of pembrolizumab, with a potential of dosing at 5.4 mg/kg IV Q3W of micvotabart pelidotin with 200 mg IV of pembrolizumab. We aim to select a dose of micvotabart pelidotin in combination with pembrolizumab by mid-year 2025, which will guide our discussion with the FDA about potential RP2D for further combination study.

Concurrently to the Part 1 dose escalation and assuming each dose clears the escalation step, the Phase 1/2 combination study will evaluate micvotabart pelidotin and pembrolizumab in patients with 1L and 2L+ R/M HNSCC. Patients will be enrolled for each dose in their respective backfill cohort upon clearance of the dose by the DESC. Pembrolizumab (standard dose at 200 mg IV) will be given with escalating doses of micvotabart pelidotin with a starting dose of 3.6 mg/kg IV every 3 weeks, followed by dose of 4.4 mg/kg IV Q3W, if DESC clears it and then a dose of 5.4 mg/kg IV Q3W, if DESC clears it. We anticipate having preliminary data on at least a subset of these R/M HNSCC patients in the second half of 2025. Timing of data availability from the full recruitment and dosing of R/M HNSCC patients is dependent on the timing of activation of additional clinical trial sites and patient enrollment. Further guidance on anticipated timing of the full preliminary data readout will be provided in 2025.

Since our inception, we have focused substantially all of our resources on conducting research and development activities, undertaking preclinical studies and clinical trials, organizing and staffing our company, business planning, raising capital, establishing and maintaining our intellectual property portfolio and identifying potential product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have incurred significant operating losses since our inception. We reported net losses of $77.3 million and $73.8 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $363.6 million, net equity of $120.8 million, and cash, cash equivalents and short-term investments of $126.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses and capital expenditures will increase substantially in connection with our ongoing activities. Our operations to date have been financed primarily through sales of convertible preferred stock and sale of equity securities and additional funding may be necessary to fund future clinical and preclinical activities.

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

Our ability to generate product revenues will depend upon our ability to successfully develop, obtain regulatory approval and commercialize our product candidate. Due to the numerous risks and uncertainties associated with product development and regulatory approval, we are unable to predict the amount, timing or whether we will be able to obtain product revenues.

Costs and Operating Expenses

Cost of Revenues

The components of our cost of revenues are expenses directly attributable to earn revenues. Pursuant to the Settlement Agreement with Novartis, we transferred our rights to future royalties on the net sales of Beovu® to Novartis and recorded the remaining definite-lived intangible asset of $0.5 million related to these royalty rights to cost of revenues. Refer to Note 5, Sale of Royalty Rights, in our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Research and Development Expenses

Research and development expenses consist of costs incurred for our research activities, including our discovery efforts and research work to support clinical development and the development of our programs. Research and development expenses are separated into program-specific costs and unallocated costs.

Program-specific costs include:

•
direct third party costs, which include expenses incurred under agreements with contract research organizations (CROs) and the cost of consultants who assist with the development of our product candidates on a program-specific basis, investigator grants, sponsored research and any other third party expenses directly attributable to the development of the product candidates;
•
costs of acquiring, developing, manufacturing and testing clinical and preclinical materials, including costs incurred under agreements with contract development and manufacturing organizations (CDMOs) to the extent they can be allocated to a specific program;
•
license fees and milestone payments related to the acquisition and retention of certain licensed technology and intellectual property rights for a specific product candidate; and
•
costs associated with preclinical and clinical activities that are directly attributable to the development of the product candidates.

Unallocated costs include:

•
employee-related expenses for research and development personnel, including salaries, bonus, payroll taxes, related benefits, severance and other staff-related expenses;
•
stock-based compensation expenses for employees engaged in research and development activities; and
•
facilities and other costs which include allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, laboratory supplies, third party cost for discovery research and the cost of consultants who assist with our research and development and costs related to contract manufacturing, but are not allocated to a specific program.

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

We expect that our research and development expenses will increase substantially in connection with our ongoing and planned clinical development activities related to our product candidate in the near term and in the future. The successful development of our product candidate is highly uncertain. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of our product candidate and we may never succeed in obtaining regulatory approval for our product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and personnel-related costs, including stock-based compensation for our personnel in executive, legal, finance and accounting, human resources and other administrative functions. General and administrative expenses also include professional fees for auditing, tax and legal services, as well as insurance, board of director compensation, consulting, other administrative expenses and facility costs not otherwise included in research and development expenses.

Other Income, Net

Other income, net primarily consists of interest earned on our invested cash and cash equivalent balances, accretion of discounts associated with our marketable debt securities and sublease income under our sublease.

Income Taxes

Since our inception, we have not recognized any income tax benefits for the net losses we have incurred or for the research and development tax credits earned in each year and interim period, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating losses (NOLs), carryforwards and tax credit carryforwards will not be realized.

As of December 31, 2024, our federal and state NOLs in the U.S. were $63.1 million ($300.7 million before tax) and $15.1 million ($229.6 million before tax), respectively. The federal NOL carryforwards in the U.S. can be carried forward indefinitely but may be subject to annual usage limitations to the extent certain substantial changes our ownership occur. The federal NOLs carryforward relating to tax years prior to 2017 of $5.9 million ($28.3 million before tax), acquired with Apexigen, begin to expire in 2033. The state NOL carryforwards begin expiring in 2035. In addition, as of December 31, 2024, we had $8.7 million and $3.9 million of federal and state credit carryovers related to research and development costs which begin to expire in 2030. These credit carryforwards related to research and development costs and NOLs are subject to review and possible adjustment by the relevant taxing authorities.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

Our results of operations were as follows (in thousands):

	Year Ended December 31,
	2024	2023	Change
Revenues
Royalty revenues	$8,146	$—	$8,146
Sale of royalty rights	8,000	—	8,000
Total revenues	16,146	—	16,146
Costs and operating expenses
Cost of revenues	475	—	475
Research and development	58,747	49,586	9,161
General and administrative	25,420	32,610	(7,190)
Impairment of in-process research and development intangible asset	20,964	—	20,964
Total costs and operating expenses	105,606	82,196	23,410
Loss from operations	(89,460)	(82,196)	(7,264)
Other income, net
Interest and investment income	7,039	6,630	409
Sublease income	2,926	1,776	1,150
Total other income, net	9,965	8,406	1,559
Loss before income taxes	(79,495)	(73,790)	(5,705)
Income tax benefit	(2,164)	—	(2,164)
Net loss	$(77,331)	$(73,790)	$(3,541)

Revenues

Revenues for the year ended December 31, 2024, were $16.1 million, compared to $0 for the year ended December 31, 2023. In March 2024, we entered into the Settlement Agreement with Novartis, pursuant to which we transferred our rights to future royalties on the net sales of Beovu® to Novartis for a one-time amount of $8.0 million. Novartis also agreed to forgo its right to reclaim royalties previously paid of $8.1 million to us and Apexigen. Both of these amounts were recognized as revenues upon execution of the Settlement Agreement during the year ended December 31, 2024.

Costs and Operating Expenses

Cost of Revenues

Upon execution of the Settlement Agreement with Novartis, we expensed the remaining definite-lived intangible asset of $0.5 million related to these royalty rights to cost of revenues.

Research and Development Expenses

Research and development expenses were as follows (in thousands):

	Year Ended December 31,
	2024	2023	Change
Program-specific costs:
Micvotabart pelidotin	$26,901	$8,649	$18,252
PYX-106	7,462	4,645	2,817
Other program costs	1,293	677	616
Total program costs	35,656	13,971	21,685
Unallocated costs:
Personnel-related expenses including stock-based compensation	17,295	26,294	(8,999)
Other costs	5,796	9,321	(3,525)
Total research and development expenses	$58,747	$49,586	$9,161

Research and development expenses increased by $9.1 million, from $49.6 million for the year ended December 31, 2023, to $58.7 million for the year ended December 31, 2024.

Micvotabart pelidotin program-specific research and development costs increased by $18.3 million, primarily due to a $10.2 million increase in contract manufacturing costs due to the timing of manufacturing runs for micvotabart pelidotin, a $4.8 million increase in clinical trial related expenses due to a higher number of patients dosed and a $2.3 million increase in preclinical and translation work to support micvotabart pelidotin clinical development work.

PYX-106 program-specific research and development costs increased by $2.8 million, primarily due to a $2.0 million increase in clinical trial related expenses and $0.7 million increase in contract manufacturing costs for our Phase 1 clinical trial, PYX-106-101.

Unallocated research and development costs decreased by $12.5 million which was primarily due to lower personnel-related expenses due to decreases in our headcount as a result of the reduction in workforce completed in the fourth quarter of 2023 and lower other unallocable costs of $3.5 million.

General and Administrative Expenses

General and administrative expenses were as follows (in thousands):

	Year Ended December 31,
	2024	2023	Change
Personnel-related expenses including stock-based compensation	$15,780	$21,090	$(5,310)
Professional and consultant fees	4,491	6,347	(1,856)
Facilities, insurance and other costs	5,149	5,173	(24)
Total general and administrative expenses	$25,420	$32,610	$(7,190)

General and administrative expenses decreased by $7.2 million, from $32.6 million for the year ended December 31, 2023, to $25.4 million for the year ended December 31, 2024. Personnel-related expenses decreased by $5.3 million, primarily due to a $2.4 million decrease in employee costs as a result of the reduction in workforce completed in the fourth quarter of 2023 and higher stock-based compensation of $2.6 million in the prior comparable period. The decrease in professional and consultant fees is primarily due to higher legal costs in the prior year related to the acquisition and integration of Apexigen.

Impairment of In-Process Research and Development Intangible Asset

In December 2024, we announced our strategic realignment plan to prioritize resources towards clinical development of our lead asset micvotabart pelidotin and we continue to defer further clinical development of PYX-107. Given the uncertain timing of future clinical development of PYX-107, our decline in market capitalization in the fourth quarter of 2024 and the current biotech environment, in which access to additional capital is limited, we concluded that the in-process research and development intangible asset related to PYX-107 was fully impaired during the fourth quarter of 2024. We recognized a non-cash impairment loss of $21.0 million during the year ended December 31, 2024. No impairment loss was recorded during the year ended December 31, 2023. We continue to believe in the scientific and clinical potential of PYX-107 and the opportunity to advance clinical development of PYX-107 may be re-evaluated upon new data availability from any ongoing investigator initiation trials (ISTs) in PYX-107 in the context of any future portfolio evaluations that we may conduct.

PYX-107 was acquired by us in August 2023 as part of the acquisition of Apexigen. Despite the impairment loss, the acquisition of Apexigen remains a net accretive transaction for us, whereby we issued 4.3 million common stock to acquire Apexigen in a non-cash transaction and received $9.5 million of cash since acquisition from the sale of royalty rights and royalty payments. Further, the assets acquired still have revenue generating potential through potential development milestone from out-licensing arrangement, particularly related to Simcere for which application for approval is submitted to Chinese health regulator.

Other Income, net

The increase in other income, net for the year ended December 31, 2024, as compared to 2023, was primarily the result of a $1.1 million increase in sublease income as rent payments on the sublease began mid-2023.

Liquidity and Capital Resources

We had cash, cash equivalents and short-term investments of $126.9 million as of December 31, 2024. For the years ended December 31, 2024 and 2023, we had net losses of $77.3 million and $73.8 million, respectively. As of December 31, 2024, we had an accumulated deficit of $363.6 million

On November 1, 2022, we filed a registration statement on Form S-3 with the U.S. Securities and Exchange Commission (SEC) for the issuance of common stock, preferred stock, warrants, debt securities, rights and units up to an aggregate of $250.0 million. On November 14, 2022, the registration statement was declared effective by the SEC. The registration statement includes an at-the-market (ATM) offering program for the sale of up to $125.0 million shares of our common stock.

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

As of December 31, 2024, we had $106.2 million of remaining capacity available under the ATM offering program.

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance further clinical trials for micvotabart pelidotin. The timing and amount of our funding requirements will depend on many factors, including:

•
the cost associated with monotherapy and combination therapy clinical trials for micvotabart pelidotin;
•
the manufacture of drug products and drug substance for micvotabart pelidotin;
•
the timing and progress of our other preclinical and clinical development activities;
•
the progress of the development efforts of parties with whom we have entered or may in the future enter into in-licensing, collaborations and research and development agreements;
•
the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for our product candidate for which we receive marketing licensure;
•
our ability to maintain our current licenses and research and development programs and to establish new collaboration arrangements;
•
the costs involved in prosecuting, maintaining and enforcing patent and other intellectual property rights;
•
the cost and timing of regulatory licenses; and
•
insurance, legal and other regulatory compliance expenses to operate as a public company.

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

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(57,672)	$(70,709)
Net cash provided by (used in) investing activities	8,155	(104,849)
Net cash provided by financing activities	59,326	5,929
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,809	$(169,629)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024, was $57.7 million, which consisted of our net loss of $77.3 million and a net change in our operating assets and liabilities of $11.8 million, offset by non-cash charges of $31.5 million. The non-cash charges were primarily due to $21.0 of impairment, $12.9 million in stock-based compensation and $3.0 million of depreciation and amortization expense, offset by $6.1 million of accretion of discounts on marketable debt securities. The net change in our operating assets and liabilities was primarily due to a decrease of $7.7 million in deferred revenue related to the Settlement Agreement with Novartis, a reduction of $1.7 million in accrued expenses and other current liabilities and operating lease payments of $1.2 million. These decreases were partially offset by a $1.2 million increase in accounts payable related to timing of vendor payments.

Net cash used in operating activities for the year ended December 31, 2023, was $70.7 million, which consisted of our net loss of $73.8 million and a net change in our operating assets and liabilities of $11.7 million, offset by non-cash charges of $14.7 million. The non-cash charges were primarily due to $16.9 million in stock-based compensation and $1.9 million of depreciation and amortization expense, partially offset by $4.8 million of accretion of discounts on marketable debt securities. The net change in our operating assets and liabilities was primarily due to a decrease of $14.1 million in accrued expenses and other current liabilities, which primarily relates to a one-time payment of $8.0 million made to Pfizer in January 2023 pursuant to the Pfizer A&R License Agreement, and reduction in accounts payable by $3.5 million resulting from the timing of payments to our service providers. These decreases were partially offset by a $2.5 million increase to prepaid expenses and other current assets and a $2.4 million increase to operating lease liabilities driven by tenant improvement allowance deposits.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2024, was $8.2 million, which consisted primarily of redemption of marketable debt securities of $168.5 million, partially offset by purchases of marketable debt securities of $160.1 million.

Net cash used in investing activities for the year ended December 31, 2023, was $104.9 million, which consisted primarily of purchases of marketable debt securities of $196.8 million and leasehold improvements and purchases of property and equipment for our headquarters of $7.0 million, partially offset by redemption of marketable debt securities of $92.0 million and cash acquired as part of the acquisition of Apexigen of $6.7 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024, was $59.3 million, which consisted primarily of $46.9 million net proceeds from the Private Placement which closed in February 2024 and net proceeds of $12.2 million from our ATM offering program.

Net cash provided by financing activities for the year ended December 31, 2023, was $5.9 million, which consisted primarily of net proceeds from our ATM offering program.

Outlook

As of December 31, 2024, we had approximately $126.9 million in cash, cash equivalents and short-term investments. We believe that our cash and cash equivalents as of December 31, 2024, will be sufficient to fund our operations into the second half of 2026. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expect.

Contractual Obligations and Commitments

Operating Lease Obligation

We lease an office and laboratory space in Boston, Massachusetts with lease payments that continue through December 31, 2032, and have scheduled rent increases each year of 3%. Additionally, we sublease 17,729 square feet of office and laboratory space in the building located at 321 Harrison Avenue, Boston, Massachusetts. The remaining contractual fixed lease payments, net of sublease payments and tenant improvement allowance, over the term of the lease aggregate to $26.7 million. The operating lease obligation is discussed in Note 13, Operating Leases, in our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Other obligations

We enter into licensing and related agreements in the normal course of business. In accordance with these agreements, we are obligated to pay, among other items, future contingent payments, royalties, and sublicensing revenue in the future, as applicable. We have not included potential future payments due under these licensing and collaboration agreements in contractual obligations because the payment obligations under the agreements are contingent upon future events. Refer to Note 4, Licensing Agreements, in our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2, Summary of Significant Accounting Policies, in our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, we believe that the following accounting policies are the critical accounting policies used in the preparation of our consolidated financial statements that require significant estimates and judgments.

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

Recent Accounting Pronouncements

For information with respect to recently issued accounting standards and the impact of these standards on our consolidated financial statements, refer to Note 2, Summary of Significant Accounting Policies, in our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

We are also a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and have reduced disclosure obligations regarding executive compensation, and, similar to emerging growth companies, if we are a smaller reporting company with less than $100 million in annual revenue, we are not required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

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

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024, at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

•
pertain to the maintenance of records that, in reasonable detail, accurately, and fairly reflect our transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in its 2013 Internal Control - Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B. Other Information.

During the year ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K for the purchase or sale of our securities, except as set forth below:

Name and Title	Type of Plan	Adoption Date	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Rachel Humphrey, M.D. Director	Rule 10b5-1 trading arrangement	December 5, 2024	March 26, 2025 - February 27, 2026	259,454	Sales of shares intended to satisfy the affirmative defense of Rule 10b5–1(c)
Lara Sullivan, M.D. President and Chief Executive Officer	Rule 10b5-1 trading arrangement	December 24, 2024	March 24, 2024 - December 31, 2025	513,000	Sales of shares intended to satisfy the affirmative defense of Rule 10b5–1(c)

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have an Insider Trading Policy governing the purchase, sale and other dispositions of its securities by employees, directors and consultants that is reasonably designed to promote compliance with insider trading laws, rules and regulations and the Nasdaq Stock Market LLC listing standards. Our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

The remaining information required by this item will be included in our definitive proxy statement to be filed with the SEC for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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
(3)
Exhibits:

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated May 23, 2023, by and among Pyxis Oncology, Inc., Ascent Merger Sub Corp., and Apexigen Inc.	8-K	001-40881	2.1	May 24, 2023
3.1	Amended and Restated Certificate of Incorporation of Pyxis Oncology, Inc.	10-Q	001-40881	3.1	November 15, 2021
3.2	Amended and Restated Bylaws of Pyxis Oncology, Inc.	10-Q	001-40881	3.1	November 15, 2021
4.1	Description of registrant’s securities	10-K	001-40881	4.1	March 22, 2023
4.2	Form of Pyxis Oncology Warrant #1 (common stock purchase warrant of Apexigen assumed by Pyxis Oncology in connection with the Merger on August 23, 2023)	POS AM	333-272510	4.2	August 23, 2023
4.3	Form of Pyxis Oncology Warrant #2 (placement agent common stock purchase warrant of Apexigen assumed by Pyxis Oncology in connection with the Merger on August 23, 2023)	POS AM	333-272510	4.3	August 23, 2023
4.4	Warrant Assumption Agreement, dated August 23, 2023, by and among Apexigen and Pyxis Oncology	POS AM	333-272510	4.4	August 23, 2023
4.5	Amended and Restated Warrant Agreement, dated July 29, 2022, by and between Brookline Capital Acquisition Corp. (“BCAC”) and Continental Stock Transfer and Trust Company (“Continental”) which includes a form of warrant certificate for the Pyxis Oncology Warrant #3 (warrant of BCAC assumed by Apexigen in connection with its business combination with BCAC, assumed by Pyxis Oncology in connection with the Merger on August 23, 2023	POS AM	333-272510	4.5	August 23, 2023
4.6	Warrant Assignment, Assumption and Amendment Agreement, dated August 23, 2023, by and among Apexigen (as successor to BCAC), Pyxis Oncology and Broadridge Corporate Issuer Solutions, LLC (as successor to Continental).	POS AM	333-272510	4.6	August 23, 2023
4.7	Form of Pyxis Oncology Warrant #4 (warrant of Epitomics, Inc. (“Epitomics”) assumed by Apexigen in connection with its spin-out from Epitomics, assumed by Pyxis Oncology in connection with the Merger on August 23, 2023	POS AM	333-272510	4.7	August 23, 2023
4.8	Form of Pre-Funded Warrant	8-K	001-40881	4.1	February 28, 2024
10.1	Amended and Restated Investor Rights Agreement, dated March 5, 2021	S-1/A	333-259627	10.1	October 1, 2021
10.2+	Form of Indemnification Agreement	S-1/A	333-259627	10.2	October 4, 2021
10.3+	Pyxis Oncology, Inc. 2019 Equity Incentive Plan	S-8	333-260441	4.3	October 22, 2021
10.4+	Pyxis Oncology, Inc. 2021 Equity Incentive Plan	S-8	333-260441	4.4	October 22, 2021
10.5+	Pyxis Oncology, Inc. Employee Stock Purchase Plan	S-8	333-260441	4.5	October 22, 2021
10.6†	License Agreement by and between Pyxis Oncology, Inc. and Pfizer Inc., dated December 8, 2020	S-1	333-259627	10.7	September 17, 2021
10.7†	Amendment No. 1 to License Agreement by and between Pyxis Oncology, Inc. and Pfizer Inc., dated March 22, 2021	S-1	333-259627	10.8	September 17, 2021
10.8†	Exclusive License Agreement between the University of Chicago and Pyxis Oncology for Cancer Immunotherapy Technology, dated April 16, 2020	S-1	333-259627	10.9	September 17, 2021
10.9†	License Agreement between Pyxis Oncology, Inc. and LegoChem Biosciences Inc., dated December 1, 2020	S-1	333-259627	10.10	September 17, 2021
10.10†	First Amendment to License Agreement between Pyxis Oncology, Inc. and LegoChem Biosciences Inc., dated February 25, 2021	S-1	333-259627	10.11	September 17, 2021
10.11†	Opt-In, Investment and Additional Consideration Agreement between Pyxis Oncology, Inc. and LegoChem Biosciences, Inc., dated December 1, 2020	S-1	333-259627	10.12	September 17, 2021
10.12	Amendment to Opt-In, Investment and Additional Consideration Agreement between Pyxis Oncology, Inc. and LegoChem Biosciences, Inc., dated August 2, 2021	S-1/A	333-259627	10.13	October 1, 2021
10.13	Lease by and between B9 LS Harrison & Washington LLC and Pyxis Oncology, Inc., dated September 29, 2021.	S-1/A	333-259627	10.15	October 1, 2021

10.14†	License Agreement, dated March 28, 2022 between the registrant and Biosion USA, Inc.	10-Q	001-40881	10.1	May 13, 2022
10.15†	Amended and Restated License Agreement by and between Pyxis Oncology, Inc. and Pfizer Inc., dated October 6, 2022	10-Q	001-40881	10.1	November 1, 2022
10.16†	Letter Agreement by and between Pyxis Oncology, Inc. and Pfizer Inc., dated October 14, 2022	10-Q	001-40881	10.2	November 1, 2022
10.17+	Amended Employment Agreement between Pyxis Oncology, Inc. and Lara Sullivan, M.D.	10-K	001-40881	10.21	March 22, 2023
10.18+	Amended Employment Agreement between Pyxis Oncology, Inc. and Pamela Connealy	10-K	001-40881	10.22	March 22, 2023
10.19+	Amended Employment Agreement between Pyxis Oncology, Inc. and Jitu Wadhane	10-K	001-40881	10.23	March 22, 2023
10.20	Amendment No. 1 dated March 16, 2023 to Amended and Restated License Agreement by and between Pyxis Oncology, Inc. and Pfizer Inc., dated October 14, 2022	10-K	001-40881	10.24	March 22, 2023
10.21†	Amendment No. 1 to License Agreement, dated March 28, 2022 between the registrant and Biosion USA, Inc.	10-K	001-40881	10.25	March 22, 2023
10.22†	Amendment No. 2 to License Agreement, dated March 28, 2022 between the registrant and Biosion USA, Inc.	10-K	001-40881	10.26	March 22, 2023
10.23†	Amendment No. 3 to License Agreement, dated March 28, 2022 between the registrant and Biosion USA, Inc.	10-K	001-40881	10.27	March 22, 2023
10.24†	Amendment No. 4 to License Agreement by and between Pyxis Oncology, Inc. and Biosion USA, Inc. Dated May 17, 2023	10-Q	001-40881	10.1	August 11, 2023
10.25+	Apexigen, Inc. 2010 Equity Incentive Plan.	S-8 POS	333-272510	4.3	August 23, 2023
10.26+	Apexigen, Inc. 2020 Equity Incentive Plan.	S-8 POS	333-272510	4.4	August 23, 2023
10.27+	Apexigen, Inc. 2022 Equity Incentive Plan.	S-8 POS	333-272510	4.5	August 23, 2023
10.28†	Securities Purchase Agreement, dated February 26, 2024, by and among Pyxis Oncology, Inc. and each of the purchasers as party thereto	8-K	001-40881	10.1	February 28, 2024
10.29	Form of Registration Rights Agreement	8-K	001-40881	10.2	February 28, 2024
10.30+†	Amended Employment Agreement between Pyxis Oncology, Inc. and Ken Kobayashi, M.D.	10-K	001-40881	10.34	March 21, 2024
10.31	Dissolution Agreement by and among Pyxis Oncology, Inc., Alloy Therapeutics, Inc. and Voxall Therapeutics, LLC., dated February 6, 2024	10-K	001-40881	10.35	March 21, 2024
10.32	Pyxis Oncology, Inc. Deferred Compensation Plan	10-Q	001-40881	10.1	August 14, 2024
10.33	First Amendment to Pyxis Oncology, Inc. 2021 Equity and Incentive Plan	14A	001-40881	A-1	September 25, 2024
19.1	Insider Trading Policy dated November 14, 2023					X
21.1	List of Subsidiaries	10-K	001-40881	21.1	March 21, 2024
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)					X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97	Pyxis Oncology, Inc. Clawback Policy	10-K	001-40881	97	March 22, 2024	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pyxis Oncology, Inc.

Date: March 18, 2025	By:	/s/ Lara Sullivan
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

Name	Title	Date

/s/ Lara Sullivan	President, Chief Executive Officer and Director	March 18, 2025
Lara Sullivan, M.D.	(Principal Executive Officer)

/s/ Pamela Connealy	Chief Financial Officer and Chief Operating Officer	March 18, 2025
Pamela Connealy	(Principal Financial Officer)

/s/ Jitendra Wadhane	Chief Accounting Officer	March 18, 2025
Jitendra Wadhane	(Principal Accounting Officer)

/s/ John Flavin	Chairman of the Board of Directors	March 18, 2025
John Flavin

/s/ Thomas Civik	Director	March 18, 2025
Thomas Civik

/s/ Darren Cline	Director	March 18, 2025
Darren Cline

/s/ Freda Lewis-Hall, M.D.	Director	March 18, 2025
Freda Lewis-Hall, M.D.

/s/ Rachel Humphrey, M.D.	Director	March 18, 2025
Rachel Humphrey, M.D.

/s/ Jakob Dupont, M.D.	Director	March 18, 2025
Jakob Dupont, M.D.

/s/ Santhosh Palani, Ph.D., CFA	Director	March 18, 2025
Santhosh Palani, Ph.D., CFA

/s/ Michael A. Metzger	Director	March 18, 2025
Michael A. Metzger

PYXIS ONCOLOGY, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Pyxis Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pyxis Oncology, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 18, 2025

PYXIS ONCOLOGY, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$19,473	$9,664
Marketable debt securities, short-term	107,458	109,634
Restricted cash	1,472	1,472
Prepaid expenses and other current assets	4,037	3,834
Total current assets	132,440	124,604
Property and equipment, net	9,899	11,872
Intangible assets, net	2,600	24,308
Operating lease right-of-use asset	12,242	12,942
Total assets	$157,181	$173,726
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,859	$3,896
Accrued expenses and other current liabilities	11,371	12,971
Operating lease liabilities, current portion	1,450	1,232
Deferred revenues	—	7,660
Total current liabilities	17,680	25,759
Operating lease liabilities, net of current portion	18,650	20,099
Financing lease liabilities, net of current portion	100	—
Deferred tax liability, net	—	2,164
Total liabilities	36,430	48,022
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 190,000,000 shares authorized; 59,967,814 and 44,754,853 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	60	45
Additional paid-in capital	484,077	411,821
Accumulated other comprehensive income	170	63
Accumulated deficit	(363,556)	(286,225)
Total stockholders’ equity	120,751	125,704
Total liabilities and stockholders’ equity	$157,181	$173,726

The accompanying notes are an integral part of these consolidated financial statements.

PYXIS ONCOLOGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Revenues
Royalty revenues (See Note 5)	$8,146	$—
Sale of royalty rights (See Note 5)	8,000	—
Total revenues	16,146	—
Costs and operating expenses
Cost of revenues	475	—
Research and development	58,747	49,586
General and administrative	25,420	32,610
Impairment of in-process research and development intangible asset (See Note 11)	20,964	—
Total costs and operating expenses	105,606	82,196
Loss from operations	(89,460)	(82,196)
Other income, net
Interest and investment income	7,039	6,630
Sublease income	2,926	1,776
Total other income, net	9,965	8,406
Loss before income taxes	(79,495)	(73,790)
Income tax benefit	(2,164)	—
Net loss	$(77,331)	$(73,790)
Net loss per common share - basic and diluted	$(1.32)	$(1.85)
Weighted average shares of common stock outstanding - basic and diluted	58,445,765	39,904,603
Other comprehensive income
Net unrealized gain on marketable debt securities	107	63
Other comprehensive income	107	63
Comprehensive loss	$(77,224)	$(73,727)

The accompanying notes are an integral part of these consolidated financial statements.

PYXIS ONCOLOGY, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2023	44,754,853	$45	$411,821	$63	$(286,225)	$125,704
Issuance of common stock in private placement, net of offering costs (See Note 14)	8,849,371	9	39,163	—	—	39,172
Issuance of common stock pursuant to at-the-market (ATM) program, net of offering costs (See Note 14)	4,050,000	4	12,170	—	—	12,174
Issuance of pre-funded warrants in private placement, net of offering costs (See Note 15)	—	—	7,700	—	—	7,700
Stock options exercised	123,312	—	296	—	—	296
Issuance of restricted common stock, net of tax withholdings	2,088,109	2	(242)	—	—	(240)
Issuance of common stock under employee stock purchase plan (ESPP)	102,169	—	224	—	—	224
Stock-based compensation	—	—	12,945	—	—	12,945
Net unrealized gains on marketable debt securities	—	—	—	107	—	107
Net loss	—	—	—	—	(77,331)	(77,331)
Balance at December 31, 2024	59,967,814	$60	$484,077	$170	$(363,556)	$120,751

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2022	34,958,730	$34	$373,225	$—	$(212,435)	$160,824
Issuance of common stock to Pfizer Inc.	1,811,594	2	4,998	—	—	5,000
Issuance of common stock pursuant to ATM program, net of offering costs	1,001,208	1	6,121	—	—	6,122
Issuance of shares upon acquisition of Apexigen, Inc.	4,344,435	4	10,728	—	—	10,732
Stock options exercised	83,235	—	120	—	—	120
Issuance of restricted common stock, net of tax withholdings	2,476,301	4	(449)	—	—	(445)
Issuance of common stock under ESPP	79,350	—	132	—	—	132
Stock-based compensation	—	—	16,946	—	—	16,946
Net unrealized gains on marketable debt securities	—	—	—	63	—	63
Net loss	—	—	—	—	(73,790)	(73,790)
Balance at December 31, 2023	44,754,853	$45	$411,821	$63	$(286,225)	$125,704

The accompanying notes are an integral part of these consolidated financial statements.

PYXIS ONCOLOGY, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023
Operating activities
Net loss	$(77,331)	$(73,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,982	1,927
Stock-based compensation	12,945	16,946
Non-cash operating lease expense	700	660
Impairment of in-process research and development intangible asset	20,964	—
Accretion of discount on marketable debt securities	(6,109)	(4,788)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(203)	2,532
Accounts payable	1,200	(3,507)
Accrued expenses and other current liabilities	(1,670)	(14,097)
Operating lease liabilities	(1,231)	2,410
Deferred revenues	(7,660)	998
Deferred tax liabilities	(2,164)	—
Other	(95)	—
Net cash used in operating activities	(57,672)	(70,709)
Investing activities
Cash acquired in acquisition of Apexigen, Inc.	—	6,660
Redemption of marketable debt securities	168,510	92,048
Purchase of marketable debt securities	(160,118)	(196,831)
Purchase of property and equipment	(237)	(6,726)
Net cash provided by (used in) investing activities	8,155	(104,849)
Financing activities
Proceeds from issuance of common stock and pre-funded warrants in private placement, net of offering costs	46,872	—
Proceeds from issuance of common stock pursuant to ATM program, net of offering costs	12,174	6,122
Tax withholding payments related to net settlement of restricted common stock	(240)	(445)
Proceeds from the exercise of stock options	296	120
Proceeds from issuance of common stock under ESPP	224	132
Net cash provided by financing activities	59,326	5,929
Net increase (decrease) in cash, cash equivalents and restricted cash	9,809	(169,629)
Cash, cash equivalents and restricted cash at beginning of year	11,136	180,765
Cash, cash equivalents and restricted cash at end of year	$20,945	$11,136
Supplemental cash flow information
Cash paid for interest	$10	$1
Cash paid for income taxes, net of refunds received	$164	$48
Noncash investing and financing activities
ROU asset in exchange for financing lease liability	$265	$—
Shares, warrants, and replacement stock options and restricted stock units issued for acquisition of Apexigen, Inc.	$—	$10,732
Property and equipment in accounts payable and accrued expenses	$—	$237
Issuance of common stock to Pfizer Inc.	$—	$5,000
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$19,473	$9,664
Restricted cash	1,472	1,472
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$20,945	$11,136

The accompanying notes are an integral part of these consolidated financial statements.

PYXIS ONCOLOGY, INC.

Notes to Consolidated Financial Statements

1. Description of Business

Nature of Business

Pyxis Oncology, Inc. (the “Company”), a Delaware corporation, was founded in June 2018 and launched its operations in July 2019. The Company is a clinical stage oncology company executing on a development strategy designed to address unmet medical needs in patients with solid tumors with a specific focus on head and neck squamous cell carcinoma (HNSCC) tumors.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Company’s fiscal year ends on December 31 and its first three fiscal quarters end on March 31, June 30 and September 30. The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB). The consolidated financial statements include the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has irrevocably elected not to avail itself of this extended transition period, and, as a result, the Company will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Liquidity

As of December 31, 2024, the Company had an accumulated deficit of $363.6 million. The Company has incurred losses and negative cash flows from operations since inception, including net losses of $77.3 million and $73.8 million for the years ended December 31, 2024 and 2023, respectively.

The Company has not generated any revenues from product sales to date and does not anticipate generating any revenues from product sales unless and until it successfully completes development and obtains regulatory approval for its current or any future product candidates. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to expand its research and development programs and develop its product candidate.

The Company currently expects that its existing cash, cash equivalents and short-term investments of $126.9 million as of December 31, 2024 will fund its operating expenses and capital requirements at least twelve months from the date these audited consolidated financial statements are issued. Additional funding may be necessary to fund future clinical and preclinical activities.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. The Company regularly evaluates estimates and assumptions related to assets, liabilities, stock-based compensation, operating leases, assessment of the useful lives of property and equipment, marketable debt securities, fair value of intangible assets, deferred tax and related valuation allowance and research and development costs, including clinical trial accruals. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Actual results could differ from those estimates and there may be changes to management’s estimates in future periods.

Risks and Uncertainties

The Company is subject to risks common to early clinical stage companies in the biopharmaceutical industry including, but not limited to, uncertainties related to commercialization of products, regulatory approvals, dependence on key suppliers for active ingredients, third party service providers such as contract research organizations (CROs) and contract development and manufacturing organizations (CDMOs), protection of intellectual property rights and the ability to make milestone, royalty or other payments due under any license, collaboration or supply agreements.

Concentration of Credit Risks

Financial instruments which potentially subject the Company to significant concentration of credit risk consist of cash and cash equivalents, restricted cash and short-term investments.

The Company invests its excess cash primarily in money market funds and highly liquid United States (U.S.) Treasury securities. The Company has adopted an investment policy that includes guidelines relative to credit quality, diversification and maturities to preserve principal and liquidity.

Cash and Cash Equivalents

The Company considers all short term, highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist primarily of money market funds as of December 31, 2024 and 2023.

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

At each reporting date the Company will evaluate available-for-sale marketable debt securities in an unrealized loss position, using the discounted cash flow model, to determine whether the unrealized loss or any potential credit losses should be recognized in net loss. For available-for-sale marketable debt securities in an unrealized loss position, the Company will assess (i) whether it intends to sell, or (ii) it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If the aforementioned criteria is met, such marketable debt security’s amortized cost basis will be written down to its fair value through earnings along with any existing allowance for credit losses. For available-for-sale marketable debt securities that do not meet this criteria, the Company will evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded as an allowance in interest income.

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

Depreciation and amortization expense is included in research and development and general and administrative expenses. Major additions and upgrades are capitalized; maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred. Upon retirement or sale, the cost of assets disposed of, and the related accumulated depreciation and amortization are removed from the respective accounts and any resulting gain or loss is included in the consolidated statements of operations and comprehensive loss.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property and equipment and lease right-of-use assets, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. Management then determines whether the remaining useful life continues to be appropriate, or whether there has been an impairment of long-lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets’ recovery. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company recognized no impairment losses for the years ended December 31, 2024 and 2023.

Intangible Assets, Net

Acquired In-Process Research & Development

The Company’s indefinite-lived intangible assets consisted of in-process research and development (IPR&D), which were acquired in connection with the acquisition of Apexigen. IPR&D represents the fair value assigned to research and development projects acquired which were in-process, but not yet completed at the time of acquisition. The primary basis for determining the completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region.

The Company classifies IPR&D acquired in a business combination as an indefinite-lived intangible asset until the associated research and development efforts are either completed or abandoned. IPR&D becomes definite-lived upon the completion or abandonment of the associated research and development efforts. Indefinite-lived intangible assets are not amortized, but evaluated for impairment on an annual basis or more frequently if an indicator of impairment is identified. All research and development costs incurred subsequent to the acquisition of IPR&D are expensed as incurred. As described in Note 11, Intangible Assets, Net, the Company fully impaired its IPR&D during the year ended December 31, 2024.

Definite-Lived Intangible Assets

Definite-lived intangible assets are recorded at cost, net of accumulated amortization, and, if applicable, impairment charges. Definite-lived intangible assets consist of a retained royalty right under an Apexigen agreement. The useful life was determined based on the terms and conditions underlying the licensing agreement and the expected use of the asset by the Company. Amortization of definite-lived intangible assets is recorded over the assets’ estimated useful lives on a straight-line basis and is included as part of research and development expenses within the accompanying consolidated statements of operations and comprehensive loss.

Impairment of Intangible Assets

The Company evaluates the indefinite-lived intangible assets, which consisted of acquired IPR&D, for impairment at least annually and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may be impaired. The Company evaluates it definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If the projected undiscounted cash flows of the intangible asset are less than the carrying amount, the intangible asset is written down to its fair value in the period in which the impairment occurs. As described in Note 11, Intangible Assets, Net, the Company fully impaired its IPR&D during the year ended December 31, 2024.

Operating Leases

Operating lease right-of-use (ROU) assets represent the Company’s right to use an underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are initially recognized and measured based on the present value of the future fixed lease payments over the expected lease term at the commencement date calculated using the Company’s incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable. The Company determines the lease term as the non-cancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease ROU assets also include any initial direct costs incurred and any lease payments made on or before the lease commencement date, less lease incentives received. Operating lease ROU assets are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Leases with a term of 12 months or less are not recognized on the consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease costs such as common area costs and other operating costs are expensed as incurred. The Company accounts for lease and non-lease components as a single lease component for all its facilities leases.

Warrants

The Company classifies warrants issued for the purchase of shares of its common stock as either equity or liability instruments based on an assessment of the specific terms and conditions of each respective contract. The assessment considers whether the warrants are freestanding financial instruments or embedded in a host instrument, whether the warrants meet the definition of a liability, whether the warrants meet the definition of a derivative, and whether the warrants meet all of the requirements for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Revenue Recognition

Revenue is recognized when the customer obtains control of the promised goods or services, at an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company has not commenced sales of its drug candidates and does not have any products approved for marketing as of December 31, 2024.

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

The Company values its stock options with service conditions using the Black-Scholes option-pricing model. The Company uses certain assumptions to determine fair value of the stock options pursuant to the Black-Scholes option-pricing model, including the expected life of the award, volatility of the underlying shares, the risk-free interest rate, expected dividend yield and the fair value of the Company’s common stock. Since the Company lacks sufficient historical option exercise data to provide a reasonable basis upon which to estimate the expected term, the Company uses the simplified method described in the U.S. Securities and Exchange Commission's (SEC) Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”), to determine the expected life of the option grants. The Company lacks sufficient company-specific historical and implied volatility information that is at least equal to the expected life of most stock options. Therefore, the Company estimates the expected stock volatility based on a blend of the historical volatility of a publicly traded set of peer companies and the Company’s own volatility. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the equity award. As the Company has never paid and does not anticipate paying cash dividends on its common stock, the expected dividend yield is considered as zero. When determining the grant-date fair value of stock-based awards, management further considers whether an adjustment is required to the observable market price or volatility of the Company’s common stock that is used in the valuation as a result of material non-public information, if that information is expected to result in a material increase in share price.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between amounts in the consolidated financial statements and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income tax (benefit) expense in the consolidated statements of operations and comprehensive loss in the period that includes the enactment date. The Company’s policy is to recognize interest and/or penalties related to income tax matters in provision for income taxes.

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

Net Loss per Share

Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the diluted weighted average number of common shares outstanding for the period.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. The amendment requires disclosure of incremental segment information on an annual and interim basis. The amendments also require companies with a single reportable segment to provide all disclosures required by this amendment and all existing segment disclosures in Accounting Standards Codification 280, Segment Reporting. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. On January 1, 2024, the Company adopted ASU 2023-07, refer to the disclosure included in Note 6, Segment Disclosures, in these Notes to Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures. The amendment requires (i) enhanced disclosures in connection with an entity's effective tax rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of the new standard on the Company's consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendment requires disaggregated disclosure of (i) certain costs and expenses, (ii) certain already required disclosures must be included in the same disclosure as the new disaggregation requirements and (iii) a qualitative description of the amounts not separately disaggregated. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, early adoption is permitted. The Company is currently evaluating the impact of the new standard on the Company's consolidated financial statements and related disclosures.

3. Acquisition of Apexigen

On August 23, 2023 (the Closing Date), the Company completed the acquisition of Apexigen, Inc., (Apexigen) contemplated by certain Agreement and Plan of Merger, dated as of May 23, 2023 (the Merger Agreement), with Apexigen surviving as a wholly owned subsidiary of the Company (the Acquisition). Pursuant to the Merger Agreement, the Company issued 4,344,435 shares of its common stock as non-cash purchase consideration, to Apexigen stockholders and replaced outstanding stock options, restricted stock units (RSUs) and warrants using an exchange ratio of 0.1725 per share of common stock. The Acquisition was accounted for as a business combination using the acquisition method. The non-cash consideration for the Acquisition was $10.7 million and consisted of the fair value of the Company’s common stock of $10.0 million, as determined on the Closing Date, the fair value of replacement stock options and RSUs of $0.1 million and the fair value of Apexigen warrants converted to the Company’s warrants of $0.6 million.

The purchase price was allocated to the assets acquired and liabilities assumed on August 23, 2023, based on their estimated fair value, summarized below (in thousands):

Amount
Assets acquired:
Cash and cash equivalents	$6,660
Prepaid expenses and other current assets	519
Intangible assets, net	24,458
Total identifiable assets	$31,637

Liabilities assumed:
Accounts payable	(4,548)
Accrued liabilities	(7,531)
Deferred tax liability, net	(2,164)
Deferred revenue	(6,662)
Total identifiable liabilities	(20,905)
Total purchase price	$10,732

The Company incurred transaction related costs of $1.7 million for the year ended December 31, 2023. All transaction related costs were recognized in general and administrative expenses on the consolidated statements of operations and comprehensive loss. No issuance costs were incurred relating to the issuance of shares to Apexigen stockholders. The prior year provisional accounting for this acquisition was finalized as of August 23, 2024, and there were no material changes to the previously recorded fair values of assets acquired and liabilities assumed.

Supplemental Pro Forma Information (Unaudited)

On a pro forma basis to give effect to the Acquisition as if it occurred on January 1, 2022, net loss for the year ended December 31, 2023, would have been $97.8 million. The supplemental pro forma net loss includes a pro forma adjustment related to amortization expense for the acquired royalty rights as if the Acquisition occurred on January 1, 2022.

4. Licensing Agreements

The University of Chicago Agreement

In April 2020, the Company entered into a license agreement (the University License Agreement), as well as a sponsored research agreement, with the University of Chicago (the University). Under the terms of the license, the Company has the global right to develop and commercialize products that are covered by a valid claim of a licensed patent, incorporate or use the licensed know-how and materials or are known to assess, modulate or utilize the activity of certain specified biological targets. In partial consideration for the license from the University, the Company issued to the University 48,919 shares of its common stock in 2020.

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

The Company assessed the milestone and royalty events under the University License Agreement as of December 31, 2024 and 2023, and determined that no such amounts were required.

Pfizer Inc. Agreement

In December 2020, the Company entered into a license agreement (as amended, the Pfizer License Agreement) with Pfizer Inc. (Pfizer) for worldwide development and commercialization rights to ADC product candidates directed to certain licensed targets, including micvotabart pelidotin and PYX-203, and products containing the ADC product candidates. The Company’s rights are exclusive with respect to certain patents owned or controlled by Pfizer covering the licensed ADCs. The initial licensed targets include CD123 and EDB+FN and the Company has the option to expand the scope of its license to add additional licensed targets that have not been licensed to a third party or are not the subject of a Pfizer ADC development program. The Pfizer License Agreement became effective in March 2021 and the Company paid a combined $25.0 million for the license fee, consisting of an upfront cash payment of $5.0 million and issued 12,152,145 shares of Series B convertible preferred stock, which was converted into 1,911,015 shares of its common stock upon the initial public offering (IPO) in October 2021, with a value of $20.0 million to Pfizer.

On October 6, 2022, the Company entered into an amended and restated license agreement (the A&R License Agreement) with Pfizer, which amends and restates the Pfizer License Agreement. Pursuant to the A&R License Agreement, Pfizer granted to the Company exclusive worldwide rights under Pfizer’s Flexible Antibody Conjugation Technology (FACT) Platform to develop and commercialize ADC product candidates directed to certain licensed targets, including micvotabart pelidotin and PYX-203, and products containing the ADC product candidates. Additional ADC targets may be licensed for a nominal upfront payment and milestones. In accordance with the terms of the A&R License Agreement, the Company issued 2,229,654 shares of its common stock to Pfizer in October 2022, paid $8.0 million to Pfizer in January 2023 and issued 1,811,594 shares of its common stock to Pfizer in March 2023.

The Company is also obligated to pay future contingent payments including development, regulatory and commercial milestones up to an aggregate of $665 million for the first four licensed ADCs. In addition, the Company is required to pay future contingent payments including development, regulatory and commercial milestones for ADCs to each additional licensed target beyond the first four licensed ADC targets developed and commercialized via the FACT Platform. Additionally, if ADC licensed products are launched, the Company will pay Pfizer tiered royalties on net sales of licensed products in varying royalty rates ranging from low single digits to mid-teens. The Company’s royalty obligations apply on a licensed product-by-licensed product and country-by-country basis from first commercial sale until the latest to occur of: (1) 12 years from first commercial sale; (2) the expiration of all regulatory or data exclusivity; and (3) the expiration of the last valid claim of a licensed patent covering the licensed product in a country. The Company is also obligated to pay Pfizer a percentage of certain sublicensing revenue ranging from low-double digits to twenty percent based on the stage of development of the licensed product at the time of entering into the applicable sublicense.

The Company assessed the milestone and royalty events under the A&R License Agreement as of December 31, 2024 and 2023, and determined that no such amounts were required.

License Agreement with Biosion USA, Inc.

On March 28, 2022, the Company entered into a license agreement (the Biosion License Agreement) with Biosion USA, Inc. (Biosion), pursuant to which the Company obtained an exclusive, worldwide (other than Greater China (mainland China, Hong Kong, Macau and Taiwan)) license for development, manufacturing and commercialization rights for BSI-060T, a Siglec-15 targeting antibody, an IO product candidate (now referred to as PYX-106), and products containing the licensed compound. Under the terms of the Biosion License Agreement, each party granted to the other party a right of first offer to obtain an exclusive license in the other party’s territory (Greater China for Biosion, and the rest of the world for Pyxis) to develop, manufacture and commercialize any bi-specific or multi-specific antibody any ADC controlled by a party or its affiliate that inhibits, modulates or binds to Siglec-15 as an intended mechanism of action.

Pursuant to the Biosion License Agreement, the Company paid an upfront license fee of $10.0 million in March 2022. Further, the Company is obligated to pay future contingent payments including development, regulatory and commercial milestones up to an aggregate of $217.5 million in case of normal approval and $222.5 million in case of Accelerated Approval. Additionally, if products are launched, the Company will pay Biosion tiered royalties on net sales of licensed products in varying royalty rates ranging from low single digits to low teens. The Company’s royalty obligations apply on a licensed product-by-licensed product and country-by-country basis from first commercial sale until the latest to occur of: (1) 12 years from first commercial sale; (2) the expiration of all regulatory or data exclusivity; and (3) the expiration of the last valid claim of a licensed patent covering the licensed product in a country. The Company is also obligated to pay Biosion a percentage of certain sublicensing revenue ranging from low-double to mid-double digits based on the stage of development of the licensed product at the time of entering into the applicable sublicense.

The Company assessed the milestone and royalty events involving the Biosion License Agreement as of December 31, 2024 and 2023, and determined that no such amounts were required.

Acquired Out-Licensing Agreements

In August 2023, the Company completed the acquisition of Apexigen, and assumed all out-licensing agreements of Apexigen upon the Acquisition.

Simcere License and Collaboration Agreement

In December 2008, Epitomics (Apexigen's predecessor) and Jiangsu Simcere Pharmaceutical R&D Co., Ltd. (Simcere) entered into a license and collaboration agreement (the Simcere Agreement) for the development and commercialization of suvemcitug (BD0801) for oncology in China. Suvemcitug is, a humanized anti-VEGF rabbit monoclonal antibody molecule. Under the Simcere Agreement, Simcere has an exclusive, royalty-bearing license (without the right to sublicense) to rights in certain intellectual property to develop and commercialize suvemcitug in the field of oncology therapeutics in China.

Simcere granted the Company a non-exclusive, royalty-free, worldwide license (without the right to sublicense) to improvements derived from suvemcitug using the intellectual property the Company licensed to Simcere. Simcere is obligated to pay the Company milestone payments for achievement of certain clinical development milestones and low to high single-digit percentage royalties on net sales of suvemcitug in China until 15 years after the first commercial sale of suvemcitug. The Company assessed the milestone and royalty events involving Simcere as of December 31, 2024 and 2023, and determined that no such amounts were receivable.

T-Mab/Mabwell Agreement

In May 2008, Epitomics and Jiangsu T-Mab Biotechnology Ltd., Co. (T-Mab) entered into a license, co-development and contract manufacture agreement (the T-Mab Agreement) for the development and commercialization of therapeutic candidates, each directed to a specified target for specified fields, including VEGF for the treatment of ocular diseases, in China. Mabwell (Shanghai) Bioscience Co., Ltd. (Mabwell) acquired T-Mab in 2015.

Under the T-Mab Agreement, Mabwell was granted an exclusive, royalty-bearing, perpetual license (without the right to sublicense) to rights in certain intellectual property to develop and commercialize such therapeutic candidates. Mabwell is obligated to pay the Company a mid-single-digit percentage royalty on net sales of such therapeutic candidates in China. The royalty term for 9MW0211, an anti-VEGF antibody licensed under the T-Mab Agreement, will begin with the first commercial sale in China. The Company assessed the milestone and royalty events involving Mabwell as of December 31, 2024 and 2023, and determined that no such amounts were receivable.

Toray Sublicense Agreement

In May 2012, Epitomics and Toray Industries, Inc. (Toray), entered into a non-exclusive sublicense agreement (the Toray Agreement) under which Epitomics granted Toray a non-exclusive, worldwide sublicense, with the right to grant further sublicenses, to develop and commercialize drug product candidates that Toray developed using antibodies created using the APXiMAB platform that target certain molecules to use in the development of its drug product candidates. Under the Toray Agreement, Toray paid an upfront fee, and agreed to pay certain development- and regulatory-related milestone payments and a low single-digit percentage royalty on net sales of licensed products by Toray or its affiliates. Toray is also obligated to pay the Company a mid-teens percentage of certain payments Toray receives from sublicensees under the Toray Agreement, which payments may limit Toray’s obligations to pay the milestone payments described above. The Toray Agreement continues on a product-by-product and country-by-country basis until 10 years after the first commercial sale of such product in such country. The Company assessed the milestone and royalty events involving Toray as of December 31, 2024 and 2023, and determined that no such amounts were receivable.

5. Sale of Royalty Rights

In March 2007, Epitomics entered into an antibody candidate discovery and development agreement with ESBATech AG (ESBATech) (the ESBATech Agreement). ESBATech was acquired by Alcon Research, Ltd. in 2009 and later merged with Novartis AG (Novartis) in 2011.

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

On March 25, 2024, the Company entered into the Fourth Amendment, Settlement Agreement, and Royalty Purchase Agreement (the Settlement Agreement) with Novartis, pursuant to which Novartis agreed to pay the Company $8.0 million to transfer its rights to future royalties on the net sales of Beovu®. Additionally, the dispute regarding Novartis’ obligation to pay royalties on Beovu® sales was resolved and royalties previously received by Apexigen and the Company were agreed to be free from any reclaim rights.

The ESBATech Agreement and the Settlement Agreement with Novartis both constitute contracts with a customer. Upon execution of the Settlement Agreement, the $8.0 million payment related to future royalties was recorded as revenues and the remaining definite-lived intangible asset of $0.5 million related to these royalty rights was recorded as cost of revenues within the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. Additionally, the related deferred revenues of $8.1 million previously constrained was also recorded as revenues within the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2024, as the uncertainty resulting in the revenue constraint had been resolved.

6. Segment Disclosures

Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the chief operating decision maker, or decision making group, in deciding how to allocate resources in assessing performance. The Company has one reportable segment related to the development of clinical and preclinical product candidates focused on addressing unmet medical needs in patients with solid tumors with a specific focus on HNSCC tumors. The Company’s chief operating decision maker (CODM) is the Chief Executive Officer.

The accounting policies of the single segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment based on net loss, which is reported on the consolidated statements of operations and comprehensive loss as net loss. The measure of segment assets is reported on the consolidated balance sheets as total assets.

To date, the Company has not generated any product revenue. As described in Note 5, Sale of Royalty Rights, the Company generated revenue in the year ended December 31, 2024, from the sale of its royalty rights under an agreement with Novartis and the recognition of revenue that had been previously deferred. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances the product candidate through all stages of development and clinical trials and, ultimately, seek regulatory approval.

As such, the CODM uses cash forecast models in deciding how allocate resources. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net loss is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment and in establishing management’s compensation, along with cash forecast models.

The table below summarizes segment net loss, including significant expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Royalty revenues and sale of royalty rights	$16,146	$—
Costs and operating expenses
Cost of revenues	475	—
Research and development
Clinical product candidates	24,456	10,638
Clinical product manufacturing	11,200	3,333
Personnel-related expenses excluding stock-based compensation	14,293	21,885
Stock-based compensation	3,002	4,409
Depreciation and amortization	1,922	1,634
Other (i)	3,874	7,687
Total research and development expenses	58,747	49,586
General and administrative
Personnel-related expenses excluding stock-based compensation	5,837	8,553
Stock-based compensation	9,943	12,537
Professional and consultant fees	4,491	6,347
Other (ii)	5,149	5,173
Total general and administrative expenses	25,420	32,610
Impairment of in-process research and development intangible asset	20,964	—
Total costs and operating expenses	105,606	82,196
Other segment income (iii)	9,965	8,406
Income tax benefit	(2,164)	—
Segment net loss	$(77,331)	$(73,790)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net loss	$(77,331)	$(73,790)

(i)	Other research and development segment items include facilities expenses, lab services, professional services, technology costs, depreciation and amortization of intangible assets.
(ii)	Other general and administrative segment items include facilities expenses, technology costs, insurance and depreciation.
(iii)

Other segment income for the years ended December 31, 2024 and 2023 consisted of $7.0 million and $6.6 million of interest and investment income and $2.9 million and $1.8 million of sublease income, respectively.

7. Fair Value Measurements

The following tables present the financial instruments carried at fair value on a recurring basis as of December 31, 2024 and 2023, respectively, in accordance with the fair value hierarchy (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$9,491	$—	$—	$9,491
Marketable debt securities
U.S. Treasury securities	107,458	—	—	107,458
Total	$116,949	$—	$—	$116,949

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$8,360	$—	$—	$8,360
Marketable debt securities
U.S. Treasury securities	109,634	—	—	109,634
Total	$117,994	$—	$—	$117,994

The Company’s cash equivalents represent deposits in a short-term money market funds quoted in an active market and classified as Level 1 assets. Marketable debt securities include investments in U.S. Treasury securities and are classified as Level 1 assets as they are valued using quoted prices in active markets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2024 and 2023.

8. Marketable Debt Securities

Marketable debt securities, all of which were classified as available-for-sale, consisted of the following (in thousands):

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Marketable debt securities
U.S. Treasury securities	$107,288	$170	$—	$107,458

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Marketable debt securities
U.S. Treasury securities	$109,571	$71	$(8)	$109,634

As of December 31, 2024 and 2023, the remaining contractual terms of the U.S. Treasury securities were less than 12 months. As of December 31, 2024, the Company held no securities in an unrealized loss position. As of December 31, 2023, the Company held one security in an unrealized loss position of $8 thousand with a fair value of $41.7 million. There were no securities in a continuous unrealized loss position for greater than twelve months at December 31, 2024 or 2023.

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

Interest and Investment Income

Interest and investment income consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
Interest income	$930	$1,842
Accretion of discount, net	6,109	4,788
Total interest and investment income	$7,039	$6,630

9. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2024	2023

Research and development	$2,602	$2,496
Insurance	761	1,012
Other	674	326
Total prepaid expenses and other current assets	$4,037	$3,834

10. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2024	2023
Leasehold improvements	$10,742	$10,956
Laboratory equipment	3,159	3,395
Furniture and office equipment	1,029	1,123
Financing lease right-of-use asset	202	—
	15,132	15,474
Less: accumulated depreciation and amortization	(5,233)	(3,602)
Total property and equipment, net	$9,899	$11,872

Depreciation and amortization expense on property and equipment for the years ended December 31, 2024 and 2023, was $2.0 million and $1.8 million, respectively, of which $1.4 million and $1.5 million, respectively, was included within research and development expenses and $0.6 million and $0.3 million, respectively, was included in general and administrative expenses in the accompanying statements of operations and comprehensive loss.

11. Intangible Assets, Net

IPR&D relates to the research and development assets of Apexigen, renamed PYX-107, acquired by the Company in 2023, which were in-process, but not yet completed, and which the Company had the opportunity to advance.

In December 2024, the Company announced a strategic realignment plan to prioritize resources towards clinical development of micvotabart pelidotin and continue to defer further clinical development of PYX-107. Given the uncertain timing of the future clinical development of PYX-107, decline in the market capitalization of the Company in the fourth quarter of 2024 and the current biotech environment, in which access to additional capital is limited, the Company concluded that the in-process research and development intangible assets related to PYX-107 was fully impaired during the fourth quarter of 2024. The Company recognized an impairment loss of $21.0 million during the year ended December 31, 2024. No impairment loss was recorded during the year ended December 31, 2023.

Intangible assets, net, consisted of the following (in thousands):

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Royalty rights	$2,902	$(302)	$—	$2,600
IPR&D	20,964	—	(20,964)	-
Total	$23,866	$(302)	$(20,964)	$2,600

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Royalty rights	$3,494	$(150)	$—	$3,344
IPR&D	20,964	—	—	20,964
Total	$24,458	$(150)	$—	$24,308

As described in Note 4, Licensing Agreements, the Company assumed all out-licensing agreements of Apexigen upon the completion of the Acquisition. As described in Note 5, Sale of Royalty Rights, the Company sold its royalty rights under an agreement with Novartis; therefore, the recorded intangible asset net of accumulated amortization of $0.5 million was expensed as cost of revenue in the accompanying consolidated statements of operations and comprehensive loss.

Amortization expense was $0.3 million for the year ended December 31, 2024, and was recorded as part of “Research and development” within the accompanying consolidated statements of operations and comprehensive loss. Amortization of intangible assets for the next five years related to the intangible asset held as of December 31, 2024, is estimated to be as follows (in thousands):

Years Ending December 31,	Estimated Amortization Expense
2025	$223
2026	223
2027	223
2028	223
2029	223
Thereafter	1,485
Total	$2,600

12. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Research and development expenses	$6,365	$6,594
Employee compensation and benefits	3,983	5,219
Legal and professional fees	380	802
Other	643	356
Total accrued expenses and other current liabilities	$11,371	$12,971

13. Operating Leases

Leases classified as operating leases are included in operating lease ROU, operating lease liabilities, current portion and operating lease liabilities, net of current portion, in the Company's consolidated balance sheets.

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

The Company subleases approximately 17,729 square feet of office and laboratory space in the building located at 321 Harrison Avenue, Boston, Massachusetts. The Company remains jointly and severally liable under the head lease and accounts for the sublease as an operating lease. The lease term commenced on March 24, 2023, and is expected to end in March 2026. The Company recognized sublease income of $2.9 million for the year ended December 31, 2024.

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Lease cost
Operating lease cost	$2,653	$2,666
Variable lease cost	1,737	753
Short-term lease cost	27	499
Total operating lease cost	$4,417	$3,918

Other information
Cash paid for amounts included in the measurement of lease liabilities, included in operating cash flows	$3,295	$2,516
Weighted-average remaining lease term (in years)	8.0	9.0
Weighted-average discount rate	9.4%	9.4%

Variable lease costs primarily relate to common area costs and other operating costs, which are assessed based on the Company’s proportionate share of such costs for the leased premises. Total lease costs are included as operating expenses in the Company’s consolidated statements of operations and comprehensive loss.

Maturities of lease liabilities for the next five years as of December 31, 2024, are as follows (in thousands):

Years Ending December 31,	Operating Lease Payments	Sublease Receipts	Net Operating Lease Payments
2025	$3,278	$1,898	$1,380
2026	3,375	437	2,938
2027	3,473	—	3,473
2028	3,575	—	3,575
2029	3,680	—	3,680
Thereafter	11,704	—	11,704
Total undiscounted payments	$29,085	$2,335	$26,750
Less: present value adjustment	(8,985)
Present value of future payments	20,100
Less: current portion of operating lease liabilities	(1,450)
Operating lease liabilities, net of current portion	$18,650

14. Stockholders’ Equity

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

During the year ended December 31, 2024, the Company completed the sale of an aggregate of 4,050,000 shares of common stock under the ATM offering program, with an average sale price of $3.07 per share, resulting in gross proceeds of $12.4 million. The Company paid commissions of $0.3 million to the placement agent under the ATM offering program.

During the year ended December 31, 2023, the Company completed the sale of an aggregate of 1,001,208 shares of common stock under the ATM offering program, with an average sale price of $6.30 per share, resulting in gross proceeds of $6.3 million. The Company paid commissions of $0.2 million to the placement agent under the ATM offering program.

As of December 31, 2024, the Company had $106.2 million of remaining capacity available under the ATM facility.

Private Offerings

On February 26, 2024, the Company entered into a securities purchase agreement (the Securities Purchase Agreement) for a private placement (the “Private Placement”) with certain institutional and accredited investors (each, a “Purchaser” and collectively, the “Purchasers”).

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

Preferred Stock

As of December 31, 2024, the Company had 10,000,000 authorized shares of preferred stock, with a par value of $0.001 per share. The board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the dividend, dividend rights, conversion rights, voting, redemption terms, liquidation preference and other rights, preferences and privileges of the shares.

There were no issued and outstanding shares of preferred stock as of December 31, 2024 and 2023.

Common Stock

The Company was authorized to issue up to 190,000,000 shares of common stock as of December 31, 2024 and 2023, of which 59,967,814 and 44,754,853 shares were issued and outstanding as of December 31, 2024 and 2023, respectively.

Voting, dividend and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.

Voting – Each holder of outstanding shares of common stock shall be entitled to one vote in respect of each share.

Reserved Shares – The Company reserved the following shares of common stock for issuance:

	December 31,
	2024	2023
Stock options outstanding	9,711,075	5,982,464
Non-vested and unsettled restricted stock units	2,463,601	3,631,431
Shares reserved for future issuance	4,295,342	1,013,840
Pre-Funded Warrant Shares	1,611,215	—
Apexigen replacement warrants	1,003,191	1,003,191
Employee stock purchase plan	573,316	565,405
Total	19,657,740	12,196,331

15. Common Stock Warrants

Apexigen Replacement Warrants

Upon the Acquisition, each outstanding warrant issued by Apexigen was assumed and converted into a warrant to acquire the Company’s common stock, on substantially similar terms and conditions as were applicable under such Apexigen warrant agreements. The Company replaced 5,815,613 Apexigen warrants with 1,003,191 Pyxis Oncology warrants.

As of December 31, 2024, there were 344,259 warrants outstanding with an exercise price of $8.12 per share, 17,212 warrants outstanding with an exercise price of $10.14 per share and 641,720 warrants with an exercise price of $66.67 per share. Each of the warrants with an exercise price of $66.67 per share will expire on July 29, 2027, or earlier upon redemption or liquidation. Each of the warrants with an exercise price of $8.12 per share and $10.14 per share will expire on July 30, 2028, or earlier upon redemption or liquidation.

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

Private Placement Warrants

In connection with the Private Placement, the Company issued Pre-Funded Warrants to purchase up to an aggregate of 1,611,215 shares of the Company’s common stock at a purchase price of $4.779 per Pre-Funded Warrant, which represents the per share purchase price of the Shares less the $0.001 per share exercise price for each Pre-Funded Warrant. The Pre-Funded Warrants will be exercisable at any time after the date of issuance and will not expire. As of December 31, 2024, 1,611,215 Pre-Funded Warrants were outstanding. In January 2025, the Company received a notice of exercise for all 1,611,215 shares.

The Company determined that the Pre-Funded Warrants and Apexigen replacement warrants met all of the criteria for equity classification. Accordingly, the warrants were recorded as a component of additional paid-in capital within the accompanying consolidated balance sheets.

16. Stock-Based Compensation

2022 Equity Inducement Plan

On July 1, 2022, the Company’s board of directors approved the 2022 Equity Inducement Plan (the 2022 Inducement Plan), which became effective on that date. The 2022 Inducement Plan allows the Company to make equity-based incentive awards to its officers and employees without stockholder approval pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules, or any successor rule relating to inducement awards. Unless earlier terminated by the Board, 2022 Inducement Plan will terminate on the tenth anniversary of the effective date. The Company has initially reserved 1,400,000 shares of its common stock for the issuance of awards under the 2022 Inducement Plan. As of December 31, 2024, options to purchase 933,945 shares of common stock and 199,582 restricted stock units were outstanding, and 105,749 shares remained available for future issuance under the 2022 Inducement Plan.

2021 Equity Incentive Plan

On September 27, 2021, the Company’s board of directors and stockholders approved the 2021 Equity Incentive Plan (the 2021 Plan), which became effective on October 7, 2021, when the Company’s registration statement was declared effective by the SEC. The 2021 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company has initially reserved 3,852,807 shares of its common stock for the issuance of awards under the 2021 Plan. The number of shares of common stock reserved for issuance under the 2021 Plan will automatically increase annually on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022, and continuing until (and including) the fiscal year ending December 31, 2031 by the lesser of (i) 5% of the total number of shares of common stock outstanding on December 31st of the immediately preceding fiscal year and (ii) the number of shares as may be determined by the board of directors. On January 1, 2024, the number of shares of common stock available for issuance under the 2021 Plan increased by 2,237,743 shares as a result of the evergreen provision. On October 23, 2024, the Company's stockholders approved an increase of 5,500,000 shares of common stock available for issuance under the 2021 Plan. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive options under the 2021 Plan is 7,705,614. Unless earlier terminated by the Board, the 2021 Plan will terminate on the tenth anniversary of the effective date. As of December 31, 2024, options to purchase 5,681,422 shares of common stock and 1,830,903 restricted stock units were outstanding, and 3,773,716 shares remained available for future issuance under the 2021 plan.

2019 Equity Incentive Plan

In 2019, the Company established the 2019 Equity Incentive Plan (the 2019 Plan), under which the Company is allowed to grant options and restricted stock to its employees and non-employees. The maximum number of shares of common stock reserved for issuance under the 2019 Plan is 4,042,408 shares. Options granted under the 2019 Plan include incentive stock options that can be granted only to the Company’s employees and non-statutory stock options that can be granted to the Company’s employees, consultants, advisors and directors. The 2019 Plan also permits the Company to issue restricted stock awards. Unless earlier terminated by the Board, the 2019 Plan will terminate on the tenth anniversary of the effective date.

As of December 31, 2024, options to purchase 2,170,225 shares of common stock and 376,394 restricted stock units were outstanding, and 132,314 shares remained available for future issuance under the 2019 Plan.

2022 Equity Incentive Plan

Upon the Acquisition, the Company assumed Apexigen's 2022 Equity Incentive Plan (the 2022 Plan), which allows the Company to grant options and restricted stock to eligible employees and non-employees. The Company initially reserved 443,912 shares of its common stock for the issuance of awards under the 2022 Plan. The number of shares of common stock reserved for issuance under the 2022 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2023 through January 1, 2032, in an amount equal to the lesser of (i) 0.8625% of the total number of shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase, (ii) 554,890 shares, or (iii) such number of shares determined by the administrator of the 2022 Plan. On January 1, 2024, the number of shares of common stock available for issuance under the 2022 Plan increased by 386,010 shares as a result of the evergreen provision. Unless earlier terminated by the Board, the 2022 Plan will terminate on the tenth anniversary of the effective date. As of December 31, 2024, options to purchase 925,483 shares of common stock and 126,771 RSUs were outstanding under the 2022 Plan and 283,563 shares remained available for future issuance under the 2022 Plan.

2020 Equity Incentive Plan

The Company also assumed Apexigen's 2020 Equity Incentive Plan, (2020 Plan) as a result of the Acquisition. Outstanding awards granted under the 2020 Plan will remain subject to the terms of the plan, and shares underlying awards granted under such plan that are cancelled or forfeited will be available for issuance under the 2022 Plan, as applicable.

2021 Employee Stock Purchase Plan

On September 27, 2021, the Company’s board of directors and stockholders approved the 2021 Employee Stock Purchase Plan (the 2021 ESPP), which became effective on October 7, 2021, when the Company’s registration statement was declared effective by the SEC. The 2021 ESPP initially reserved and authorized the issuance of up to a total of 424,595 shares of common stock to participating employees. The number of shares of common stock reserved for issuance under the ESPP will automatically increase annually on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022, and continuing until (and including) the fiscal year ending December 31, 2031 by the lesser of (i) 110,080 shares, (ii) 1% of the total number of shares of common stock outstanding on December 31st of the immediately preceding fiscal year and (iii) the number of shares as may be determined by the board of directors. On January 1, 2024, the number of shares of common stock available for issuance under the 2021 ESPP increased by 110,080 shares as a result of the evergreen provision. During the year ended December 31, 2024, the Company issued 102,169 shares of common stock pursuant to the ESPP. As of December 31, 2024, the authorized number of shares and shares available for issuance under the 2021 ESPP is 573,316.

Stock Options

Stock options granted under the 2022 Inducement Plan, 2022 Plan, 2021 Plan, 2020 Plan and 2019 Plan (together, the Plans) to employees generally vest over four years and expire after 10 years.

The following table summarizes stock option activity for the year ended December 31, 2024 (in thousands, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	5,982,464	$7.31	7.6	$141
Granted	4,236,093	2.45
Exercised	(123,312)	2.14
Expired	(282,928)	14.28
Forfeited	(101,242)	8.35
Outstanding at December 31, 2024	9,711,075	$5.04	8.2	$44
Options exercisable December 31, 2024	3,895,416	$7.26	6.6	$39

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2024 and 2023, was $1.93 and $1.87 per share, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock of $1.56 per share as of December 31, 2024, the last trading day of 2024. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024 and 2023 was approximately $0.3 million and $0.1 million, respectively.

The Company has an aggregate $12.0 million of gross unrecognized stock-based compensation expense as of December 31, 2024, remaining to be amortized over a weighted average period of 1.7 years. The Company has not recognized and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance related to its net deferred tax assets.

The Company estimated the fair value of each stock option on the date of grant using the following key input assumptions in the Black-Scholes option-pricing model:

	Year Ended December 31,
	2024	2023
Expected volatility	93.23% - 102.27%	97.11% - 118.90%
Risk-free interest rate	3.55% - 4.48%	3.58% - 5.57%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	5.00 - 6.08	0.25 - 6.08

Restricted Stock Units

The following table summarizes restricted stock unit activity for the year ended December 31, 2024:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2024	3,631,431	$2.51
Granted	1,338,162	3.79
Forfeited	(283,858)	2.57
Vested and settled(1)	(2,222,134)	2.37
Non-vested and unsettled at December 31, 2024	2,463,601	$3.26

(1)	includes 70,049 RSUs which are vested but unsettled at December 31, 2024.

Compensation costs related to these RSUs were recorded based on the Company's stock price on the date of issuance and amortized over the service period.

During the year ended December 31, 2024, the Company issued 2,088,109 shares of its common stock from the settlement of 2,152,085 shares of restricted common stock, with the remaining shares withheld for taxes.

The total fair value of restricted common stock that vested during the years ended December 31, 2024 and 2023 was $5.2 million and $8.0 million, respectively.

The Company has an aggregate $6.1 million of gross unrecognized restricted stock-based compensation expense as of December 31, 2024, remaining to be amortized over a weighted average period of 2.6 years.

Summary of Stock-Based Compensation Expense

The following tables summarize the total stock-based compensation expense for the years ended December 31, 2024 and 2023, respectively (in thousands):

	Year Ended December 31,
	2024	2023
Stock options	$7,653	$10,635
Restricted stock	5,292	6,311
Total	$12,945	$16,946

	Year Ended December 31,
	2024	2023
General and administrative	$9,943	$12,537
Research and development	3,002	4,409
Total	$12,945	$16,946

Total stock-based compensation expense for stock options includes expense related to the 2021 ESPP of $0.1 million and less than $0.1 million for the years ended December 31, 2024 and 2023, respectively.

17. Income Taxes

During the years ended December 31, 2024 and 2023, the Company recorded a federal income tax benefit of $2.2 million and $0 respectively. The Company has incurred losses since inception and has provided a full valuation allowance against its deferred tax assets. The Company has recorded a current state income tax expense for Massachusetts in the amount of $0.1 million and less than $0.1 million for the years ended December 31, 2024 and 2023, respectively.

A reconciliation of the expected income tax benefit computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Income tax computed at federal statutory rate %	21.0%	21.0%
State taxes, net of federal benefit	5.2%	2.1%
Share based compensation	-2.4%	-3.5%
Change in valuation allowance	-26.3%	-19.3%
Change in state apportionment	1.9%	0.0%
Provision to tax return differences	1.5%	-3.0%
Research and development credit carryovers	2.1%	3.0%
Permanent differences	-0.4%	-0.3%
Effective income tax rate %	2.6%	0.0%

The Company recorded an income tax benefit with an effective tax rate of 2.6% for the year ended December 31, 2024, due to the reversal of the deferred tax liability as a result of the IPR&D intangible asset impairment, refer to Note 11, Intangible Assets, Net, for additional discussion. The Company's effective tax rate was 0.0% for the year ended December 31, 2023, due to the valuation allowance that eliminates the company's net deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recorded for income tax purposes. Significant components of the Company’s net deferred tax assets as of December 31, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$78,213	$67,569
Tax credit carryforwards	11,816	10,689
Derivative	1,248	1,319
Stock-based compensation	3,452	3,204
Reserves and accruals	1,181	1,156
Capitalized research expenditures	31,593	23,423
License fees	13,044	13,555
Operating lease liability	3,844	3,996
Deferred revenue	—	2,027
Other	208	183
Total gross deferred tax assets before valuation allowance	144,599	127,121
Less: valuation allowance	(140,461)	(119,504)
Total deferred tax assets	$4,138	$7,617
Deferred tax liabilities:
Operating lease ROU assets	(3,508)	(3,459)
Intangibles	(630)	(6,322)
Total deferred tax liabilities	(4,138)	(9,781)
Net deferred tax liabilities	$—	$(2,164)

As of December 31, 2024, the Company's federal and state net operating losses (NOLs) in the U.S. were $63.1 million ($300.7 million before tax) and $15.1 million ($229.6 million before tax), respectively. The federal NOL carryforward generated in the U.S. after tax year 2017 can be carried forward indefinitely but may be subject to annual usage limitations to the extent certain substantial changes in the entity's ownership occur. The federal NOL carryforward relating to tax years prior to 2017 of $5.9 million ($28.3 million before tax), acquired with Apexigen, begin to expire in 2033. The state NOL carryforwards begin expiring in 2035. In addition, as of December 31, 2024, the Company had $8.7 million and $3.9 million of federal and state credit carryovers which begin to expire in 2030. These loss and credit carryforwards are subject to review and possible adjustment by the relevant taxing authorities.

The Company assesses the realizability of the deferred tax assets at each balance sheet based on the available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary. Due to the Company's cumulative loss position which provides significant negative evidence, which is difficult to overcome, the Company has recorded a valuation allowance of $140.5 million as of December 31, 2024, representing the portion of the deferred tax asset that is not more likely than not to be realized. For the years ended December 31, 2024 and 2023, the valuation allowance for deferred tax assets increased by $21.0 million and $61.7 million, respectively. The amount of the deferred tax asset considered realizable, could be adjusted for future factors that would impact the assessment of the objective and subjective evidence. The Company will continue to assess the realizability of deferred tax assets at each balance sheet date in order to determine the proper amount, if any, required for a valuation allowance.

The U.S. tax attributes may be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986 (the “Code”), and similar state provisions if the Company experiences one or more ownership changes, which would limit the amount of the tax attributes that can be utilized to offset future taxable income. In general, an ownership change as defined by Section 382, results from the transactions increasing ownership of certain stockholders or public groups in the stock of the corporation of more than fifty percentage points over a three-year period. If a change in ownership occurs in the future, the NOL and research and development credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

The Company is subject to tax and will continue to file federal income tax returns in the U.S. as well as in certain state and local jurisdictions. The Company is subject to tax examinations for tax years ended December 31, 2021 and forward in all applicable income tax jurisdictions. Tax audits and examinations can involve complex issues, interpretations and judgments. The resolution of matters may span multiple years particularly if subject to litigation or negotiation. The Company believes that it has appropriately recorded its tax position using reasonable estimates and assumptions, however the potential tax benefits may impact the results of operations or cashflows in the period of resolution, settlement, or when the statutes of limitations expire. The Company has recorded reserves related to unrecognized tax benefits on historical positions taken by Apexigen in periods before the acquisition. No interest or penalties have been calculated on the reserves for unrecognized tax benefits due to taxable losses in the years in which the benefits were recorded. The Company does not believe that it is reasonably possible that the resolution of tax exposures within the next twelve months would have a material impact on the consolidated financial statements as of December 31, 2024.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Gross unrecognized tax benefit at January 1	$2,003	$—
Additions for positions taken during a prior period	—	2,003
Gross unrecognized tax benefit at December 31	$2,003	$2,003

18. Net Loss per Share

The Company’s potentially dilutive securities, which include replacement warrants, restricted stock units, and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(77,331)	$(73,790)
Denominator:
Weighted-average common shares outstanding, basic and diluted	58,445,765	39,904,603
Net loss per share, basic and diluted	$(1.32)	$(1.85)

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per common share due to their anti-dilutive effect:

	December 31,
	2024	2023
Stock options outstanding	9,711,075	5,982,464
Non-vested and unsettled restricted stock units	2,463,601	3,631,431
Shares reserved for future issuance	4,295,342	1,013,840
Apexigen replacement warrants	1,003,191	1,003,191
Employee stock purchase plan	573,316	565,405
Total	18,046,525	12,196,331

19. Related Parties

The Company was founded out of Dr. Thomas Gajewski’s laboratory at the University of Chicago. In 2020, the Company entered into the License Agreement with the University of Chicago, as well as a sponsored research agreement. The Company incurred expenses of less than $0.1 million and $0.2 million during the years ended December 31, 2024 and 2023, respectively, with regards to the University License Agreement. Refer to Note 4, Licensing Agreements, for additional discussion.

Pfizer owns more than 10% of the Company and is considered the principal owner of the Company. The Company did not incur expenses related to the Pfizer A&R License Agreement during the year ended December 31, 2024. During the year ended December 31, 2023, in accordance with the terms of the A&R License Agreement, the Company paid $8.0 million to Pfizer in January 2023 and issued 1,811,594 shares of its common stock in March 2023. Refer to Note 4, Licensing Agreements, for additional discussion.

20. Commitments and Contingencies

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