Form 10-Q
period 2025-03-31
Pyxis Oncology, Inc.
filed 2025-05-15
CIK 1782223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 14, 2025, the registrant had 61,947,665 shares of common stock, $0.001 par value per share, outstanding.

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
•
We are heavily dependent on the success of our product candidate, micvotabart pelidotin, which is in the early stages of clinical development. If our product candidate is not successful in clinical trials or does not receive regulatory approval or licensure or is not successfully commercialized, our business will be materially and adversely affected.
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
•
If we fail to comply with our obligations under any license, collaboration or other agreements, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our product candidate or we could lose certain rights to grant sublicenses.
•
Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. If we breach our Pfizer license agreement or any of the other agreements under which we acquired, or will acquire, intellectual property rights covering our product candidate, we could lose the ability to continue the development and commercialization of the related product candidate(s).
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$12,759	$19,473
Marketable debt securities, short-term	92,673	107,458
Restricted cash	1,472	1,472
Prepaid expenses and other current assets	4,967	4,037
Total current assets	111,871	132,440
Property and equipment, net	9,403	9,899
Intangible assets, net	2,544	2,600
Operating lease right-of-use asset	12,049	12,242
Total assets	$135,867	$157,181
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,846	$4,859
Accrued expenses and other current liabilities	10,076	11,371
Operating lease liabilities, current portion	1,508	1,450
Total current liabilities	14,430	17,680
Operating lease liabilities, net of current portion	18,254	18,650
Financing lease liabilities, net of current portion	80	100
Total liabilities	32,764	36,430
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 190,000,000 shares authorized; 61,631,376 and 59,967,814 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	62	60
Additional paid-in capital	487,706	484,077
Accumulated other comprehensive income	49	170
Accumulated deficit	(384,714)	(363,556)
Total stockholders’ equity	103,103	120,751
Total liabilities and stockholders’ equity	$135,867	$157,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
Royalty revenues	$—	$8,146
Sale of royalty rights	—	8,000
Total revenues	—	16,146
Costs and operating expenses
Cost of revenues	—	475
Research and development	17,044	13,029
General and administrative	5,870	8,247
Total costs and operating expenses	22,914	21,751
Loss from operations	(22,914)	(5,605)
Other income, net:
Interest and investment income	1,241	1,550
Sublease income	515	799
Total other income, net	1,756	2,349
Net loss	$(21,158)	$(3,256)
Net loss per common share - basic and diluted	$(0.35)	$(0.06)
Weighted average shares of common stock outstanding - basic and diluted	61,048,948	51,289,284
Other comprehensive loss:
Net unrealized loss on marketable debt securities	(121)	(123)
Other comprehensive loss	(121)	(123)
Comprehensive loss	$(21,279)	$(3,379)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2024	59,967,814	$60	$484,077	$170	$(363,556)	$120,751
Exercise of pre-funded warrants	1,611,215	2	—	—	—	2
Issuance of restricted common stock, net of tax withholdings	22,728	—	(2)	—	—	(2)
Issuance of common stock under employee stock purchase plan (ESPP)	29,619	—	—	—	—	—
Stock-based compensation	—	—	3,631	—	—	3,631
Net unrealized loss on marketable debt securities	—	—	—	(121)	—	(121)
Net loss	—	—	—	—	(21,158)	(21,158)
Balance at March 31, 2025	61,631,376	$62	$487,706	$49	$(384,714)	$103,103

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2023	44,754,853	$45	$411,821	$63	$(286,225)	$125,704
Issuance of common stock in private placement, net of offering costs	8,849,371	9	39,163	—	—	39,172
Issuance of common stock pursuant to at-the-market (ATM) program, net of offering costs (See Note 14)	3,600,000	4	10,586	—	—	10,590
Issuance of pre-funded warrants in private placement, net of offering costs	—	—	7,700	—	—	7,700
Issuance of restricted common stock, net of tax withholdings	1,497,921	1	(197)	—	—	(196)
Stock options exercised	100,981	—	245	—	—	245
Stock-based compensation	—	—	4,320	—	—	4,320
Net unrealized loss on marketable debt securities	—	—	—	(123)	—	(123)
Net loss	—	—	—	—	(3,256)	(3,256)
Balance at March 31, 2024	58,803,126	$59	$473,638	$(60)	$(289,481)	$184,156

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows (In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(21,158)	$(3,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	552	1,116
Stock-based compensation	3,631	4,320
Non-cash lease expense	193	164
Accretion of discount on marketable debt securities	(1,157)	(1,288)
Changes in operating assets and liabilities:
Accounts receivable	—	(8,000)
Prepaid expenses and other current assets	(930)	(2,046)
Accounts payable	(2,013)	(1,365)
Accrued expenses and other current liabilities	(1,315)	(2,143)
Operating lease liabilities	(338)	(552)
Deferred revenues	—	(7,660)
Net cash used in operating activities	(22,535)	(20,710)
Investing activities
Redemption of marketable debt securities	67,173	74,532
Purchase of marketable debt securities	(51,352)	(92,793)
Purchase of property and equipment	—	(237)
Net cash provided by (used in) investing activities	15,821	(18,498)
Financing activities
Proceeds from issuance of common stock and pre-funded warrants in private placement, net of offering costs	2	46,872
Proceeds from issuance of common stock pursuant to ATM program, net of offering costs	—	10,590
Tax withholding payments related to net settlement of restricted common stock	(2)	(196)
Proceeds from the exercise of stock options	—	245
Net cash provided by financing activities	—	57,511
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,714)	18,303
Cash, cash equivalents and restricted cash at beginning of year	20,945	11,136
Cash, cash equivalents and restricted cash at end of period	$14,231	$29,439
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$12,759	$27,967
Restricted cash	1,472	1,472
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$14,231	$29,439

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Company’s fiscal year ends on December 31 and its first three fiscal quarters end on March 31, June 30 and September 30. The accompanying condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and follow the requirements of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB).

In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three months ended March 31, 2025 are not necessarily indicative of those expected for the year ending December 31, 2025 or for any future period. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2025 (Fiscal 2024 10-K).

Liquidity

As of March 31, 2025, the Company had an accumulated deficit of $384.7 million. The Company has incurred losses and negative cash flows from operations since inception, including net losses of $21.2 million and $3.3 million for the three months ended March 31, 2025 and 2024, respectively.

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

The Company currently expects that its existing cash, cash equivalents and short-term investments of $105.4 million as of March 31, 2025 will fund its operating expenses and capital requirements for at least twelve months from the date these unaudited condensed consolidated financial statements are issued. Additional funding may be necessary to fund future clinical and preclinical activities.

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

Risks and Uncertainties

The Company is subject to risks common to early clinical stage companies in the biopharmaceutical industry including, but not limited to, uncertainties related to commercialization of products, regulatory approvals, dependence on key suppliers for active ingredients and third party service providers such as contract research organizations (CROs) and contract development and manufacturing organizations (CDMOs), protection of intellectual property rights and the ability to make milestone, royalty or other payments due under any license, collaboration or supply agreements.

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

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies disclosed in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s Fiscal 2024 10-K.

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

3. Fair Value Measurements

The following tables present the financial instruments carried at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, respectively, in accordance with the FASB ASC 820 hierarchy (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$8,242	$—	$—	$8,242
Marketable debt securities
U.S. Treasury securities	92,673	—	—	92,673
Total	$100,915	$—	$—	$100,915

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$9,491	$—	$—	$9,491
Marketable debt securities
U.S. Treasury securities	107,458	—	—	107,458
Total	$116,949	$—	$—	$116,949

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

4. Marketable Debt Securities

Marketable debt securities, all of which were classified as available-for-sale, consist of the following (in thousands):

	March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Marketable debt securities
U.S. Treasury securities	$92,624	$53	$(4)	$92,673
Total	$92,624	$53	$(4)	$92,673

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Marketable debt securities
U.S. Treasury securities	$107,288	$170	$—	$107,458
Total	$107,288	$170	$—	$107,458

As of March 31, 2025, the remaining contractual terms of the U.S. Treasury securities were less than 12 months.

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

Interest and investment income consists of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest income	$84	$262
Accretion of discount, net	1,157	1,288
Total interest and investment income	$1,241	$1,550

5. Segment disclosure

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

The accounting policies of the single segment are the same as those described in the Company’s significant accounting policies disclosed in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s Fiscal 2024 10-K. The CODM assesses performance for the segment based on net loss, which is reported on the condensed consolidated statements of operations and comprehensive loss as net loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

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

The table below summarizes segment net loss, including significant expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Royalty revenue and sale of royalty rights	$—	$16,146
Costs and operating expenses
Cost of revenues	—	475
Research and development
Clinical product candidates	5,146	3,974
Clinical product manufacturing	3,384	2,563
Personnel-related expenses excluding stock-based compensation	4,739	3,504
Stock-based compensation	1,122	678
Depreciation and amortization	473	315
Other (i)	2,180	1,995
Total research and development expenses	17,044	13,029
General and administrative
Personnel-related expenses excluding stock-based compensation	1,491	1,918
Stock-based compensation	2,509	3,643
Professional and consultant fees	814	1,080
Other (ii)	1,056	1,606
Total general and administrative expenses	5,870	8,247
Total costs and operating expenses	22,914	21,751
Other segment income (iii)	1,756	2,349
Segment net loss	$(21,158)	$(3,256)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net loss	$(21,158)	$(3,256)

(i)
Other research and development segment items include facilities expenses, lab services, professional services and technology costs.
(ii)
Other general and administrative segment items include facilities expenses, technology costs, insurance and depreciation.
(iii)
Other segment income for the three months ended March 31, 2025 and 2024 consisted of $1.2 million and $1.6 million of interest and investment income and $0.5 million and $0.8 million of sublease income, respectively.

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

Pursuant to the University License Agreement, the Company is obligated to pay potential development and commercial milestones as well as running royalties on net sales of licensed products at varying rates. The Company assessed the milestone and royalty events under the University License Agreement as of March 31, 2025 and 2024, and determined that no such amounts were required.

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

Further, pursuant to the A&R License Agreement, the Company is obligated to pay future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products at varying rates. The Company assessed the milestone and royalty events under the A&R License Agreement as of March 31, 2025 and 2024, and determined that no such amounts were required.

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

Pursuant to the Biosion License Agreement, the Company paid an upfront license fee of $10.0 million in March 2022. Further, the Company is also obligated to pay future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products and sublicensing revenues at varying rates. In December 2024, the Company paused the clinical development of PYX-106. The Company assessed the milestone and royalty events involving the Biosion License Agreement as of March 31, 2025 and 2024, and determined that no such amounts were required.

Acquired Out-Licensing Agreements

In August 2023, the Company completed the acquisition of Apexigen, Inc. ("Apexigen") and assumed all out-licensing agreements of Apexigen upon the Merger.

Simcere License and Collaboration Agreement

In December 2008, Epitomics, Inc. (“Epitomics”) (Apexigen’s predecessor) and Jiangsu Simcere Pharmaceutical R&D Co., Ltd. (“Simcere”) entered into a license and collaboration agreement (the “Simcere Agreement”) for the development and commercialization of suvemcitug (BD0801) for oncology in China.

Simcere is obligated to pay the Company milestone payments for achievement of certain clinical development milestones and low to high single-digit percentage royalties on net sales of suvemcitug in China until 15 years after the first commercial sale of suvemcitug. The Company assessed the milestone and royalty events involving Simcere as of March 31, 2025 and determined that no such amounts were receivable.

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

Under the agreement, Mabwell was granted an exclusive, royalty-bearing, perpetual license (without the right to sublicense) to rights in certain intellectual property to develop and commercialize such therapeutic candidates. Mabwell is obligated to pay the Company a mid-single-digit percentage royalty on net sales of such therapeutic candidates in China. The Company assessed the milestone and royalty events involving Mabwell as of March 31, 2025 and determined that no such amounts were receivable.

Toray Sublicense Agreement

In May 2012, Epitomics and Toray Industries, Inc. (“Toray”), entered into a non-exclusive sublicense agreement (the “Toray Agreement”) under which Epitomics granted Toray a non-exclusive, worldwide sublicense, with the right to grant further sublicenses, to develop and commercialize drug product candidates that Toray developed using antibodies created using Apexigen’s antibody-discovery platform (the “APXiMAB Platform”) that target certain molecules to use in the development of its drug product candidates. Under the Toray Agreement, Toray paid an upfront fee, and agreed to pay certain development- and regulatory-related milestone payments and a low single-digit percentage royalty on net sales of licensed products and sublicense revenues by Toray or its affiliates. The Company assessed the milestone and royalty events involving Toray as of March 31, 2025 and determined that no such amounts were receivable.

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

During the three months ended March 31, 2025, the Company did not sell any shares of common stock under the ATM offering program. As of March 31, 2025, the Company had $106.2 million of remaining capacity available under the ATM facility.

Preferred Stock

There were no issued and outstanding shares of preferred stock as of March 31, 2025 and December 31, 2024.

Common Stock

Voting, dividend and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.

Voting—Each holder of outstanding shares of common stock shall be entitled to one vote in respect of each share.

Reserved Shares—The Company reserved the following shares of common stock for issuance:

	March 31, 2025	December 31, 2024
Stock options outstanding	12,228,168	9,711,075
Restricted stock units outstanding	2,421,954	2,463,601
Shares reserved for future issuance	5,382,829	4,295,342
Pre-Funded Warrant Shares	—	1,611,215
Apexigen replacement warrants	1,003,191	1,003,191
Employee stock purchase plan	653,777	573,316
Total	21,689,919	19,657,740

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

As of March 31, 2025, there were 344,259 warrants outstanding with an exercise price of $8.12 per share, 17,212 warrants outstanding with an exercise price of $10.14 per share and 641,720 warrants with an exercise price of $66.67 per share. Each of the warrants with an exercise price of $66.67 per share will expire on the fifth anniversary of July 29, 2022, or earlier upon redemption or liquidation. Each of the warrants with an exercise price of $8.12 per share and $10.14 per share will expire on July 30, 2028, or earlier upon redemption or liquidation.

Private Placement Warrants

In February 2024, the Company received gross proceeds of $50 million via private placement with certain institutional and accredited investors by issuing (i) 8,849,371 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $4.78 per share, and (ii) pre-funded warrants (‘Pre-Funded Warrant’) to purchase up to an aggregate of 1,611,215 shares of the Company’ common stock at a purchase price of $4.779 per Pre-Funded Warrant.

In January 2025, the pre-funded warrant holder exercised their right to convert the Pre-Funded Warrants to common stock and accordingly, the Company issued 1,611,215 shares of the Company’s common stock to the warrant holder.

9. Stock-Based Compensation

The Company grants stock-based incentive awards pursuant to the 2021 Equity and Incentive Plan (the ‘2021 Plan’), 2019 Equity Incentive Plan (the ‘2019 Plan’), Apexigen Equity Incentive Plans (the ‘Apexigen Plan’) and the 2022 Equity Inducement Plan (the ‘2022 Inducement Plan’). As of March 31, 2025, there were 4,072,703 shares, 132,435 shares, 764,154 shares and 413,537 shares available for future issuance under the 2021 Plan, 2019 Plan, Apexigen Plan and 2022 Inducement Plan, respectively.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2025 (in thousands, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	9,711,075	$5.04	8.2	$44
Granted	3,104,372	0.98
Forfeited	(587,279)	2.01
Outstanding at March 31, 2025	12,228,168	$4.16	8.2	$21
Options exercisable March 31, 2025	4,379,232	$7.00	6.2	$21

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock of $0.98 per share as of March 31, 2025. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2025 and 2024 was $0 and $0.2 million, respectively, as no stock options were exercised during the three months ended March 31, 2025.

The Company has an aggregate $11.0 million of gross unrecognized stock-based compensation expense as of March 31, 2025, remaining to be amortized over a weighted average period of 1.94 years.

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2025 and 2024, was $0.78 and $2.32 per share, respectively, and was calculated using the following key input assumptions in the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2025	2024
Expected volatility	93.920% - 99.910%	99.41% - 102.27%
Risk-free interest rate	3.960% - 4.450%	4.06% - 4.23%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	5.00 - 6.08	5.00 - 6.08

Restricted Stock Units

The following table summarizes restricted stock units activity for the three months ended March 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	2,533,650	$3.26
Forfeited	(80,804)	3.18
Vested and settled	(30,892)	3.73
Outstanding at March 31, 2025(1)	2,421,954	$3.26

(1) Includes 361,263 RSUs which are vested but not settled at March 31, 2025.

During the three months ended March 31, 2025, the Company issued 22,728 shares of its common stock from the settlement of 30,892 restricted common units, with the remaining shares withheld for taxes. The Company has an aggregate $5.04 million of gross unrecognized restricted stock-based compensation expense as of March 31, 2025, remaining to be amortized over a weighted average period of 2.4 years.

Summary of Stock-Based Compensation Expense

The following table summarizes the total stock-based compensation expense for the three months ended March 31, 2025 and 2024, respectively (in thousands):

	Three Months Ended March 31,
	2025	2024
General and administrative	$2,509	$3,642
Research and development	1,122	678
Total	$3,631	$4,320

2021 Employee Stock Purchase Plan (“2021 ESPP”)

The Company has the 2021 ESPP in force. The Company issued 29,619 shares under the 2021 ESPP during the three months ended March 31, 2025. The company did not issue any shares during the three months ended March 31, 2024. As of March 31, 2025, 653,777 shares are available for issuance under the 2021 ESPP.

10. Operating Leases

The Company leases its office and facilities in Boston, Massachusetts under a non-cancellable operating lease agreement that continues through December 31, 2032. Cash paid for operating lease liabilities were $0.8 million and $1.1 million during the three months ended March 31, 2025 and 2024, respectively, which is included in operating cash flows within the accompanying unaudited condensed consolidated statements of cash flows.

The component of operating lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Lease cost
Operating lease cost	$672	$663
Variable lease cost	55	539
Total operating lease cost	$727	$1,202

The Company subleases approximately 17,729 square feet of office and laboratory space in the building located at 321 Harrison Avenue, Boston, Massachusetts. The Company remains jointly and severally liable under the head lease and accounts for the sublease as an operating lease. The lease term commenced on March 24, 2023 and is expected to end in March 2026. The Company recognized sublease income of $0.5 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively.

11. Income Taxes

The Company’s effective tax rate from continuing operations was 0% for the three months ended March 31, 2025 and 2024. The Company has not recorded a federal income tax provision for the three months ended March 31, 2025 and 2024. The Company recorded a nominal state and local income tax provision for the three months ended March 31, 2025 and 2024.

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

12. Net Loss per Common Share

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per common share due to their anti-dilutive effect:

	March 31,
	2025	2024*
Stock options outstanding	12,228,168	6,892,951
Restricted stock units outstanding	2,421,954	3,110,597
Shares reserved for future issuance	5,382,829	1,649,038
Apexigen replacement warrants	1,003,191	1,003,191
Employee stock purchase plan	653,777	675,485
Total	21,689,919	13,331,262

*Pre-Funded Warrant Shares of 1,611,215 shares are included in the computation of basic and diluted net loss per common share for the three months ended March 31, 2024 as the Pre-Funded Warrants were issuable for nominal consideration.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our (1) unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2024, included in our Fiscal 2024 10-K. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Pyxis Oncology,” the “Company,” “we,” “us,” and “our” refer to Pyxis Oncology, Inc. and its subsidiaries.

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

Our product candidate, micvotabart pelidotin, formerly referred to as PYX-201, is an investigational novel antibody-drug conjugate (ADC) that uniquely targets Extradomain-B Fibronectin (EDB+FN), a non-cellular structural component within the tumor extracellular matrix (ECM). The tumor ECM is a complex network of fibrous proteins and molecules with unique composition that play an important role in cell development and tumor growth and in some instances, in supporting metastasis. The fibronectin strands within the ECM give the tumor shape and support the clustering of tumor cells.

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

Our ADC, micvotabart pelidotin, consists of human Immunoglobulin G1 (IgG1) and is site-specifically conjugated with a cleavable linker and a microtubule inhibitor (optimized auristatin) payload. Micvotabart pelidotin is designed to optimize linker stability to enable delivery of the next generation auristatin payload that can be cleaved and released in the ECM and penetrate through the tumor cell membrane to kill tumor cells directly without the need for cell surface antigen-mediated internalization of the ADC. Unlike conventional ADCs which bind to the tumor cell surface antigens, micvotabart pelidotin is designed to deliver the auristatin payload to the extracellular environment and release the free payload to kill tumor cells as well as activated fibroblasts and vascular endothelial cells that support tumor growth. We believe the free payload kills the tumor cells through a combination of bystander effect directly killing highly proliferative cells and through stimulation of the local immune cells.

We conducted a Phase 1 dose escalation (Part 1) study, referred to as PYX-201-101 to evaluate micvotabart pelidotin monotherapy in patients with advanced solid tumors predicted to express EDB+FN. A total of 80 patients were dosed across nine solid tumor types during the PYX-201-101 (Part 1) study. In November 2024, we announced positive preliminary data from Part 1 of our Phase 1 dose escalation study of PYX-201-101 with a data cut-off date of October 4, 2024.

The recurrent and metastatic head and neck squamous cell carcinoma (R/M HNSCC) patients were observed to show the strongest tumor regression response during this Part 1 phase of the study. Among the six efficacy evaluable patients with R/M HNSCC at the therapeutically active dose response range of 3.6 mg/kg – 5.4 mg/kg IV Q3W, the study achieved a confirmed 50% objective response rate (ORR) based on RECIST 1.1 criteria including one confirmed complete response (cCR) and two confirmed partial responses (cPRs) and yielded a disease control rate (DCR) of 100%. These six heavily pre-treated patients with R/M HNSCC had either HPV-positive (HPV+) or HPV-negative (HPV-) tumors and a median of four prior lines of systemic therapy in the advanced disease setting.

While we observed evidence of tumor regression across all nine solid tumor types that were enrolled in the Phase 1 Part 1 dose escalation study, dose responses were most pronounced in six solid tumor types of interest, including R/M HNSCC, hormone receptor positive and human epidermal growth factor receptor 2 negative (HR+/HER2-) breast cancer, locally advanced / metastatic non-small cell lung cancer (NSCLC), ovarian cancer, sarcoma and triple negative breast cancer (TNBC), at the therapeutically active dose response range of 3.6 mg/kg – 5.4 mg/kg IV Q3W. Micvotabart pelidotin achieved a 26% ORR (n=31) in patients with these six solid tumor types dosed at 3.6 mg/kg – 5.4 mg/kg IV Q3W.

Recent Preclinical Data

Recently, we presented new preclinical data at the 2025 American Association for Cancer Research (AACR), Annual Meeting in Chicago. We observed broad anti-tumor activity for micvotabart pelidotin across ten solid tumor indications in PDX models, attributed to EDB+FN target expression, proteolytic activity for micvotabart pelidotin linker cleavage and tumor responsiveness to the optimized cytotoxic Auristatin0101 payload. The preclinical data is summarized below:

•
45% of models demonstrated strong to very strong tumor growth inhibition (TGI%) activity (70%<TGI<90% or TGI>90% respectively), with only 25% of models showing no response (TGI<25%).
•
PDX models with very strong activity (TGI>90%) were found across nine out of ten solid tumor indications.
•
Complete responses to micvotabart pelidotin (tumor volume reached 0mm3 for at least two consecutive measurements) were found across several tumor indications, consistent with previous analysis.
•
micvotabart pelidotin was observed to be well-tolerated (3mg/kg, Q4Dx4).

We also performed differential gene expression analysis, which enabled us to identify gene signatures linked to anti-tumor activity consistent with our extracellular ADC hypothesis. We observed that enzyme and tumor stroma gene signatures were the gene sets with the greatest number of differentially expressed genes. Further, the preclinical data shows upregulation of certain proteases that may contribute to increased linker cleavage and subsequent increased anti-tumor activity for micvotabart pelidotin, supporting our extracellular hypothesis.

We also conducted preclinical studies combining a mouse analog of micvotabart pelidotin with anti-PD-1 therapy. The combination of a mouse analog of micvotabart pelidotin with anti-PD-1 therapy inhibited EMT6 tumor growth and improved survival compared to either treatment alone, suggesting potential benefit for combination therapy to deepen anti-tumor responses in solid tumors. The preclinical studies combining a mouse analog of micvotabart pelidotin with anti-PD-1 therapy is summarized below:

•
Monotherapy of mouse analog of micvotabart pelidotin inhibited dose-dependent tumor outgrowth of EDB+FN expressing EMT6 tumors and was well-tolerated at 6 mg/kg.
•
The mouse analog of micvotabart pelidotin boosted the immune response by activating dendritic cells and increasing CD45+ immune cell infiltration, including PD-1+ T cells, into tumors, transforming EMT6 tumors into immune-infiltrated, "hot" tumors.
•
Significant TGI observed with mouse analog of micvotabart pelidotin (TGI=94%) and anti-PD-1 therapy (TGI=54%) as monotherapies.
•
The combination of the mouse analog of MICVO and anti-PD-1 therapy resulted in TGI of 91% and complete response was seen in 9/15 animals – greater tumor regression and clearance than either treatment alone.
•
Mouse analog of micvotabart pelidotin in combination with anti-PD1 therapy induced lasting immunological memory, enhancing tumor clearance and protecting against tumor recurrence in rechallenged mice.

The preclinical data indicated micvotabart pelidotin alone may be eliciting immune responses in previously unresponsive tumors, as observed with the infiltration of T cells into the tumor, representing potential for micvotabart pelidotin to drive immunogenic cell death. Together, these preclinical data further support the three-pronged mechanism of action of micvotabart pelidotin driving anti-tumor activity via direct tumor killing, bystander effect and immunogenic cell death.

We believe the totality of our preliminary clinical and preclinical data supports further development of both micvotabart pelidotin monotherapy expansion and combination therapy trials.

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

The following table summarizes our clinical pipeline:

In early January 2025, we initiated the dose expansion phase (Part 2) of the PYX-201-101 monotherapy study with a prioritized focus to confirm the preliminary efficacy signals in R/M HNSCC seen in Part 1. Currently, we are enrolling and dosing patients for two monotherapy R/M HNSCC expansion cohorts. The Part 2 dose expansion phase includes the following two R/M HNSCC cohorts across sites in the United States (US), European Union (EU) and other countries:

•
micvotabart pelidotin monotherapy for second line (2L) and third line (3L) R/M HNSCC patients who have received prior platinum-based chemotherapy and prior PD-(L)1 inhibitor therapy. We expect to enroll approximately 20 patients in this expansion cohort at the 5.4 mg/kg IV Q3W dose, a pharmacologically active dose identified during Part 1 of this trial where we have seen clinically meaningful anti-tumor activity with manageable safety. We anticipate having preliminary data in the second half of 2025; and
•
micvotabart pelidotin monotherapy for 2L and 3L R/M HNSCC patients who have received prior epidermal growth factor receptor (EGFR) directed therapy and prior PD-(L)1 inhibitor therapy. We expect to enroll approximately 20 patients in this expansion cohort also at the 5.4 mg/kg IV Q3W dose and anticipate having preliminary data in the first half of 2026.

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

We initiated Part 1 dose escalation phase of PYX-201-102 covering multiple tumor types with an aim to identify the Recommended Phase 2 Dose (RP2D) of micvotabart pelidotin in combination with pembrolizumab. Currently, we are enrolling and dosing patients to clear the three doses that will be tested in combination with pembrolizumab. During Part 1 dose escalation, we anticipate testing a fixed dose of pembrolizumab in combination with 3 different doses of micvotabart pelidotin ranging from 3.6 mg/kg – 5.4 mg/kg IV Q3W. Pembrolizumab (standard dose at 200 mg IV) will be given with escalating doses of micvotabart pelidotin with a starting dose of 3.6 mg/kg IV every 3 weeks (Q3W). Upon clearance of the initial dose level of 3.6 mg/kg IV Q3W by the Dose Escalation and Steering Committee (DESC), and depending on observed safety data, we may escalate to 4.4 mg/kg IV Q3W of micvotabart pelidotin with 200 mg IV of pembrolizumab, with a potential of dosing at 5.4 mg/kg IV Q3W of micvotabart pelidotin with 200 mg IV of pembrolizumab. We aim to select a dose of micvotabart pelidotin in combination with pembrolizumab by mid-year 2025, which will guide our discussion with the FDA about potential RP2D for further combination study.

Concurrently to the Part 1 dose escalation and assuming each dose clears the escalation step, the Phase 1/2 combination study will evaluate micvotabart pelidotin and pembrolizumab in patients with 1L and 2L+ R/M HNSCC. We expect to enroll approximately 20 patients, which will be enrolled for each dose in their respective backfill cohort upon clearance of the dose by the DESC. Pembrolizumab (standard dose at 200 mg IV) will be given with escalating doses of micvotabart pelidotin with a starting dose of 3.6 mg/kg IV every 3 weeks, followed by dose of 4.4 mg/kg IV Q3W, if DESC clears it and then a dose of 5.4 mg/kg IV Q3W, if DESC clears it. We anticipate having preliminary data on at least a subset of these R/M HNSCC patients in the second half of 2025. Timing of data availability from the full recruitment and dosing of R/M HNSCC patients is dependent on the timing of activation of additional clinical trial sites and patient enrollment. Further guidance on anticipated timing of the full preliminary data readout will be provided in mid-year of 2025.

Since our inception, we have focused substantially all of our resources on conducting research and development activities, undertaking preclinical studies and clinical trials, organizing and staffing our company, business planning, raising capital, establishing and maintaining our intellectual property portfolio and identifying potential product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have incurred significant operating losses since our inception. We reported net losses of $21.2 million and $3.3 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $384.7 million, net equity of $103.1 million, and cash, cash equivalents and short-term investments of $105.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses and capital expenditures will increase substantially in connection with our ongoing activities. Our operations to date have been financed primarily through sales of convertible preferred stock and sale of equity securities and additional funding may be necessary to fund future clinical and preclinical activities.

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

Operating Expenses

Cost of Revenues

The components of our cost of revenues are expenses directly attributable to revenues. During the three months ended March 31, 2025, the Company has not incurred any costs with respect to revenue.

Research and Development Expenses

Research and development expenses consist of costs incurred for our research activities, including our discovery efforts and research work to support clinical development, and the development of our programs. Research and development expenses are separated into program-specific costs and unallocated costs.

Program-specific costs include:

•
direct third party costs, which include expenses incurred under agreements with contract research organizations (CROs), and the cost of consultants who assist with the development of our product candidate on a program-specific basis, investigator grants, sponsored research, and any other third party expenses directly attributable to the development of the product candidate;
•
costs of acquiring, developing, and manufacturing and testing clinical and preclinical materials, including costs incurred under agreements with contract development and manufacturing organizations (CDMOs) to the extent they can be allocated to a specific program;
•
license fees and milestone payments related to the acquisition and retention of certain licensed technology and intellectual property rights for a specific product candidate; and
•
costs associated with preclinical activities that are directly attributable to the development of the product candidate.

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

We expect that our research and development expenses will increase substantially in connection with our ongoing and planned preclinical and clinical development activities in the near term and in the future. The successful development of our product candidate is highly uncertain. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidate and we may never succeed in obtaining regulatory approval for any of our product candidate.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Revenues
Royalty revenues	$—	$8,146	$(8,146)
Sale of royalty rights	—	8,000	(8,000)
Total revenues	—	16,146	(16,146)
Costs and operating expenses
Cost of revenues	—	475	(475)
Research and development	17,044	13,029	4,015
General and administrative	5,870	8,247	(2,377)
Total costs and operating expenses	22,914	21,751	1,163
Loss from operations	(22,914)	(5,605)	(17,309)
Other income, net
Interest and investment income	1,241	1,550	(309)
Sublease income	515	799	(284)
Total other income, net	1,756	2,349	(593)
Net loss	$(21,158)	$(3,256)	$(17,902)

Revenues

Revenues for the quarter ended March 31, 2025, were $0, compared to $16.1 million for the quarter ended March 31, 2024. In March 2024, we entered into the settlement agreement with Novartis, pursuant to which we transferred our rights to future royalties on the net sales of Beovu® to Novartis for a one-time amount of $8.0 million. Novartis also agreed to forgo its right to reclaim royalties previously paid of $8.1 million to us and Apexigen.

Costs and Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Program-specific costs:
Micvotabart pelidotin	$7,098	$4,357	$2,741
PYX-106	936	1,989	(1,053)
Other program costs	496	191	305
Total program costs	8,530	6,537	1,993
Unallocated costs:
Personnel-related expenses including stock-based compensation	5,861	4,182	1,679
Other costs	2,653	2,310	343
Total research and development expenses	$17,044	$13,029	$4,015

Research and development expenses increased by $4.0 million, from $13.0 million for the three months ended March 31, 2024 to $17.0 million for the three months ended March 31, 2025.

Micvotabart Pelidotin program-specific research and development costs increased by $2.7 million, primarily due to a $1.1 million increase in contract manufacturing costs due to the timing of manufacturing runs for micvotabart pelidotin, $0.8 million increase in clinical trial related expenses related to our dose expansion phase (Part 2) of the PYX-201-101 monotherapy study and trial set up costs related to combination study, PYX-201-102, and $0.4 million increase in preclinical and translation work to support clinical development work of micvotabart pelidotin .

PYX-106 program-specific research and development costs decreased by $1.0 million as we paused the clinical development of PYX-106-101 in December 2024.

Unallocated research and development increased by $2.0 million from $6.5 million for the three months ended March 31, 2024 to $8.5 million for the three months ended March 31, 2025. This increase was primarily due to severance cost of $1 million due to the reduction in workforce announced in March 2025 and increase in stock based compensation by $0.4 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Personnel-related expenses including stock-based compensation	$4,000	$5,561	$(1,561)
Professional and consultant fees	814	1,080	(266)
Facilities, insurance and other costs	1,056	1,606	(550)
Total general and administrative expenses	$5,870	$8,247	$(2,377)

General and administrative expenses decreased by $2.4 million, from $8.3 million for the three months ended March 31, 2024 to $5.9 million for the three months ended March 31, 2025. The decrease was primarily related to decrease in stock-based compensation by $1.2 million, decrease in professional and consultant fees and lower corporate insurance cost.

Other Income, Net

Other income, net for the three months ended March 31, 2025 and 2024 was $1.8 million and $2.3 million, respectively. The decrease was primarily due to a decrease in interest and investment income as compared to the previous quarter.

Liquidity and Capital Resources

We had cash, cash equivalents and short-term investments of $105.4 million as of March 31, 2025. For the three months ended March 31, 2025 and 2024, we had net losses of $21.2 million and $3.3 million, respectively. As of March 31, 2025, we had an accumulated deficit of $384.7 million.

On November 1, 2022, we filed a registration statement on Form S-3 with the SEC for the issuance of common stock, preferred stock, warrants, debt securities, rights and units up to an aggregate of $250.0 million. On November 14, 2022, the registration statement was declared effective by the SEC. The registration statement includes an at-the-market, or ATM, offering program for the sale of up to $125.0 million of shares of our common stock. As of March 31, 2025, we had $106.2 million of remaining capacity available under the ATM facility.

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance clinical trials for our product candidate in development. The timing and amount of our funding requirements will depend on many factors, including:

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

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidate, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidate that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(22,535)	$(20,710)
Net cash provided by (used in) investing activities	15,821	(18,498)
Net cash provided by financing activities	—	57,511
Net (decrease) increase in cash, cash equivalents and restricted cash	$(6,714)	$18,303

Operating Activities

During the three months ended March 31, 2025, net cash used in operating activities was $22.5 million, which consisted of our net loss of $21.2 million and a net change in our operating assets and liabilities of $4.6 million, partially offset by non-cash charges of $3.2 million. The non-cash charges of $3.2 million was primarily due to $3.6 million of stock-based compensation, $0.6 million of depreciation and amortization expenses, offset by $1.2 million related to accretion of discounts on marketable debt securities. The net change in our operating assets and liabilities was primarily due to decrease in accounts payable by $2.0 million, accrued expenses and other current liabilities by $1.3 million and reduction in prepaid expenses by $0.9 million primarily related to the timing of vendor payments and services performed related to our ongoing clinical trials.

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

Investing Activities

During the three months ended March 31, 2025, net cash provided by investing activities was $15.8 million, which consisted primarily of redemption of marketable debt securities of $67.2 million, partially offset by purchase of marketable debt securities of $51.4 million.

During the three months ended March 31, 2024, net cash used in investing activities was $18.5 million, which consisted primarily of purchases of marketable debt securities of $92.8 million and purchases of property and equipment of $0.2 million, partially offset by redemption of marketable debt securities of $74.5 million.

Financing Activities

During the three months ended March 31, 2025, there were no major financing activities.

During the three months ended March 31, 2024, net cash provided by financing activities was $57.5 million, which consists primarily of net proceeds of $46.9 million from the Private Placement which closed in February 2024 and net proceeds of $10.6 million from our ATM program.

Outlook

As of March 31, 2025, we had approximately $105.4 million in cash, cash equivalents and short-term investments. We believe that our cash, cash equivalents and short-term investments as of March 31, 2025, will be sufficient to fund our operations into the second half of 2026. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expect.

Contractual Obligations and Commitments

Operating lease obligation

We lease an office and laboratory space in Boston, Massachusetts with lease payments that continue through December 31, 2032, and have scheduled rent increases each year of 3%. Additionally, we sublease 17,729 square feet of office and laboratory space in the building located at 321 Harrison Avenue, Boston, Massachusetts. The remaining contractual fixed lease payments, net of sublease payments and tenant improvement allowance, over the term of the lease aggregate to $26.4 million. The operating lease obligation is discussed in Note 10. Leases to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Other obligations

We enter into licensing and related agreements in the normal course of business. In accordance with these agreements, we are obligated to pay, among other items, future contingent payments, royalties, and sublicensing revenues in the future, as applicable. We have not included potential future payments due under these licensing and collaboration agreements in contractual obligations because the payment obligations under the agreements are contingent upon future events. Refer to Note 6. Licensing Agreements, to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

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

There have been no significant changes to our critical accounting policies and estimates as compared to those described in “Note 2 – Summary of Significant Accounting Policies” to our audited financial statements set forth in our Fiscal 2024 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

We are a clinical stage oncology company with a limited operating history. Since our inception, we have incurred significant operating losses. We reported net losses of $21.2 million and $3.3 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $384.7 million. To date, we have not generated any revenues from product sales and have financed our operations primarily through equity offerings. As such, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory licensure and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing licensure for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, procuring clinical- and commercial-scale manufacturing, successfully completing preclinical studies and clinical trials of our product candidate, establishing arrangements with third parties for the conduct of our clinical trials, obtaining marketing licensure for our product candidate, manufacturing, marketing and selling any products for which we may obtain marketing licensure, discovering or obtaining rights to additional product candidates, identifying collaborators to develop product candidates we identify or additional uses of existing product candidate and successfully completing development of product candidate for our collaboration partners.

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

The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing and planned activities, particularly as we continue our clinical trials for micvotabart pelidotin. We currently expect that our existing cash, cash equivalents and short-term investments of $105.4 million as of March 31, 2025, will fund our projected operating expenses and capital requirements into the second half of 2026. Even if our product candidate is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other comparable regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

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

Our business depends not only on our ability to successfully develop, obtain regulatory licensure for, and commercialize our product candidate, but to continue to generate new product candidates through our FACT Platform and APXiMAB Platform (the Platforms). Any failures or setbacks involving the Platforms, including adverse events, could have a detrimental impact on our research pipeline and future success. For example, we may uncover a previously unknown risk associated with the Platforms or other issues that may be more problematic than we currently believe, which may prolong the period of observation required for obtaining regulatory approval, necessitate additional clinical testing or result in the failure to obtain regulatory licensure. If the Platforms or any of their respective components that are used in our product candidate are not safe, we would be required to abandon or redesign other product candidates we develop via the Platforms, which could have a material adverse effect on our business, financial condition, results of operations and prospects. If we cannot validate our technology platform by successfully commercializing product candidates, we may not be able to obtain product, licensing or collaboration revenue in future periods, which would adversely affect our business, financial condition, results of operations and prospects.

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

We are early in our development efforts. Our product candidate, micvotabart pelidotin, is in the early stages of clinical development. The results of preclinical studies and early stage clinical trials may not be predictive of future results in later studies or trials. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage clinical trials.

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

Other competitors may also include agents targeting specific segments such as HPV+ HNSCC, namely Hookipa’s and PDS Biotech’s vaccines and agents such as Nanobiotix’s radioenhancer that may be used earlier in the treatment sequence. Furthermore, there are also some ADCs such as Sacituzumab govitecan, Gilead’s TROP-2 ADC and Pfizer’s Nectin-4 targeting ADC, enfortamab vedotin that are in clinical development in HNSCC and have shown preliminary clinical efficacy in early stage trials. Additional competitive dynamic changes may be observed with clinical development updates in the other lines of HNSCC treatment, including the recent positive data from pembrolizumab in the Keynote-689 trial suggests a potential upcoming paradigm shift in treating perioperative patients. The potential implementation of using IO in the earlier disease settings could impact patient segmentation and treatment choices in the R/M setting.

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

This lengthy licensure process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory licensure to market our product candidate, which would significantly harm our business, results of operations, financial condition and prospects. The FDA has substantial discretion in the licensure process and determining when or whether regulatory licensure will be obtained for our product candidate. Even if we believe the preliminary data collected from clinical trials of our product candidate is promising, such data may not be sufficient to support licensure by the FDA.

In addition, even if we were to obtain licensure, regulatory authorities may approve our product candidate for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant a license contingent on the performance of costly post-marketing clinical trials, or may approve or license a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidate.

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

The FDA could seek to withdraw accelerated approval for multiple reasons, including if we fail to conduct any required confirmatory post-marketing trial with due diligence, our confirmatory post-marketing trial does not confirm the predicted clinical benefit, other evidence shows that the product is not safe, pure, or potent under the conditions of use, or we disseminate promotional materials that are found by the FDA to be false and misleading. Further description of the expedited withdrawal process was released by the FDA in the recent draft guidance "Expedited Program for Serious Conditions – Accelerated Approval of Drugs and Biologics" made available in December 2024.

Moreover, Congress is considering potential changes to the Accelerated Approval Program that could impact our ability to obtain accelerated approval, or increase the burdens associated with post-marketing requirements in the event we do obtain accelerated approval. In particular, the FDA must specify certain conditions for required postapproval studies for products that receive accelerated approval, which may include enrollment targets and milestones, including the target date for study completion, by the time the drug is approved. The FDA may also require postapproval studies to be underway at the time of accelerated approval or within a specified time period following accelerated approval for such drugs, and must explain any instances where it does not require such studies. FDA’s January 2025 draft guidance on "Accelerated Approval and Considerations for Determining Whether a Confirmatory Trial is Underway", while not finalized, suggests that FDA generally intends to consider a confirmatory trial to be "underway" prior to accelerated approval if (1) the trial has a target completion date that is consistent with diligent and timely conduct of the trial, considering the nature of the trial’s design and objectives, (2) the sponsor’s progress and plans for postapproval conduct of the trial provide sufficient assurance to expect timely completion of the trial, and (3) enrollment of the confirmatory trial has been initiated.

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

We may seek to identify patient subsets within a disease category that may derive selective and meaningful benefit from the product candidate we are developing. Through collaborations or license agreements, companion diagnostics may help us to more accurately identify patients within a particular subset, both during our clinical trials and in connection with the commercialization of our product candidate, if approved. In connection with the clinical development of our product candidate for certain indications, we may work with collaborators to develop or obtain access to companion diagnostic tests to identify appropriate patients for our product candidate. We may rely on third parties for the development, testing and manufacturing of these companion diagnostics, the application for and receipt of any required regulatory clearances or approvals, and the commercial supply of these companion diagnostics. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as a medical device and may require separate regulatory authorization prior to commercialization. The FDA and foreign regulatory authorities regulate companion diagnostics as medical devices that will likely be subject to clinical trials in conjunction with the clinical trials for product candidates, and which will require separate regulatory clearance or approval prior to commercialization. This process could include additional meetings with health authorities, such as a pre-submission meeting and the requirement to submit an investigational device exemption (IDE). In the case of a companion diagnostic that is designated as “significant risk device,” approval of an IDE by the FDA and an IRB is required before such diagnostic is used in conjunction with the clinical trials for a corresponding product candidate. We or our third party collaborators may fail to obtain the required regulatory clearances or approvals, which could prevent or delay approval of our product candidate. In addition, the commercial success of our product candidate that requires a companion diagnostic will be tied to and dependent upon the receipt of required regulatory clearances or approvals and the continued ability of such third parties to make the companion diagnostic commercially available to us on reasonable terms in the relevant geographies.

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

In the U.S. and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect results of our future operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, the Inflation Reduction Act (IRA), which was signed into law on August 16, 2022, allows Medicare to: beginning in 2026, establish a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services (CMS); and, beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation, among other reforms. It is unclear how future regulatory actions to implement the IRA, as well as the outcome of pending litigation against the IRA, may affect our products and future profitability. See Part I, Item 1, Government Regulation – Healthcare and Data Privacy Regulation – Healthcare Reform of Annual Report on Form 10-K (Fiscal 2024 10-K) for additional detail on recent healthcare reform efforts that could affect our operations.

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

The biopharmaceutical industry is subject to extensive regulatory obligations and policies that may be subject to significant and abrupt change, including due to judicial challenges, election cycles, agency leadership, and resulting regulatory updates and changes in policy priorities.

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

Any of these changes, or a combination of such changes may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon members of our senior management, including Lara Sullivan, M.D., our President, Chief Executive

Officer and Chief Medical Officer, and Pamela Connealy, our Chief Financial Officer and Chief Operating Officer, as well as our senior scientists, senior medical personnel and other members of our senior management team. The loss of one or more of our executive officers, senior scientists, senior medical personnel and other members of our senior management team could delay or prevent the successful development of our product pipeline, the initiation and completion of our clinical trials or the commercialization of our product candidate or any future product candidates.

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

Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing trade, manufacturing, development and investment in the countries where we currently conduct our business could adversely affect our business, reputation, financial condition and results of operations. Changes or proposed changes in U.S. or other countries’ trade policies may result in restrictions and economic disincentives on international trade. The U.S. government has recently imposed, or is currently considering imposing, tariffs on certain trade partners, including China. Tariffs, economic sanctions and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. Further, any emerging protectionist or nationalist trends (whether regulatory- or consumer-driven) either in the United States or in other countries could affect the trade environment. Our business, like many other corporations, would be impacted by changes to the trade policies of the United States and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, the global economy, and our industry, and as a result, could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Dependence on Third Parties

If we fail to comply with our obligations under any license, collaboration or other agreements, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our product candidate or we could lose certain rights to grant sublicenses.

We are a party to license agreements with Pfizer, Biosion, and the University of Chicago, pursuant to which we in-license patents and technology for certain of our product candidate, pursuant to which we may license patents and technology for future product candidates. Our current license agreements and our collaboration agreement impose, and any future license agreements or collaboration agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement and/or other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, while we cannot currently determine the amount of the royalty obligations we would be required to pay on sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

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

We face significant competition in seeking appropriate strategic partners, and the negotiation process for these sorts of transactions is time-consuming, complex and expensive. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidate because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidate as having the requisite potential to demonstrate safety, potency, purity and efficacy and obtain marketing approval. Additionally, our existing partners may decide to acquire or partner with other companies developing oncology therapeutics, which may have an adverse impact on our business prospects, financial condition and results of operations.

Further, if we enter into additional collaboration agreements and strategic partnerships or license our product candidate, we may not be able to realize the benefit of those transactions if we are unable to successfully integrate them with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business prospects, financial condition and results of operations. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies the entry into the transaction in the first place. Any delays in entering into new collaborations or strategic partnership agreements related to our product candidate could delay the development and commercialization of our product candidate in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

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

In addition, supply chain disruptions and delays may also occur as a result of any new tariff policies or trade restrictions, which could also negatively impact third party manufacturing. For example, on April 2, 2025, the United States government announced a baseline 10% tariff on all foreign goods, with goods imported from specified nations, including China and those in the European Union, taxed at higher rates. Any of these matters could materially and adversely affect our business and results of operations.

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

Risks Related to Our Intellectual Property

If we are unable to obtain or protect our intellectual property in and to our product candidate, we may not be able to compete effectively in our markets.

We rely upon a combination of patents, proprietary know-how, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidate and discovery programs. Our success depends in large part on our ability to obtain and maintain patent and other intellectual property rights in the U.S. and other countries. We and or licensors have filed patent applications in the U.S. and abroad directed to our product candidate in an effort to establish intellectual property positions for their compositions of matter as well as uses in the treatment of diseases. Our intellectual property includes patents and patent applications that we own, as well as those we in-license, including in-licensed patents that we manage directly and those that remain managed by our licensors.

We or our licensors have not pursued or maintained, and may not pursue or maintain in the future, patent protection for our product candidate in every country or territory in which we may sell our products, if approved. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we cannot be sure that any of our pending patent applications will issue, or that if issued, will be in a form advantageous to us. The United States Patent and Trademark Office (USPTO), international patent offices, or judicial bodies may deny, or significantly narrow claims made under our patent applications and our patents may be successfully challenged, may be designed around, or may otherwise be of insufficient scope to provide us with protection for our commercial products.

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

If the patent applications we own or have in-licensed with respect to our product candidate and discovery programs fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our current or any future product candidates, it could dissuade companies from collaborating with us to develop and commercialize product candidates and future drugs and threaten our ability to commercialize future drugs. Any such outcome could have a negative effect on our business.

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

Moreover, patents have a limited lifespan. In the U.S. and internationally, a patent generally expires 20 years after the earliest filing date of a non-provisional patent application. Various extensions may or may not be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our current or future product candidates, we may be open to competition from generic and/or biosimilar versions of such products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent rights may not provide us with sufficient rights to exclude others from commercializing drugs similar or identical to ours. We may also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. Even if our patent rights are unchallenged, our issued patents and our pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our owned patent rights by developing similar or alternative technologies or products in a non-infringing manner. For example, a third party may develop a competitive product that provides benefits similar to one or more of our product candidates, but that has a different composition that falls outside the scope of our patent protection. If the protection provided by our patent rights with respect to our product candidate is not sufficiently broad to impede such competition, or if the breadth, strength or term (including any extensions or adjustments) of protection provided by our patent rights with respect to our product candidate or any future product candidates is successfully challenged, our ability to successfully commercialize our product candidate could be negatively affected, which would harm our business.

Obtaining and maintaining our patent rights depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or patent applications will have to be paid to the USPTO and various government patent agencies outside of the U.S. over the lifetime of our owned and licensed patents and/or applications and any patent rights we may own or license in the future. We rely on a combination of in-house employees, reputable law firms, service providers, and our licensors to pay these fees and to help us comply with these requirements. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our products or technologies, we may not be able to stop a competitor from marketing products that are the same as, or similar to, our product candidate, which would have a material adverse effect on our business. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could harm our business.

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

An unfavorable outcome could require us or our licensors or collaborators to cease using the related technology or developing or commercializing our product candidate, or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us or our licensors or collaborators a license on commercially reasonable terms or at all. Even if we or our licensors or collaborators obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensors or collaborators. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees. A finding of infringement could prevent us from commercializing our product candidate or force us to cease some of our business operations, which could materially harm our business.

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

Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. If we breach our Pfizer license agreement or any of the other agreements under which we acquired, or will acquire, intellectual property rights covering our product candidate, we could lose the ability to continue the development and commercialization of the related product candidates(s).

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

In addition to seeking patent and trademark protection for our product candidate, we may also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees, advisors and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we may not be able to obtain adequate remedies for any such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets.

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

Our stock price is highly volatile. As a result of this volatility, investors may not be able to sell their common stock at or above the price they purchased their common stock. The market price for our common stock may be influenced by many factors, including the other risks described in this section of the Quarterly Report on Form 10-Q titled “Risk Factors” and the following:

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

As of May 14, 2025, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially own approximately 38.3% of our outstanding common stock. As a result, these stockholders, if acting together, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Separation Agreement and General Release of Ken Kobayashi					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Pyxis Oncology, Inc.

Date: May 15, 2025	By:	/s/ Lara Sullivan
Lara Sullivan, M.D.
President, Chief Executive Officer and Chief Medical Officer

	By:	/s/ Pamela Connealy
Pamela Connealy
Chief Financial Officer and Chief Operating Officer