Form 10-Q
period 2025-06-30
Pyxis Oncology, Inc.
filed 2025-08-14
CIK 1782223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, the registrant had 62,018,135 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$10,733	$19,473
Marketable debt securities, short-term	78,211	107,458
Restricted cash	1,472	1,472
Accounts receivable	3,000	—
Prepaid expenses and other current assets	6,540	4,037
Total current assets	99,956	132,440
Property and equipment, net	8,924	9,899
Intangible assets, net	2,488	2,600
Operating lease right-of-use asset	11,847	12,242
Total assets	$123,215	$157,181
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,412	$4,859
Accrued expenses and other current liabilities	6,698	11,371
Operating lease liabilities, current portion	1,568	1,450
Total current liabilities	17,678	17,680
Operating lease liabilities, net of current portion	17,832	18,650
Financing lease liabilities, net of current portion	62	100
Total liabilities	35,572	36,430
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 190,000,000 shares authorized; 62,018,135 and 59,967,814 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	62	60
Additional paid-in capital	490,654	484,077
Accumulated other comprehensive (loss) income	(5)	170
Accumulated deficit	(403,068)	(363,556)
Total stockholders’ equity	87,643	120,751
Total liabilities and stockholders’ equity	$123,215	$157,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Milestone revenue	$2,820	$—	$2,820	$—
Sale of royalty rights	—	—	—	8,000
Royalty revenues	—	—	—	8,146
Total revenues	2,820	—	2,820	16,146
Costs and operating expenses
Cost of revenues	—	—	—	475
Research and development	17,133	13,953	34,177	26,982
General and administrative	5,437	6,079	11,307	14,326
Total costs and operating expenses	22,570	20,032	45,484	41,783
Loss from operations	(19,750)	(20,032)	(42,664)	(25,637)
Other income, net:
Interest and investment income	995	2,023	2,236	3,573
Sublease income	684	708	1,199	1,507
Total other income, net	1,679	2,731	3,435	5,080
Loss before income taxes	(18,071)	(17,301)	(39,229)	(20,557)
Income tax expense	283	—	283	—
Net loss	$(18,354)	$(17,301)	$(39,512)	$(20,557)
Net loss per common share - basic and diluted	$(0.30)	$(0.29)	$(0.64)	$(0.37)
Weighted average shares of common stock outstanding - basic and diluted	61,918,826	60,495,675	61,486,290	55,892,479
Other comprehensive loss:
Net unrealized loss on marketable debt securities	(54)	(42)	(175)	(165)
Other comprehensive loss	(54)	(42)	(175)	(165)
Comprehensive loss	$(18,408)	$(17,343)	$(39,687)	$(20,722)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	59,967,814	$60	$484,077	$170	$(363,556)	$120,751
Exercise of pre-funded warrants	1,611,215	2	—	—	—	2
Issuance of restricted common stock, net of tax withholdings	22,728	—	(2)	—	—	(2)
Issuance of common stock under employee stock purchase plan (ESPP)	29,619	—	—	—	—	—
Stock-based compensation	—	—	3,631	—	—	3,631
Net unrealized loss on marketable debt securities	—	—	—	(121)	—	(121)
Net loss	—	—	—	—	(21,158)	(21,158)
Balance at March 31, 2025	61,631,376	$62	$487,706	$49	$(384,714)	$103,103
Issuance of restricted common stock, net of tax withholdings	386,759	—	(67)	—	—	(67)
Stock-based compensation	—	—	3,015	—	—	3,015
Net unrealized loss on marketable debt securities	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	(18,354)	(18,354)
Balance at June 30, 2025	62,018,135	$62	$490,654	$(5)	$(403,068)	$87,643

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	44,754,853	$45	$411,821	$63	$(286,225)	$125,704
Issuance of common stock in private placement, net of offering costs	8,849,371	9	39,163	—	—	39,172
Issuance of common stock pursuant to at-the-market (ATM) program, net of offering costs	3,600,000	4	10,586	—	—	10,590
Issuance of pre-funded warrants in private placement, net of offering costs	—	—	7,700	—	—	7,700
Issuance of restricted common stock, net of tax withholdings	1,497,921	1	(197)	—	—	(196)
Stock options exercised	100,981	—	245	—	—	245
Stock-based compensation	—	—	4,320	—	—	4,320
Net unrealized loss on marketable debt securities	—	—	—	(123)	—	(123)
Net loss	—	—	—	—	(3,256)	(3,256)
Balance at March 31, 2024	58,803,126	59	473,638	(60)	(289,481)	184,156
Issuance of common stock under ESPP	59,882	—	105	—	—	105
Issuance of restricted common stock, net of tax withholdings	30,553	—	(43)	—	—	(43)
Stock options exercised	21,151	—	48	—	—	48
Stock-based compensation	—	—	2,871	—	—	2,871
Net unrealized loss on marketable debt securities	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	(17,301)	(17,301)
Balance at June 30, 2024	58,914,712	$59	$476,619	$(102)	$(306,782)	$169,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows (In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(39,512)	$(20,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,087	1,701
Stock-based compensation	6,646	7,191
Non-cash lease expense	395	335
Accretion of discount on marketable debt securities	(2,053)	(2,924)
Changes in operating assets and liabilities:
Accounts receivable	(3,000)	—
Prepaid expenses and other current assets	(2,503)	(8)
Accounts payable	4,553	1,812
Accrued expenses and other current liabilities	(4,673)	(2,951)
Operating lease liabilities	(700)	(594)
Deferred revenues	—	(7,660)
Other	(38)	(62)
Net cash used in operating activities	(39,798)	(23,717)
Investing activities
Redemption of marketable debt securities	123,573	113,848
Purchase of marketable debt securities	(92,448)	(132,105)
Purchase of property and equipment	—	(237)
Net cash provided by (used in) investing activities	31,125	(18,494)
Financing activities
Proceeds from issuance of common stock and pre-funded warrants in private placement, net of offering costs	2	46,872
Proceeds from issuance of common stock pursuant to ATM program, net of offering costs	—	10,590
Tax withholding payments related to net settlement of restricted common stock	(69)	(239)
Proceeds from the exercise of stock options	—	293
Proceeds from issuance of common stock under ESPP	—	105
Net cash (used in) provided by financing activities	(67)	57,621
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,740)	15,410
Cash, cash equivalents and restricted cash at beginning of year	20,945	11,136
Cash, cash equivalents and restricted cash at end of period	$12,205	$26,546
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$10,733	$25,074
Restricted cash	1,472	1,472
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$12,205	$26,546

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

In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three and six months ended June 30, 2025 are not necessarily indicative of those expected for the year ending December 31, 2025 or for any future period. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2025 (Fiscal 2024 10-K).

Liquidity

As of June 30, 2025, the Company had an accumulated deficit of $403.1 million. The Company has incurred losses and negative cash flows from operations since inception, including net losses of $39.5 million and $20.6 million for the six months ended June 30, 2025 and 2024, respectively.

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

The Company currently expects that its existing cash, cash equivalents, and short-term investments of $88.9 million as of June 30, 2025 will fund its operating expenses and capital requirements for at least twelve months from the date these unaudited condensed consolidated financial statements are issued. Additional funding may be necessary to fund future clinical and preclinical activities.

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

3. Fair Value Measurements

The following tables present the financial instruments carried at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, respectively, in accordance with the FASB ASC 820 hierarchy (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$7,265	$—	$—	$7,265
Marketable debt securities
U.S. Treasury securities	78,211	—	—	78,211
Total	$85,476	$—	$—	$85,476

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$9,491	$—	$—	$9,491
Marketable debt securities
U.S. Treasury securities	107,458	—	—	107,458
Total	$116,949	$—	$—	$116,949

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

4. Marketable Debt Securities

Marketable debt securities, all of which were classified as available-for-sale, consist of the following (in thousands):

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Marketable debt securities
U.S. Treasury securities	$78,216	$5	$(10)	$78,211

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Marketable debt securities
U.S. Treasury securities	$107,288	$170	$—	$107,458

As of June 30, 2025, the remaining contractual terms of the U.S. Treasury securities were less than 12 months.

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

Interest and investment income consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$99	$387	$183	$649
Accretion of discount, net	896	1,636	2,053	2,924
Total interest and investment income	$995	$2,023	$2,236	$3,573

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

As such, the CODM uses cash forecast models in deciding how to allocate resources. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net loss is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment and in establishing management’s compensation, along with cash forecast models.

The table below summarizes segment net loss, including significant expenses for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Milestone revenue, royalty revenue and sale of royalty rights	$2,820	$—	$2,820	$16,146
Costs and operating expenses
Cost of revenues	—	—	—	475
Research and development
Clinical product candidates	4,388	3,786	9,534	7,760
Clinical product manufacturing	6,194	3,657	9,578	6,220
Personnel-related expenses excluding stock-based compensation	3,490	3,482	8,229	6,986
Stock-based compensation	569	771	1,691	1,449
Depreciation and amortization	458	224	931	539
Other (i)	2,034	2,033	4,214	4,028
Total research and development expenses	17,133	13,953	34,177	26,982
General and administrative
Personnel-related expenses excluding stock-based compensation	1,060	1,235	2,551	3,154
Stock-based compensation	2,446	2,100	4,955	5,742
Professional and consultant fees	863	1,134	1,677	2,214
Other (ii)	1,068	1,610	2,124	3,216
Total general and administrative expenses	5,437	6,079	11,307	14,326
Total costs and operating expenses	22,570	20,032	45,484	41,783
Other segment income (iii)	1,679	2,731	3,435	5,080
Income tax expense	283	—	283	—
Segment net loss	$(18,354)	$(17,301)	$(39,512)	$(20,557)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$(18,354)	$(17,301)	$(39,512)	$(20,557)

(i)
Other research and development segment items include facilities expenses, lab services, professional services and technology costs.
(ii)
Other general and administrative segment items include facilities expenses, technology costs, insurance and depreciation.
(iii)
Other segment income for the three months ended June 30, 2025 and 2024 consisted of $1.0 million and $2.0 million of interest and investment income and $0.7 million and $0.7 million of sublease income, respectively and for six months ended June 30, 2025 and 2024 consisted of $2.2 million and $3.6 million of interest and investment income and $1.2 million and $1.5 million of sublease income, respectively.

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

Pursuant to the University License Agreement, the Company is obligated to pay potential development and commercial milestones as well as running royalties on net sales of licensed products at varying rates. The Company assessed the milestone and royalty events under the University License Agreement as of June 30, 2025 and 2024, and determined that no such amounts were required.

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

Further, pursuant to the A&R License Agreement, the Company is obligated to pay future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products at varying rates. The Company assessed the milestone and royalty events under the A&R License Agreement as of June 30, 2025 and 2024, and determined that no such amounts were required.

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

Pursuant to the Biosion License Agreement, the Company paid an upfront license fee of $10.0 million in March 2022. Further, the Company is also obligated to pay future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products and sublicensing revenues at varying rates. In December 2024, the Company paused the clinical development of PYX-106. The Company assessed the milestone and royalty events involving the Biosion License Agreement as of June 30, 2025 and 2024, and determined that no such amounts were required.

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

On June 30, 2025, the National Medical Products Administration (NMPA) of China (formerly SFDA) granted final regulatory approval for Suvemcitug in China. Upon Suvemcitug approval by NMPA, the Company is entitled to a $3 million regulatory approval milestone under the Simcere Agreement. Accordingly, the Company recognized $2.8 million of milestone revenue ($3 million upon achievement of the regulatory milestone less $0.2 million of withholding tax) within the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025.

The Company assessed the royalty events involving Simcere as of June 30, 2025 and determined that no such amounts were receivable.

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

Under the agreement, Mabwell was granted an exclusive, royalty-bearing, perpetual license (without the right to sublicense) to rights in certain intellectual property to develop and commercialize such therapeutic candidates. Mabwell is obligated to pay the Company a mid-single-digit percentage royalty on net sales of such therapeutic candidates in China. The Company assessed the milestone and royalty events involving Mabwell as of June 30, 2025 and determined that no such amounts were receivable.

Toray Sublicense Agreement

In May 2012, Epitomics and Toray Industries, Inc. (“Toray”), entered into a non-exclusive sublicense agreement (the “Toray Agreement”) under which Epitomics granted Toray a non-exclusive, worldwide sublicense, with the right to grant further sublicenses, to develop and commercialize drug product candidates that Toray developed using antibodies created using Apexigen’s antibody-discovery platform (the “APXiMAB Platform”) that target certain molecules to use in the development of its drug product candidates. Under the Toray Agreement, Toray paid an upfront fee, and agreed to pay certain development- and regulatory-related milestone payments and a low single-digit percentage royalty on net sales of licensed products and sublicense revenues by Toray or its affiliates. The Company assessed the milestone and royalty events involving Toray as of June 30, 2025 and determined that no such amounts were receivable.

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

During the three and six months ended June 30, 2025, the Company did not sell any shares of common stock under the ATM offering program. As of June 30, 2025, the Company had $106.2 million of remaining capacity available under the ATM facility.

Preferred Stock

There were no issued and outstanding shares of preferred stock as of June 30, 2025 and December 31, 2024.

Common Stock

Voting, dividend and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.

Voting—Each holder of outstanding shares of common stock shall be entitled to one vote in respect of each share.

Reserved Shares—The Company reserved the following shares of common stock for issuance:

	June 30, 2025	December 31, 2024
Stock options outstanding	12,717,406	9,711,075
Restricted stock units outstanding	1,942,478	2,463,601
Shares reserved for future issuance	4,987,940	4,295,342
Pre-Funded Warrant Shares	—	1,611,215
Apexigen replacement warrants	1,003,191	1,003,191
Employee stock purchase plan	653,777	573,316
Total	21,304,792	19,657,740

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

As of June 30, 2025, there were 344,259 warrants outstanding with an exercise price of $8.12 per share, 17,212 warrants outstanding with an exercise price of $10.14 per share and 641,720 warrants with an exercise price of $66.67 per share. Each of the warrants with an exercise price of $66.67 per share will expire on the fifth anniversary of July 29, 2022, or earlier upon redemption or liquidation. Each of the warrants with an exercise price of $8.12 per share and $10.14 per share will expire on July 30, 2028, or earlier upon redemption or liquidation.

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

9. Stock-Based Compensation

The Company grants stock-based incentive awards pursuant to the 2021 Equity and Incentive Plan (the ‘2021 Plan’), 2019 Equity Incentive Plan (the ‘2019 Plan’), Apexigen Equity Incentive Plans (the ‘Apexigen Plan’) and the 2022 Equity Inducement Plan (the ‘2022 Inducement Plan’). As of June 30, 2025, there were 3,788,154 shares, 132,705 shares, 638,222 shares and 428,859 shares available for future issuance under the 2021 Plan, 2019 Plan, Apexigen Plan and 2022 Inducement Plan, respectively.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	9,711,075	$5.04	8.2	$44
Granted	4,036,836	0.99
Expired	(333,268)	3.70
Forfeited	(697,237)	2.05
Outstanding at June 30, 2025	12,717,406	$3.95	8.3	$497
Options exercisable June 30, 2025	4,594,965	$6.83	6.4	$52

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock of $1.10 per share as of June 30, 2025. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2025 and 2024 was $0 and $0.2 million, respectively, as no stock options were exercised during the three and six months ended June 30, 2025.

The Company has an aggregate $8.3 million of gross unrecognized stock-based compensation expense as of June 30, 2025, remaining to be amortized over a weighted average period of 2.0 years.

The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2025, were $0.78 and $0.78 per share, respectively, and $3.57 and $3.90 per share for the three and six months ended June 30, 2024, respectively, and was calculated using the following key input assumptions in the Black-Scholes option-pricing model:

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected volatility	99.43% - 101.51%	100.20% - 100.34%	93.92% - 101.51%	99.41% - 102.27%
Risk-free interest rate	3.75% - 4.11%	4.33% - 4.75%	3.75% - 4.45%	4.06% - 4.75%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	5.25 - 6.08	6.00 - 6.08	5.00 - 6.08	5.00 - 6.08

Restricted Stock Units ('RSU')

The following table summarizes restricted stock units activity for the six months ended June 30, 2025:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	2,533,650	$3.26
Granted	24,260	0.92
Forfeited	(128,686)	3.24
Vested and settled	(486,746)	3.48
Outstanding at June 30, 2025(1)	1,942,478	$2.97

(1) Includes 38,426 RSUs which are vested but not settled at June 30, 2025.

During the six months ended June 30, 2025, the Company issued 409,487 shares of its common stock from the settlement of 486,746 restricted common units, with the remaining shares withheld for taxes. The Company has an aggregate $3.8 million of gross unrecognized restricted stock-based compensation expense as of June 30, 2025, remaining to be amortized over a weighted average period of 2.2 years.

Summary of Stock-Based Compensation Expense

The following table summarizes the total stock-based compensation expense for the three and six months ended June 30, 2025 and 2024, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$2,446	$2,100	$4,955	$5,742
Research and development	569	771	1,691	1,449
Total	$3,015	$2,871	$6,646	$7,191

2021 Employee Stock Purchase Plan (“2021 ESPP”)

The Company has the 2021 ESPP in force. The Company issued 29,619 shares under the 2021 ESPP during the six months ended June 30, 2025, the Company did not issue any shares during the three months ended June 30, 2025. During the three and six months ended June 30, 2024, the Company issued 59,882 shares of common stock pursuant to the ESPP. As of June 30, 2025, 653,777 shares are available for issuance under the 2021 ESPP.

10. Operating Leases

The Company leases its office and facilities in Boston, Massachusetts under a non-cancellable operating lease agreement that continues through December 31, 2032. Cash paid for operating lease liabilities were $1.6 million and $1.6 million during the six months ended June 30, 2025 and 2024, respectively and $0.8 million and $0.8 million during the three months ended June 30, 2025 and 2024, respectively, which is included in operating cash flows within the accompanying unaudited condensed consolidated statements of cash flows.

The components of operating lease expense were as follows (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease cost
Operating lease cost	$655	$663	$1,327	$1,327
Variable lease cost	375	412	430	957
Total operating lease cost	$1,030	$1,075	$1,757	$2,284

The Company subleases approximately 17,729 square feet of office and laboratory space in the building located at 321 Harrison Avenue, Boston, Massachusetts. The Company remains jointly and severally liable under the head lease and accounts for the sublease as an operating lease. The lease term commenced on March 24, 2023 and is expected to end in March 2026. The Company recognized sublease income of $0.7 million and $0.7 million for the three months ended June 30, 2025 and 2024, respectively and $1.2 million and $1.5 million for the six months ended June 30, 2025 and 2024, respectively.

11. Income Taxes

The Company’s effective tax rate from continuing operations was 0% for the three and six months ended June 30, 2025 and 2024. The Company has not recorded a federal income tax provision for the three and six months ended June 30, 2025 and 2024. The Company recorded $0.3 million of foreign tax related to the Simcere milestone revenue in China and a nominal state and local income tax provision for the three and six months ended June 30, 2025 and 2024.

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

On July 4, 2025, President Donald Trump signed the One Big Beautiful Bill Act (“OBBBA”) into law. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, and expanded Section 162(m) aggregation requirements. In accordance with ASC 740, the effects of the new tax law will be recognized in the period of enactment. The Company is currently evaluating the impact of the OBBBA but does not anticipate a material impact to the unaudited condensed consolidated financial statements.

12. Net Loss per Common Share

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per common share due to their anti-dilutive effect:

	June 30,
	2025	2024*
Stock options outstanding	12,717,406	6,956,497
Restricted stock units outstanding	1,942,478	3,053,833
Shares reserved for future issuance	4,987,940	1,578,783
Apexigen replacement warrants	1,003,191	1,003,191
Employee stock purchase plan	653,777	615,603
Total	21,304,792	13,207,907

*Pre-Funded Warrant Shares of 1,611,215 shares are included in the computation of basic and diluted net loss per common share for the three and six months ended June 30, 2024 as the Pre-Funded Warrants were issuable for nominal consideration.

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

Preclinical Data

In April 2025, we presented preclinical data at the 2025 American Association for Cancer Research (AACR), Annual Meeting in Chicago. We observed broad anti-tumor activity for micvotabart pelidotin across ten solid tumor indications in PDX models, attributed to EDB+FN target expression, proteolytic activity for micvotabart pelidotin linker cleavage and tumor responsiveness to the optimized cytotoxic Auristatin0101 payload. The preclinical data is summarized below:

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

Concurrently to the Part 1 dose escalation and assuming each dose clears the escalation step, the Phase 1/2 combination study will evaluate micvotabart pelidotin and pembrolizumab in patients with 1L and 2L+ R/M HNSCC. We expect to enroll approximately 20 patients, which will be enrolled for each dose in their respective backfill cohort upon clearance of the dose by the DESC. Pembrolizumab (standard dose at 200 mg IV) will be given with escalating doses of micvotabart pelidotin with a starting dose of 3.6 mg/kg IV every 3 weeks, followed by dose of 4.4 mg/kg IV Q3W, if DESC clears it and then a dose of 5.4 mg/kg IV Q3W, if DESC clears it. We anticipate having preliminary data on at least a subset of these R/M HNSCC patients in the second half of 2025. Timing of data availability from the full recruitment and dosing of R/M HNSCC patients is dependent on the timing of activation of additional clinical trial sites and patient enrollment. Further guidance on anticipated timing of the full preliminary data readout will be provided in the fall of 2025.

Since our inception, we have focused substantially all of our resources on conducting research and development activities, undertaking preclinical studies and clinical trials, organizing and staffing our company, business planning, raising capital, establishing and maintaining our intellectual property portfolio and identifying potential product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have incurred significant operating losses since our inception. We reported net losses of $39.5 million and $20.6 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $403.1 million, net equity of $87.6 million, and cash, cash equivalents, restricted cash and short-term investments of $90.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses and capital expenditures will increase substantially in connection with our ongoing activities. Our operations to date have been financed primarily through sales of convertible preferred stock and sale of equity securities and additional funding may be necessary to fund future clinical and preclinical activities.

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

Operating Expenses

Cost of Revenues

The components of our cost of revenues are expenses directly attributable to revenues. During the three and six months ended June 30, 2025, we have not incurred any costs with respect to revenue.

Research and Development Expenses

Research and development expenses consist of costs incurred for our research work to support clinical development, and the development of our programs. Research and development expenses are separated into program-specific costs and unallocated costs.

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
•
facilities and other costs, which include allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, laboratory supplies, third party cost for research and the cost of consultants who assist with our research and development and costs related to contract manufacturing, but are not allocated to a specific program.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and personnel-related costs, including stock-based compensation, and severance for our personnel in executive, legal, finance and accounting, human resources, information technology and other administrative functions. General and administrative expenses also include professional fees for auditing, tax, and legal services, as well as insurance, board of director compensation, consulting, other administrative expenses and facility costs not otherwise included in research and development expenses.

Other Income, Net

Other income, net primarily consists of interest earned on our invested cash and cash equivalent balances, accretion of discounts associated with our marketable debt securities and sublease income under our sublease.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	For the Three Months Ended June 30,
	2025	2024	Change
Milestone revenue	$2,820	$—	$2,820
Costs and operating expenses
Research and development	17,133	13,953	3,180
General and administrative	5,437	6,079	(642)
Total costs and operating expenses	22,570	20,032	2,538
Loss from operations	(19,750)	(20,032)	282
Other income, net
Interest and investment income	995	2,023	(1,028)
Sublease income	684	708	(24)
Total other income, net	1,679	2,731	(1,052)
Loss before income taxes	(18,071)	(17,301)	(770)
Income tax expense	283	—	283
Net loss	$(18,354)	$(17,301)	$(1,053)

Revenues

Revenues for the three months ended June 30, 2025, were $2.8 million, compared to $0 for the quarter ended June 30, 2024. During the quarter, we recognized $2.8 million of milestone revenue ($3.0 million of milestone less $0.2 million of tax in China) related to regulatory approval of Suvemcitug in China. The regulatory milestone was pursuant to out-licensing and collaboration agreement between of our subsidiary company, Apexigen and Jiangsu Simcere Pharmaceutical R&D Co., Ltd. (“Simcere”), for the development and commercialization of Suvemcitug for oncology in China.

Costs and Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	For the Three Months Ended June 30,
	2025	2024	Change
Program-specific costs:
Micvotabart pelidotin	$9,673	$5,367	$4,306
PYX-106	588	1,646	(1,058)
Other program costs	321	430	(109)
Total program costs	10,582	7,443	3,139
Unallocated costs:
Personnel-related expenses including stock-based compensation	4,059	4,253	(194)
Other costs	2,492	2,257	235
Total research and development expenses	$17,133	$13,953	$3,180

Research and development expenses increased by $3.2 million, from $13.9 million for the three months ended June 30, 2024 to $17.1 million for the three months ended June 30, 2025.

Micvotabart pelidotin program-specific research and development costs increased by $4.3 million, primarily due to a $2.8 million increase in contract manufacturing costs for the manufacturing of micvotabart pelidotin to support our ongoing clinical trials, and a $1.0 million increase in clinical trial related expenses due to two clinical trials of MICVO (monotherapy and combo-therapy).

PYX-106 program-specific research and development costs decreased by $1.1 million as we paused the clinical development of PYX-106-101 in December 2024.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	For the Three Months Ended June 30,
	2025	2024	Change
Personnel-related expenses including stock-based compensation	$3,506	$3,335	$171
Professional and consultant fees	863	1,134	(271)
Facilities, insurance and other costs	1,068	1,610	(542)
Total general and administrative expenses	$5,437	$6,079	$(642)

General and administrative expenses decreased by $0.6 million, from $6.1 million for the three months ended June 30, 2024 to $5.4 million for the three months ended June 30, 2025. The decrease was primarily related to a decrease in corporate insurance and other facilities costs of $0.5 million.

Other Income, Net

Other income, net for the three months ended June 30, 2025 and 2024 was $1.7 million and $2.7 million, respectively. The decrease was primarily due to a decrease in interest and investment income as compared to the previous year.

Results of Operations

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	For the Six Months Ended June 30,
	2025	2024	Change
Revenues
Milestone revenue	$2,820	$—	$2,820
Sale of royalty rights	—	8,000	(8,000)
Royalty revenues	—	8,146	(8,146)
Total revenues	2,820	16,146	(13,326)
Costs and operating expenses
Cost of revenues	—	475	(475)
Research and development	34,177	26,982	7,195
General and administrative	11,307	14,326	(3,019)
Total costs and operating expenses	45,484	41,783	3,701
Loss from operations	(42,664)	(25,637)	(17,027)
Other income, net
Interest and investment income	2,236	3,573	(1,337)
Sublease income	1,199	1,507	(308)
Total other income, net	3,435	5,080	(1,645)
Loss before income taxes	(39,229)	(20,557)	(18,672)
Income tax expense	283	—	283
Net loss	$(39,512)	$(20,557)	$(18,955)

Revenue

Revenues for the six months ended June 30, 2025 were $2.8 million, compared to $16.1 million for the six months ended June 30, 2024. During the quarter, we recognized $2.8 million of milestone revenue ($3.0 million of milestone less $0.2 million of tax in China) related to regulatory approval of Suvemcitug in China. The regulatory milestone was pursuant to out-licensing and collaboration agreement between of our subsidiary company, Apexigen and Jiangsu Simcere Pharmaceutical R&D Co., Ltd. (“Simcere”), for the development and commercialization of Suvemcitug for oncology in China.

In March 2024, we entered into the Settlement Agreement with Novartis, pursuant to which we transferred our rights to future royalties on the net sales of Beovu® to Novartis for a one-time amount of $8.0 million. Novartis also agreed to forgo its right to reclaim royalties previously paid of $8.1 million to us and Apexigen.

Costs and Operating Expenses

Cost of Revenues

We have not incurred any costs with respect to revenue during the six months ended June 30, 2025. During the six months ended June 30, 2024, upon execution of the Settlement Agreement with Novartis, we expensed the remaining definite-lived intangible asset of $0.5 million related to these royalty rights to cost of revenues.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	For the Six Months Ended June 30,
	2025	2024	Change
Program-specific costs:
Micvotabart pelidotin	$16,771	$9,724	$7,047
PYX-106	1,524	3,635	(2,111)
Other program costs	817	621	196
Total program costs	19,112	13,980	5,132
Unallocated costs:
Personnel-related expenses including stock-based compensation	9,920	8,435	1,485
Other costs	5,145	4,567	578
Total research and development expenses	$34,177	$26,982	$7,195

Research and development expenses increased by $7.2 million, from $27.0 million for the six months ended June 30, 2024 to $34.2 million for the six months ended June 30, 2025.

Micvotabart pelidotin program-specific research and development costs increased by $7.0 million, primarily due to a $3.9 million increase in contract manufacturing costs for the manufacturing of micvotabart pelidotin to support our ongoing clinical trials, a $1.8 million increase in clinical trial related expenses due to two clinical trials of MICVO (monotherapy and combo-therapy), and $1.3 million increase in translation work and other third party development costs.

PYX-106 program-specific research and development costs decreased by $2.1 million, as we paused the clinical development of PYX-106-101 in December 2024.

Unallocated research and development costs increased by $2.1 million from $13.0 million for the six months ended June 30, 2024 to $15.1 million for the six months ended June 30, 2025. This increase was primarily due to severance cost of $0.9 million due to the reduction in workforce implemented in March 2025 and increase in stock based compensation by $0.2 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	For the Six Months Ended June 30,
	2025	2024	Change
Personnel-related expenses including stock-based compensation	$7,506	$8,896	$(1,390)
Professional and consultant fees	1,677	2,214	(537)
Facilities, insurance and other costs	2,124	3,216	(1,092)
Total general and administrative expenses	$11,307	$14,326	$(3,019)

General and administrative expenses decreased by $3.0 million, from $14.3 million for the six months ended June 30, 2024 to $11.3 million for the six months ended June 30, 2025. The decrease was primarily related to a decrease in stock based compensation by $0.8 million, lower professional and consultant fee by $0.5 million and lower corporate insurance, depreciation and amortization by $0.8 million.

Other Income, Net

Other income, net for the six months ended June 30, 2025 and 2024 was $3.4 million and $5.1 million, respectively. The decrease was primarily due to a decrease in interest and investment income as compared to the previous year.

Liquidity and Capital Resources

We had cash, cash equivalents, restricted cash and short-term investments of $90.4 million as of June 30, 2025. For the three months ended June 30, 2025 and 2024, we had net losses of $18.4 million and $17.3 million, respectively. For the six months ended June 30, 2025 and 2024, we had net losses of $39.5 million and $20.6 million, respectively. As of June 30, 2025, we had an accumulated deficit of $403.1 million.

On November 1, 2022, we filed a registration statement on Form S-3 with the SEC for the issuance of common stock, preferred stock, warrants, debt securities, rights and units up to an aggregate of $250.0 million. On November 14, 2022, the registration statement was declared effective by the SEC. The registration statement includes an at-the-market, or ATM, offering program for the sale of up to $125.0 million of shares of our common stock. As of June 30, 2025, we had $106.2 million of remaining capacity available under the ATM facility.

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

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(39,798)	$(23,717)
Net cash provided by (used in) investing activities	31,125	(18,494)
Net cash (used in) provided by financing activities	(67)	57,621
Net (decrease) increase in cash, cash equivalents and restricted cash	$(8,740)	$15,410

Operating Activities

During the six months ended June 30, 2025, net cash used in operating activities was $39.8 million, which consisted of our net loss of $39.5 million and a net change in our operating assets and liabilities of $6.4 million, partially offset by non-cash charges of $6.0 million. The non-cash charges of $6.0 million was primarily due to $6.6 million of stock-based compensation and $1.1 million of depreciation and amortization expenses, offset by $2.0 million related to accretion of discounts on marketable debt securities. The net change in our operating assets and liabilities was primarily due to an increase in receivables by $3.0 million, prepaid expenses and other current assets by $2.5 million, a decrease in accrued expenses and other current liabilities by $4.7 million and an increase in accounts payable by $4.5 million primarily related to the timing of vendor payments and services performed related to our ongoing clinical trials.

During the six months ended June 30, 2024, net cash used in operating activities was $23.7 million, which consisted of our net loss of $20.6 million and a net change in our operating assets and liabilities of $9.5 million, partially offset by non-cash charges of $6.3 million. The non-cash charges of $6.3 million was primarily due to $7.2 million of stock-based compensation and $1.7 million of depreciation and amortization expense, offset by $2.9 million of accretion of discounts on marketable debt securities. The net change in our operating assets and liabilities was primarily due to a decrease in deferred revenues of $7.7 million related to the Settlement Agreement with Novartis and reductions in accrued expenses and other current liabilities driven primarily by the timing of payments and services performed related to our ongoing clinical trials.

Investing Activities

During the six months ended June 30, 2025, net cash provided by investing activities was $31.1 million, which consisted primarily of redemption of marketable debt securities of $123.6 million, offset by purchases of marketable debt securities of $92.5 million.

During the six months ended June 30, 2024, net cash used in investing activities was $18.5 million, which consisted primarily of purchases of marketable debt securities of $132.1 million, offset by redemption of marketable debt securities of $113.8 million.

Financing Activities

During the six months ended June 30, 2025, net cash used in financing activities was $0.1 million, which consists primarily of tax withholding payments related to the net settlement of restricted common stock.

During the six months ended June 30, 2024, net cash provided by financing activities was $57.6 million, which consists primarily of net proceeds of $46.9 million from the Private Placement which closed in February 2024 and net proceeds of $10.6 million from our ATM program.

Outlook

As of June 30, 2025, we had approximately $90.4 million in cash, cash equivalents, restricted cash and short-term investments. We believe that our cash, cash equivalents and short-term investments as of June 30, 2025, will be sufficient to fund our operations into the second half of 2026. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expect.

Contractual Obligations and Commitments

Operating lease obligation

We lease an office and laboratory space in Boston, Massachusetts with lease payments that continue through December 31, 2032, and have scheduled rent increases each year of 3%. Additionally, we sublease 17,729 square feet of office and laboratory space in the building located at 321 Harrison Avenue, Boston, Massachusetts. The remaining contractual fixed lease payments, net of sublease payments and tenant improvement allowance, over the term of the lease aggregate to $26.1 million. The operating lease obligation is discussed in Note 10. Leases to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Inherent Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

We are a clinical stage oncology company with a limited operating history. Since our inception, we have incurred significant operating losses. We reported net losses of $39.5 million and $20.6 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $403.1 million. To date, we have not generated any revenues from product sales and have financed our operations primarily through equity offerings. As such, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory licensure and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing licensure for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, procuring clinical- and commercial-scale manufacturing, successfully completing preclinical studies and clinical trials of our product candidate, establishing arrangements with third parties for the conduct of our clinical trials, obtaining marketing licensure for our product candidate, manufacturing, marketing and selling any products for which we may obtain marketing licensure, discovering or obtaining rights to additional product candidates, identifying collaborators to develop product candidates we identify or additional uses of existing product candidate and successfully completing development of product candidate for our collaboration partners.

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

The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing and planned activities, particularly as we continue our clinical trials for micvotabart pelidotin. As of June 30, 2025, we had approximately $90.4 million in cash, cash equivalents, restricted cash and short-term investments. We believe that our cash, cash equivalents and short-term investments as of June 30, 2025, will be sufficient to fund our operations into the second half of 2026. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expect. Even if our product candidate is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other comparable regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon members of our senior management, including Lara Sullivan, M.D., our President, Chief Executive Officer and Chief Medical Officer, as well as our senior scientists, senior medical personnel and other members of our senior management team. The loss of one or more of our executive officers, senior scientists, senior medical personnel and other members of our senior management team could delay or prevent the successful development of our product pipeline, the initiation and completion of our clinical trials or the commercialization of our product candidate or any future product candidates.

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

As of August 13, 2025, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially own approximately 38.0% of our outstanding common stock. As a result, these stockholders, if acting together, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading arrangement

During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K for the purchase or sale of our securities, except as set forth below:

Name and Title	Type of Plan	Adoption or Termination Date	Plan Start Date	Plan End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Lara Sullivan, M.D. President, Chief Executive Officer and Chief Medical Officer	Rule 10b5-1 trading arrangement	Terminated on June 24, 2025	March 26, 2025	December 31, 2025	513,000	Sales of shares intended to satisfy the affirmative defense of Rule 10b5-1(c)
Lara Sullivan, M.D., President, Chief Executive Officer and Chief Medical Officer	Rule 10b5-1 trading arrangement	Adopted on June 24, 2025	12/24/2024	08/28/2026	411,845	Sales of shares intended to satisfy the affirmative defense of Rule 10b5–1(c)

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Separation Agreement and General Release of Pamela Connealy					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Pyxis Oncology, Inc.

Date: August 14, 2025	By:	/s/ Lara Sullivan
Lara Sullivan, M.D.
President, Chief Executive Officer and Chief Medical Officer

	By:	/s/ Jitendra Wadhane
Jitendra Wadhane
Principal Financial and Accounting Officer