Form 10-Q
period 2025-09-30
Pyxis Oncology, Inc.
filed 2025-11-03
CIK 1782223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 62,264,215 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$8,919	$19,473
Marketable debt securities, short-term	67,337	107,458
Restricted cash	1,472	1,472
Prepaid expenses and other current assets	5,345	4,037
Total current assets	83,073	132,440
Property and equipment, net	8,460	9,899
Intangible assets, net	2,434	2,600
Operating lease right-of-use asset	11,637	12,242
Total assets	$105,604	$157,181
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,756	$4,859
Accrued expenses and other current liabilities	7,996	11,371
Operating lease liabilities, current portion	1,630	1,450
Total current liabilities	19,382	17,680
Operating lease liabilities, net of current portion	17,400	18,650
Financing lease liabilities, net of current portion	43	100
Total liabilities	36,825	36,430
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 190,000,000 shares authorized; 62,149,664 and 59,967,814 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	62	60
Additional paid-in capital	493,719	484,077
Accumulated other comprehensive income	69	170
Accumulated deficit	(425,071)	(363,556)
Total stockholders’ equity	68,779	120,751
Total liabilities and stockholders’ equity	$105,604	$157,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Milestone revenue	$—	$—	$2,820	$—
Royalty revenues	—	—	—	8,146
Sale of royalty rights	—	—	—	8,000
Total revenues	—	—	2,820	16,146
Costs and operating expenses
Cost of revenues	—	—	—	475
Research and development	17,808	17,741	51,985	44,723
General and administrative	5,653	6,013	16,960	20,339
Total costs and operating expenses	23,461	23,754	68,945	65,537
Loss from operations	(23,461)	(23,754)	(66,125)	(49,391)
Other income, net:
Interest and investment income	774	1,846	3,010	5,419
Sublease income	684	705	1,883	2,212
Total other income, net	1,458	2,551	4,893	7,631
Loss before income taxes	(22,003)	(21,203)	(61,232)	(41,760)
Income tax expense	—	—	283	—
Net loss	$(22,003)	$(21,203)	$(61,515)	$(41,760)
Net loss per common share - basic and diluted	$(0.35)	$(0.35)	$(0.99)	$(0.73)
Weighted average shares of common stock outstanding - basic and diluted	62,557,386	60,715,041	61,847,245	57,511,997
Other comprehensive loss:
Net unrealized gain (loss) on marketable debt securities	74	453	(101)	288
Other comprehensive gain (loss)	74	453	(101)	288
Comprehensive loss	$(21,929)	$(20,750)	$(61,616)	$(41,472)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
For the Three Months Ended September 30, 2025 and 2024	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2025	62,018,135	$62	$490,654	$(5)	$(403,068)	$87,643
Issuance of restricted common stock, net of tax withholdings	131,529	—	(8)	—	—	(8)
Stock-based compensation	—	—	3,073	—	—	3,073
Net unrealized gain on marketable debt securities	—	—	—	74	—	74
Net loss	—	—	—	—	(22,003)	(22,003)
Balance at September 30, 2025	62,149,664	$62	$493,719	$69	$(425,071)	$68,779

Balance at June 30, 2024	58,914,712	$59	$476,619	$(102)	$(306,782)	$169,794
Issuance of restricted common stock pursuant to at-the-market ("ATM") program, net of offering costs	450,000	—	1,584	—	—	1,584
Issuance of restricted common stock, net of tax withholdings	58,687	—	(1)	—	—	(1)
Issuance of common stock under employee stock purchase plan ("ESPP")	26,599	—	72	—	—	72
Stock-based compensation	—	—	2,981	—	—	2,981
Net unrealized gains on marketable debt securities	—	—	—	453	—	453
Net loss	—	—	—	—	(21,203)	(21,203)
Balance at September 30, 2024	59,449,998	$59	$481,255	$351	$(327,985)	$153,680

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
For the Nine Months Ended September 30, 2025 and 2024	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	59,967,814	$60	$484,077	$170	$(363,556)	$120,751
Exercise of pre-funded warrants	1,611,215	2	—	—	—	2
Issuance of common stock under ESPP	29,619	—	—	—	—	—
Issuance of restricted common stock, net of tax withholdings	541,016	—	(77)	—	—	(77)
Stock-based compensation	—	—	9,719	—	—	9,719
Net unrealized loss on marketable debt securities	—	—	—	(101)	—	(101)
Net loss	—	—	—	—	(61,515)	(61,515)
Balance at September 30, 2025	62,149,664	$62	$493,719	$69	$(425,071)	$68,779

Balance at December 31, 2023	44,754,853	$45	$411,821	$63	$(286,225)	$125,704
Issuance of common stock in private placement, net of offering costs	8,849,371	9	39,163	—	—	39,172
Issuance of common stock pursuant to ATM program, net of offering costs	4,050,000	4	12,170	—	—	12,174
Issuance of pre-funded warrants in private placement, net of offering costs	—	—	7,700	—	—	7,700
Issuance of restricted common stock, net of tax withholdings	1,587,161	1	(241)	—	—	(240)
Stock options exercised	122,132	-	293	-	-	293
Issuance of common stock under ESPP	86,481	—	177	—	—	177
Stock based compensation	—	—	10,172	—	—	10,172
Net unrealized gains on marketable debt securities	—	—	-	288	—	288
Net loss	—	—	-	—	(41,760)	(41,760)
Balance at September 30, 2024	59,449,998	$59	$481,255	$351	$(327,985)	$153,680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows (In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(61,515)	$(41,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,614	2,432
Stock-based compensation	9,719	10,172
Non-cash lease expense	605	514
Accretion of discount on marketable debt securities	(2,585)	(4,576)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,308)	1,256
Accounts payable	4,897	1,210
Accrued expenses and other current liabilities	(3,375)	1,017
Operating lease liabilities	(1,070)	(908)
Deferred revenues	—	(7,660)
Other	(57)	(79)
Net cash (used in) operating activities	(53,075)	(38,382)
Investing activities
Redemption of marketable debt securities	149,610	137,483
Purchase of marketable debt securities	(107,005)	(155,748)
Purchase of property and equipment	(9)	(237)
Net cash provided by (used in) investing activities	42,596	(18,502)
Financing activities
Proceeds from issuance of common stock and pre-funded warrants in private placement, net of offering costs	2	46,872
Proceeds from issuance of common stock pursuant to ATM program, net of offering costs	—	12,174
Tax withholding payments related to net settlement of restricted common stock	(77)	(240)
Proceeds from the exercise of stock options	—	293
Proceeds from issuance of common stock under ESPP	—	177
Net cash (used in) provided by financing activities	(75)	59,276
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,554)	2,392
Cash, cash equivalents and restricted cash at beginning of year	20,945	11,136
Cash, cash equivalents and restricted cash at end of period	$10,391	$13,528
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$8,919	$12,056
Restricted cash	$1,472	1,472
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$10,391	$13,528

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

In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of those expected for the year ending December 31, 2025 or for any future period. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2025 (Fiscal 2024 10-K).

Liquidity and Going Concern

The Company has incurred losses and negative cash flows from operations since inception, including net losses of $61.5 million and $41.8 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had an accumulated deficit of $425.1 million and cash, cash equivalents, and short-term investments of $76.3 million.

The Company’s future cash flows are dependent on key variables such as its ability to secure additional sources of funding in the form of public or private financing of equity or debt or collaboration agreements or a combination of these. While the Company remains optimistic to obtain additional funding in the near future, the current available cash, cash equivalents and short-term investments, will not be sufficient to fund the Company's operations over the next 12 months from the date of this Quarterly Report on Form 10-Q. This condition raises substantial doubt about the Company’s ability to continue as a going concern for one year from the date these unaudited condensed consolidated financial statements are issued.

The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity, convertible or debt financing or other sources. There are inherent uncertainties as the outcome of these potential transactions are outside management’s control, and therefore there are no assurances that any of these potential transactions will occur. In addition, there can be no assurances that these transactions will sufficiently improve the Company's liquidity or that the Company will otherwise realize the anticipated benefits. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

3. Fair Value Measurements

The following tables present the financial instruments carried at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, respectively, in accordance with the FASB ASC 820 hierarchy (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$25	$—	$—	$25
Marketable debt securities
U.S. Treasury securities	67,337	—	—	67,337
Total	$67,362	$—	$—	$67,362

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$9,491	$—	$—	$9,491
Marketable debt securities
U.S. Treasury securities	107,458	—	—	107,458
Total	$116,949	$—	$—	$116,949

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

4. Marketable Debt Securities

Marketable debt securities, all of which were classified as available-for-sale, consist of the following (in thousands):

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Marketable debt securities
U.S. Treasury securities	$67,268	$69	$—	$67,337

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Marketable debt securities
U.S. Treasury securities	$107,288	$170	$—	$107,458

As of September 30, 2025, the remaining contractual terms of the U.S. Treasury securities were less than 12 months.

To date, the Company has not recognized any allowances for credit losses or impairments in relation to its marketable securities as these securities are comprised of high credit quality, investment grade securities that the Company does not intend or expect to be required to sell prior to their anticipated recovery.

Interest and investment income consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$242	$194	$425	$843
Accretion of discount, net	532	1,652	2,585	4,576
Total interest and investment income	$774	$1,846	$3,010	$5,419

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

The table below summarizes segment net loss, including significant expenses for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Milestone revenue, royalty revenue and sale of royalty rights	$—	$—	$2,820	$16,146
Costs and operating expenses
Cost of revenues	—	—	—	475
Research and development
Clinical product candidates	6,727	6,888	16,261	14,648
Clinical product manufacturing	4,582	4,267	14,160	10,487
Personnel-related expenses excluding stock-based compensation	3,738	3,663	11,967	10,649
Stock-based compensation	698	836	2,389	2,285
Depreciation and amortization	454	131	1,385	670
Other (i)	1,609	1,956	5,823	5,984
Total research and development expenses	17,808	17,741	51,985	44,723
General and administrative
Personnel-related expenses excluding stock-based compensation	1,519	1,245	4,070	4,399
Stock-based compensation	2,375	2,145	7,330	7,887
Professional and consultant fees	713	1,024	2,390	3,238
Other (ii)	1,046	1,599	3,170	4,815
Total general and administrative expenses	5,653	6,013	16,960	20,339
Total costs and operating expenses	23,461	23,754	68,945	65,537
Other segment income (iii)	1,458	2,551	4,893	7,631
Income tax expense	—	—	283	—
Segment net loss	$(22,003)	$(21,203)	$(61,515)	$(41,760)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$(22,003)	$(21,203)	$(61,515)	$(41,760)

(i)
Other research and development segment items include facilities expenses, lab services, professional services and technology costs.
(ii)
Other general and administrative segment items include facilities expenses, technology costs, insurance and depreciation.
(iii)
Other segment income for the three months ended September 30, 2025 and 2024 consisted of $0.8 million and $1.8 million of interest and investment income and $0.7 million and $0.7 million of sublease income, respectively, and for nine months ended September 30, 2025 and 2024 consisted of $3.0 million and $5.4 million of interest and investment income and $1.9 million and $2.2 million of sublease income, respectively.

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

Pursuant to the University License Agreement, the Company is obligated to pay potential development and commercial milestones as well as running royalties on net sales of licensed products at varying rates. The Company assessed the milestone and royalty events under the University License Agreement as of September 30, 2025 and 2024, and determined that no such amounts were required.

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

Further, pursuant to the A&R License Agreement, the Company is obligated to pay future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products at varying rates. The Company assessed the milestone and royalty events under the A&R License Agreement as of September 30, 2025 and 2024, and determined that no such amounts were required.

Biosion USA, Inc. Agreement

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

Pursuant to the Biosion License Agreement, the Company paid an upfront license fee of $10.0 million in March 2022. Further, the Company is also obligated to pay future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products and sublicensing revenues at varying rates. In December 2024, the Company paused the clinical development of PYX-106. The Company assessed the milestone and royalty events involving the Biosion License Agreement as of September 30, 2025 and 2024, and determined that no such amounts were required.

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

On June 30, 2025, the National Medical Products Administration (NMPA) of China (formerly SFDA) granted final regulatory approval for Suvemcitug in China. Upon Suvemcitug approval by NMPA, the Company is entitled to a $3 million regulatory approval milestone under the Simcere Agreement. Accordingly, the Company recognized $2.8 million of milestone revenue ($3 million upon achievement of the regulatory milestone less $0.2 million of withholding tax) within the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2025.

The Company assessed the royalty events involving Simcere as of September 30, 2025 and determined that no such amounts were receivable.

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

Under the agreement, Mabwell was granted an exclusive, royalty-bearing, perpetual license (without the right to sublicense) to rights in certain intellectual property to develop and commercialize such therapeutic candidates. Mabwell is obligated to pay the Company a mid-single-digit percentage royalty on net sales of such therapeutic candidates in China. The Company assessed the milestone and royalty events involving Mabwell as of September 30, 2025 and determined that no such amounts were receivable.

Toray Sublicense Agreement

In May 2012, Epitomics and Toray Industries, Inc. (“Toray”), entered into a non-exclusive sublicense agreement (the “Toray Agreement”) under which Epitomics granted Toray a non-exclusive, worldwide sublicense, with the right to grant further sublicenses, to develop and commercialize drug product candidates that Toray developed using antibodies created using Apexigen’s antibody-discovery platform (the “APXiMAB Platform”) that target certain molecules to use in the development of its drug product candidates. Under the Toray Agreement, Toray paid an upfront fee, and agreed to pay certain development- and regulatory-related milestone payments and a low single-digit percentage royalty on net sales of licensed products and sublicense revenues by Toray or its affiliates. The Company assessed the milestone and royalty events involving Toray as of September 30, 2025 and determined that no such amounts were receivable.

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

During the three and nine months ended September 30, 2025, the Company did not sell any shares of common stock under the ATM offering program. As of September 30, 2025, the Company had $106.2 million of remaining capacity available under the ATM facility.

Preferred Stock

There were no issued and outstanding shares of preferred stock as of September 30, 2025 and December 31, 2024.

Common Stock

Voting, dividend and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.

Voting—Each holder of outstanding shares of common stock shall be entitled to one vote in respect of each share.

Reserved Shares—The Company reserved the following shares of common stock for issuance:

	September 30, 2025	December 31, 2024
Stock options outstanding	12,580,264	9,711,075
Restricted stock units outstanding	1,800,089	2,463,601
Shares reserved for future issuance	5,134,310	4,295,342
Pre-Funded Warrant Shares	—	1,611,215
Apexigen replacement warrants	1,003,191	1,003,191
Employee stock purchase plan	653,777	573,316
Total	21,171,631	19,657,740

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

As of September 30, 2025, there were 344,259 warrants outstanding with an exercise price of $8.12 per share, 17,212 warrants outstanding with an exercise price of $10.14 per share and 641,720 warrants with an exercise price of $66.67 per share. Each of the warrants with an exercise price of $66.67 per share will expire on the fifth anniversary of July 29, 2022, or earlier upon redemption or liquidation. Each of the warrants with an exercise price of $8.12 per share and $10.14 per share will expire on July 30, 2028, or earlier upon redemption or liquidation.

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

9. Stock-Based Compensation

The Company grants stock-based incentive awards pursuant to the 2021 Equity and Incentive Plan (the ‘2021 Plan’), 2019 Equity Incentive Plan (the ‘2019 Plan’), Apexigen Equity Incentive Plans (the ‘Apexigen Plan’) and the 2022 Equity Inducement Plan (the ‘2022 Inducement Plan’). As of September 30, 2025, there were 4,325,203 shares, 263,628 shares, 495,861 shares and 49,618 shares available for future issuance under the 2021 Plan, 2019 Plan, Apexigen Plan and 2022 Inducement Plan, respectively.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	9,711,075	$5.04	8.2	$44
Granted	4,754,042	1.16
Expired	(530,129)	4.01
Forfeited	(1,354,724)	1.71
Outstanding at September 30, 2025	12,580,264	$3.98	7.7	$6,164
Options exercisable September 30, 2025	5,134,799	$6.32	5.6	$942

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock of $2.20 per share as of September 30, 2025. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2025 and 2024 was $0 and $0.3 million, respectively. No stock options were exercised during the three months ended September 30, 2025 and 2024, respectively.

The Company has an aggregate $6.5 million of gross unrecognized stock-based compensation expense as of September 30, 2025, remaining to be amortized over a weighted average period of 2.4 years.

The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2025, were $1.69 and $0.89 per share, respectively, and $2.91 and $3.14 per share for the three and nine months ended September 30, 2024, respectively, and was calculated using the following key input assumptions in the Black-Scholes option-pricing model:

	Three months ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected volatility	98.68% - 99.03%	99.87%	93.92% - 101.51%	99.41% - 102.27%
Risk-free interest rate	3.74% - 3.91%	3.55%	3.74% - 4.45%	3.55% - 4.48%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	5.13 - 6.08	6.08	5.00 - 6.08	5.00 - 6.08

Restricted Stock Units ('RSU')

The following table summarizes restricted stock units activity for the nine months ended September 30, 2025:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	2,533,650	$3.26
Granted	24,260	0.92
Forfeited	(141,225)	3.26
Vested and settled	(616,596)	3.24
Outstanding at September 30, 2025(1)(2)	1,800,089	$2.60

(1) Includes 764,962 RSUs which are vested but not settled at September 30, 2025.

(2) Includes the impact of equity modifications.

During the nine months ended September 30, 2025, the Company issued 541,016 shares of its common stock from the settlement of 616,596 restricted common units, with the remaining shares withheld for taxes. The Company has an aggregate $2.2 million of gross unrecognized restricted stock-based compensation expense as of September 30, 2025, remaining to be amortized over a weighted average period of 2.0 years.

Summary of Stock-Based Compensation Expense

The following table summarizes the total stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	$2,375	$2,145	$7,330	$7,887
Research and development	698	836	$2,389	2,285
Total	$3,073	$2,981	$9,719	$10,172

2021 Employee Stock Purchase Plan (“2021 ESPP”)

The Company has the 2021 ESPP in force. The Company issued 29,619 shares under the 2021 ESPP during the nine months ended September 30, 2025. The Company did not issue any shares during the three months ended September 30, 2025. During the three and nine months ended September 30, 2024, the Company issued 26,599 and 86,481 shares, respectively, of common stock pursuant to the ESPP. As of September 30, 2025, 653,777 shares are available for issuance under the 2021 ESPP.

10. Operating Leases

The Company leases its office and facilities in Boston, Massachusetts under a non-cancellable operating lease agreement that continues through December 31, 2032. Cash paid for operating lease liabilities were $2.5 million and $2.4 million during the nine months ended September 30, 2025 and 2024, respectively and $0.8 million and $0.8 million during the three months ended September 30, 2025 and 2024, respectively, which is included in operating cash flows within the accompanying unaudited condensed consolidated statements of cash flows.

The components of operating lease expense were as follows (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease cost
Operating lease cost	$663	$663	$1,990	$1,990
Variable lease cost	312	402	742	1,359
Total operating lease cost	$975	$1,065	$2,732	$3,349

The Company subleases approximately 17,729 square feet of office and laboratory space in the building located at 321 Harrison Avenue, Boston, Massachusetts. The Company remains jointly and severally liable under the head lease and accounts for the sublease as an operating lease. The lease term commenced on March 24, 2023 and is expected to end in March 2026. The Company recognized sublease income of $0.7 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively, and $1.9 million and $2.2 million for the nine months ended September 30, 2025 and 2024, respectively.

11. Income Taxes

The Company’s effective tax rate from continuing operations was 0% for the three and nine months ended September 30, 2025 and 2024. The Company has not recorded a federal income tax provision for the three and nine months ended September 30, 2025 and 2024. The Company recorded $0.3 million of foreign tax related to the Simcere milestone revenue in China and a nominal state and local income tax provision for the nine months ended September 30, 2025 and 2024.

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

On July 4, 2025, President Donald Trump signed the One Big Beautiful Bill Act (“OBBBA”) into law. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, and expanded Section 162(m) aggregation requirements. The Company is currently evaluating the impact of the OBBBA but does not anticipate a material impact to the consolidated financial statements.

12. Net Loss per Common Share

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per common share due to their anti-dilutive effect:

	September 30,
	2025	2024*
Stock options outstanding	12,580,264	6,964,592
Non-vested and unsettled restricted stock units	1,800,089	2,987,279
Shares reserved for future issuance	5,134,310	1,547,455
Apexigen replacement warrants	1,003,191	1,003,191
Employee stock purchase plan	653,777	589,004
Total	21,171,631	13,091,521

*Pre-Funded Warrant Shares of 1,611,215 shares are included in the computation of basic and diluted net loss per common share for the three and nine months ended September 30, 2024 as the Pre-Funded Warrants were issuable for nominal consideration.

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

Our product candidate, micvotabart pelidotin (MICVO), formerly referred to as PYX-201, is an investigational novel antibody-drug conjugate (ADC) that uniquely targets Extradomain-B Fibronectin (EDB+FN), a non-cellular structural component within the tumor extracellular matrix (ECM). The tumor ECM is a complex network of fibrous proteins and molecules with unique composition that play an important role in cell development and tumor growth and in some instances, in supporting metastasis. The fibronectin strands within the ECM give the tumor shape and support the clustering of tumor cells.

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

Recent Translation Data

In October 2025, we presented translational data at the European Society of Medical Oncology (ESMO) Congress 2025 in Berlin, Germany and at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in Boston, Massachusetts. Data presented build on preclinical data previously presented in April 2025 at the American Association for Cancer Research (AACR) Annual Meeting in Chicago.

The poster presentations at the ESMO and AACR-NCI-EORTC meetings provide deeper insights into the pharmacodynamic responses of tumors to micvotabart pelidotin as well as micvotabart pelidotin’s unique mechanism of action (MOA) and its potential to exert anti-tumor activity through three mechanisms: direct tumor cell killing, bystander killing and immunogenic cell death. These translational findings highlight micvotabart pelidotin’s effects on tumor microenvironment (TME) remodeling, immune activation and tumor infiltration, further reinforcing the potential benefit of micvotabart pelidotin as both monotherapy and in combination with anti-PD-1 therapy.

Observations include changes in circulating tumor DNA (ctDNA) tumor fraction (TF) after treatment with micvotabart pelidotin to the vast majority of 37 clinical samples tested. Notably, reduction in ctDNA TF after treatment with micvotabart pelidotin, particularly in HNSCC and at the 5.4 mg/kg dose, supports a positive molecular response to micvotabart pelidotin and strengthens rationale for continued development of this tumor type and dose in the monotherapy dose expansion study. Additionally, features observed in nonclinical samples of the stromal architecture detected using digital pathology may correlate with sensitivity to micvotabart pelidotin - a finding that may be unique compared to tumor cell surface targeting ADCs, due to micvotabart pelidotin’s targeting of a non-cellular structural component of the tumor ECM.

Additional translational data supporting micvotabart pelidotin’s MOA indicate this ADC binds very specifically to EDB+FN in the TME, an important trait for the non-cellular tumor ECM targeting MOA, locally delivering the ADC close to the malignant cells for cancer cell killing after extracellular linker cleavage. Data also indicate micvotabart pelidotin binds strongly to EDB+FN, which enables the ADC to stay anchored in the TME longer allowing more time for extracellular linker cleavage by proteases. In vitro data presented indicate micvotabart pelidotin’s linker can be cleaved extracellularly via specific cathepsins and pH conditions that exist in the TME, which are necessary conditions for the bystander effect.

Multiple posters supported micvotabart pelidotin’s ability to induce immunogenic cell death as a mouse analog of micvotabart pelidotin stimulated immune response in tumors that had been refractory to anti-PD1 and synergistic antitumor activity when combined with anti-PD1.

We believe the totality of our preliminary clinical, preclinical, and translational data support further development of micvotabart pelidotin in both monotherapy and in combination studies.

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

The following table summarizes our clinical pipeline:

R/M HNSCC Clinical Pipeline Delivering Preliminary Data in 4Q 2025

Advancing MICVO*, a differentiated extracellular ADC

Program		Planned Indication(s)	Phase 1	Next Milestone
Recurrent/ Metastatic Head & Neck Squamous Cell Carcinoma (R/M HNSCC)				
MICVO EDB+FN ADC	**MICVO Mono** ***Fast Track Designation granted by FDA***	R/M HNSCC 2L/3L Platinum & PD-1 Experienced		Preliminary data 4Q 2025⁺
		R/M HNSCC 2L/3L EGFRi & PD-1 Experienced		Preliminary data 4Q 2025⁺
	MICVO + **KEYTRUDA® Combo	R/M HNSCC 1L/2L+		Preliminary data 4Q 2025

The combination trial is part of a Clinical Trial Collaboration Agreement with Merck (known as MSD outside of the US and Canada)

*MICVO was formerly PYX-201.

**KEYTRUDA® is a registered trademark of Merck Sharp & Dohme LLC, a subsidiary of Merck & Co., Inc., Rahway, NJ, USA.

⁺ MICVO Phase 1 monotherapy dose expansion 2L/3L R/M HNSCC preliminary results in 4Q25 to include data from both the post platinum and anti-PD(L)-1 experienced and post EGFRi and anti-PD(L)-1 experienced arms

In early January 2025, we initiated the dose expansion phase (Part 2) of the PYX-201-101 monotherapy study with a prioritized focus to confirm the preliminary efficacy signals in R/M HNSCC seen in Part 1. We are enrolling and dosing patients for two monotherapy R/M HNSCC expansion cohorts. The Part 2 dose expansion phase includes the following two R/M HNSCC cohorts across sites in the United States (US), European Union (EU) and other countries:

•
micvotabart pelidotin monotherapy for second line (2L) and third line (3L) R/M HNSCC patients who have received prior platinum-based chemotherapy and prior PD-(L)1 inhibitor therapy. We expect to enroll approximately 20 patients in this expansion cohort at the 5.4 mg/kg IV Q3W dose, a pharmacologically active dose identified during Part 1 of this trial where we have seen clinically meaningful anti-tumor activity with manageable safety. We anticipate disclosing preliminary data in the fourth quarter of 2025; and
•
micvotabart pelidotin monotherapy for 2L and 3L R/M HNSCC patients who have received prior epidermal growth factor receptor (EGFR) directed therapy and prior PD-(L)1 inhibitor therapy. We expect to enroll approximately 20 patients in this expansion cohort also at the 5.4 mg/kg IV Q3W dose and anticipate disclosing preliminary data in the fourth quarter of 2025.

We are planning to hold a discussion with the FDA to align on our approach for finding the optimal monotherapy dose, as required under Project Optimus. We expect to announce next steps in the clinical development plan for MICVO for R/M HNSCC in the fourth quarter of 2025.

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

We initiated Part 1 dose escalation phase of PYX-201-102 covering multiple tumor types. Currently, we are enrolling and dosing patients to clear the three doses that will be tested in combination with pembrolizumab. During Part 1 dose escalation, we anticipate testing a fixed dose of pembrolizumab in combination with 3 different doses of micvotabart pelidotin ranging from 3.6 mg/kg – 5.4 mg/kg IV Q3W. Pembrolizumab (standard dose at 200 mg IV) will be given with escalating doses of micvotabart pelidotin with a starting dose of 3.6 mg/kg IV every 3 weeks (Q3W). Upon clearance of the initial dose level of 3.6 mg/kg IV Q3W by the Dose Escalation and Steering Committee (DESC), and depending on observed safety data, we may escalate to 4.4 mg/kg IV Q3W of micvotabart pelidotin with 200 mg IV of pembrolizumab, with a potential of dosing at 5.4 mg/kg IV Q3W of micvotabart pelidotin with 200 mg IV of pembrolizumab. Dose escalation remains ongoing.

Concurrently to the Part 1 dose escalation and assuming each dose clears the escalation step, the Phase 1/2 combination study will evaluate micvotabart pelidotin and pembrolizumab in patients with 1L and 2L+ R/M HNSCC. We expect to enroll approximately 20 patients, which will be enrolled for each dose in their respective backfill cohort upon clearance of the dose by the DESC. Pembrolizumab (standard dose at 200 mg IV) will be given with escalating doses of micvotabart pelidotin with a starting dose of 3.6 mg/kg IV every 3 weeks, followed by dose of 4.4 mg/kg IV Q3W, if DESC clears it and then a dose of 5.4 mg/kg IV Q3W, if DESC clears it. We anticipate disclosing preliminary data of R/M HNSCC patients in the fourth quarter of 2025.

Since our inception, we have focused substantially all of our resources on conducting research and development activities, undertaking preclinical studies and clinical trials, organizing and staffing our company, business planning, raising capital, establishing and maintaining our intellectual property portfolio and identifying potential product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have incurred significant operating losses since our inception. We reported net losses of $61.5 million and $41.8 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $425.1 million, net equity of $68.8 million, and cash, cash equivalents, restricted cash and short-term investments of $77.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses and capital expenditures will increase substantially in connection with our ongoing activities. Our operations to date have been financed primarily through sales of convertible preferred stock and sale of equity securities and additional funding may be necessary to fund future clinical and preclinical activities.

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

Operating Expenses

Cost of Revenues

The components of our cost of revenues are expenses directly attributable to revenues. During the three and nine months ended September 30, 2025, we have not incurred any costs with respect to revenue.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended September 30,
	2025	2024	Change
Costs and operating expenses
Research and development	$17,808	$17,741	$67
General and administrative	5,653	6,013	(360)
Total costs and operating expenses	23,461	23,754	(293)
Loss from operations	(23,461)	(23,754)	293
Other income, net
Interest and investment income	774	1,846	(1,072)
Sublease income	684	705	(21)
Total other income, net	1,458	2,551	(1,093)
Net loss	$(22,003)	$(21,203)	$(800)

Costs and Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended September 30,
	2025	2024	Change
Program-specific costs:
Micvotabart pelidotin	$10,343	$8,333	$2,010
PYX-106	697	2,461	(1,764)
Other program costs	269	361	(92)
Total program costs	11,309	11,155	154
Unallocated costs:
Personnel-related expenses including stock-based compensation	4,436	4,498	(62)
Other costs	2,063	2,088	(25)
Total research and development expenses	$17,808	$17,741	$67

Research and development expenses increased by $0.1 million, from $17.7 million for the three months ended September 30, 2024 to $17.8 million for the three months ended September 30, 2025.

Micvotabart pelidotin program-specific research and development costs increased by $2.0 million, primarily due to a $1.0 million increase in contract manufacturing costs for the manufacturing of micvotabart pelidotin to support our ongoing clinical trials and a $1.3 million increase in clinical trial related expenses due to two clinical trials of MICVO (monotherapy and combo-therapy), offset by a reduction in external research costs by $0.6 million.

PYX-106 program-specific research and development costs decreased by $1.8 million as we paused the clinical development of PYX-106-101 in December 2024.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended September 30,
	2025	2024	Change
Personnel-related expenses including stock-based compensation	$3,894	$3,391	$503
Professional and consultant fees	713	1,023	(310)
Facilities, insurance and other costs	1,046	1,599	(553)
Total general and administrative expenses	$5,653	$6,013	$(360)

General and administrative expenses decreased by $0.4 million, from $6.0 million for the three months ended September 30, 2024 to $5.6 million for the three months ended September 30, 2025. The decrease was primarily related to a decrease in professional fees by $0.3 million, depreciation and corporate insurance by $0.5 million and offset by higher employee cost and stock based compensation of $0.5 million.

Other Income, Net

Other income, net for the three months ended September 30, 2025 and 2024 was $1.4 million and $2.5 million, respectively. The decrease was primarily due to a decrease in interest and investment income as compared to the previous year.

Results of Operations

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	For the Nine Months Ended September 30,
	2025	2024	Change
Revenues
Milestone revenue	$2,820	$—	$2,820
Royalty revenues	—	8,146	(8,146)
Sale of royalty rights	—	8,000	(8,000)
Total revenues	2,820	16,146	(13,326)
Costs and operating expenses
Cost of revenues	—	475	(475)
Research and development	51,985	44,723	7,262
General and administrative	16,960	20,339	(3,379)
Total costs and operating expenses	68,945	65,537	3,408
Loss from operations	(66,125)	(49,391)	(16,734)
Other income, net
Interest and investment income	3,010	5,419	(2,409)
Sublease income	1,883	2,212	(329)
Total other income, net	4,893	7,631	(2,738)
Loss before income taxes	(61,232)	(41,760)	(19,472)
Income tax expense	283	—	283
Net loss	$(61,515)	$(41,760)	$(19,755)

Revenue

Revenues for the nine months ended September 30, 2025 were $2.8 million, compared to $16.1 million for the nine months ended September 30, 2024. During the current period, we recognized $2.8 million of milestone revenue ($3.0 million of milestone less $0.2 million of tax in China) related to regulatory approval of Suvemcitug in China. The regulatory milestone was pursuant to an out-licensing and collaboration agreement between our subsidiary company, Apexigen and Jiangsu Simcere Pharmaceutical R&D Co., Ltd. (“Simcere”), for the development and commercialization of Suvemcitug for oncology in China.

In March 2024, we entered into the Settlement Agreement with Novartis, pursuant to which we transferred our rights to future royalties on the net sales of Beovu® to Novartis for a one-time amount of $8.0 million. Novartis also agreed to forgo its right to reclaim royalties previously paid of $8.1 million to us and Apexigen.

Costs and Operating Expenses

Cost of Revenues

We have not incurred any costs with respect to revenue during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, upon execution of the Settlement Agreement with Novartis, we expensed the remaining definite-lived intangible asset of $0.5 million related to these royalty rights to cost of revenues.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024 (in thousands):

	For the Nine Months Ended September 30,
	2025	2024	Change
Program-specific costs:
Micvotabart pelidotin	$27,114	$18,057	$9,057
PYX-106	2,221	6,096	(3,875)
Other program costs	1,086	982	104
Total program costs	30,421	25,135	5,286
Unallocated costs:
Personnel-related expenses including stock-based compensation	14,356	12,933	1,423
Other costs	7,208	6,655	553
Total research and development expenses	$51,985	$44,723	$7,262

Research and development expenses increased by $7.3 million, from $44.7 million for the nine months ended September 30, 2024 to $52.0 million for the nine months ended September 30, 2025.

Micvotabart pelidotin program-specific research and development costs increased by $9.1 million, primarily due to a $5.0 million increase in contract manufacturing costs for the manufacturing of micvotabart pelidotin to support our ongoing clinical trials and a $3.9 million increase in clinical trial related expenses due to two clinical trials of MICVO (monotherapy and combo-therapy).

PYX-106 program-specific research and development costs decreased by $3.9 million, as we paused the clinical development of PYX-106-101 in December 2024.

Unallocated research and development costs increased by $1.9 million from $19.6 million for the nine months ended September 30, 2024 to $21.5 million for the nine months ended September 30, 2025. This increase was primarily due to severance cost of $0.9 million and an increase in general business expense by $0.5 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2025 and 2024 (in thousands):

	For the Nine Months Ended September 30,
	2025	2024	Change
Personnel-related expenses including stock-based compensation	$11,400	$12,287	$(887)
Professional and consultant fees	2,390	3,237	(847)
Facilities, insurance and other costs	3,170	4,815	(1,645)
Total general and administrative expenses	$16,960	$20,339	$(3,379)

General and administrative expenses decreased by $3.4 million, from $20.3 million for the nine months ended September 30, 2024 to $16.9 million for the nine months ended September 30, 2025. The decrease was primarily related to a decrease in stock based compensation by $0.6 million, lower professional and consultant fees by $1.0 million and lower corporate insurance, depreciation and amortization expense by $1.1 million.

Other Income, Net

Other income, net for the nine months ended September 30, 2025 and 2024 was $4.9 million and $7.6 million, respectively. The decrease was primarily due to a decrease in interest and investment income as compared to the previous year.

Liquidity and Capital Resources

We had cash, cash equivalents, restricted cash and short-term investments of $77.7 million as of September 30, 2025. For the three months ended September 30, 2025 and 2024, we had net losses of $22.0 million and $21.2 million, respectively. For the nine months ended September 30, 2025 and 2024, we had net losses of $61.5 million and $41.8 million, respectively. As of September 30, 2025, we had an accumulated deficit of $425.1 million.

On November 1, 2022, we filed a registration statement on Form S-3 with the SEC for the issuance of common stock, preferred stock, warrants, debt securities, rights and units up to an aggregate of $250.0 million. On November 14, 2022, the registration statement was declared effective by the SEC. The registration statement includes an at-the-market, or ATM, offering program for the sale of up to $125.0 million of shares of our common stock. As of September 30, 2025, we had $106.2 million of remaining capacity available under the ATM facility.

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

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(53,075)	$(38,382)
Net cash provided by (used in) investing activities	42,596	(18,502)
Net cash (used in) provided by financing activities	(75)	59,276
Net (decrease) increase in cash, cash equivalents and restricted cash	$(10,554)	$2,392

Operating Activities

During the nine months ended September 30, 2025, net cash used in operating activities was $53.1 million, which consisted of our net loss of $61.5 million and a net change in our operating assets and liabilities of $0.9 million, partially offset by non-cash charges of $9.3 million. The non-cash charges of $9.3 million was primarily due to $9.7 million of stock-based compensation and $1.6 million of depreciation and amortization expenses, offset by $2.6 million related to accretion of discounts on marketable debt securities. The net change in our operating assets and liabilities was primarily due to a decrease in prepaid expenses and other current assets by $1.3 million, a decrease in accrued expenses and other current liabilities by $3.3 million and an increase in accounts payable by $4.9 million primarily related to the timing of vendor payments and services performed related to our ongoing clinical trials.

During the nine months ended September 30, 2024, net cash used in operating activities was $38.4 million, which consisted of our net loss of $41.8 million and a net change in our operating assets and liabilities of $5.2 million, partially offset by non-cash charges of $8.5 million. The non-cash charges of $8.5 million was primarily due to $10.2 million of stock-based compensation, $2.4 million of depreciation and amortization expense, offset by $4.6 million of accretion of discounts on marketable debt securities. The net change in our operating assets and liabilities was primarily due to a decrease in deferred revenues of $7.7 million related to the Settlement Agreement with Novartis and reductions in accrued expenses and other current liabilities by $1.0 million driven primarily by the timing of payments and services performed related to our ongoing clinical trials.

Investing Activities

During the nine months ended September 30, 2025, net cash provided by investing activities was $42.6 million, which consisted primarily of redemption of marketable debt securities of $149.6 million, offset by purchases of marketable debt securities of $107.0 million.

During the nine months ended September 30, 2024, net cash used in investing activities was $18.5 million, which consisted primarily of purchases of marketable debt securities of $155.7 million, partially offset by redemption of marketable debt securities of $137.5 million.

Financing Activities

During the nine months ended September 30, 2025, net cash used in financing activities was $0.1 million, which consists primarily of tax withholding payments related to the net settlement of restricted common stock.

During the nine months ended September 30, 2024, net cash provided by financing activities was $59.3 million, which consists primarily of net proceeds of $46.9 million from the Private Placement which closed in February 2024 and net proceeds of $12.2 million from our ATM program.

Outlook and Going Concern

As of September 30, 2025, we had approximately $77.7 million in cash, cash equivalents, restricted cash and short-term investments. We believe that our cash, cash equivalents and short-term investments as of September 30, 2025, will be sufficient to fund our operations into the second half of 2026. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expect.

The Company’s future cash flows are dependent on key variables such as its ability to secure additional sources of funding in the form of public or private financing of equity or debt or collaboration agreements or a combination of these. While we remains optimistic to obtain additional funding in the near future, the current available cash, cash equivalents and short-term investments, will not be sufficient to fund our operations over the next 12 months from the date of this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern for one year from the date the unaudited condensed consolidated financial statements are issued.

Contractual Obligations and Commitments

Operating lease obligation

We lease an office and laboratory space in Boston, Massachusetts with lease payments that continue through December 31, 2032, and have scheduled rent increases each year of 3%. Additionally, we sublease 17,729 square feet of office and laboratory space in the building located at 321 Harrison Avenue, Boston, Massachusetts. The remaining contractual fixed lease payments, net of sublease payments and tenant improvement allowance, over the term of the lease aggregate to $25.7 million. The operating lease obligation is discussed in Note 10. Leases to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

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

Jumpstart Our Business Startups Act

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We are also a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenues were less than $100 million during the most recently completed fiscal year. We may rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and have reduced disclosure obligations regarding executive compensation, and, similar to emerging growth companies, if we are a smaller reporting company with less than $100 million in annual revenues, we would not be required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

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

We are a clinical stage oncology company with a limited operating history. Since our inception, we have incurred significant operating losses. We reported net losses of $61.5 million and $41.8 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $425.1 million. To date, we have not generated any revenues from product sales and have financed our operations primarily through equity offerings. As such, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory licensure and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing licensure for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, procuring clinical- and commercial-scale manufacturing, successfully completing preclinical studies and clinical trials of our product candidate, establishing arrangements with third parties for the conduct of our clinical trials, obtaining marketing licensure for our product candidate, manufacturing, marketing and selling any products for which we may obtain marketing licensure, discovering or obtaining rights to additional product candidates, identifying collaborators to develop product candidates we identify or additional uses of existing product candidate and successfully completing development of product candidate for our collaboration partners.

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

The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing and planned activities, particularly as we continue our clinical trials for micvotabart pelidotin. As of September 30, 2025, we had approximately $77.7 million in cash, cash equivalents, restricted cash and short-term investments. We believe that our cash, cash equivalents and short-term investments as of September 30, 2025, will be sufficient to fund our operations into the second half of 2026. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expect. Even if our product candidate is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other comparable regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

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

The FDA may modify or enhance clinical trial requirements which may affect enrollment and retention of patients and may increase costs and delay clinical programs.

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

If our product candidate is licensed, it will compete with a range of therapeutic treatments that are either in development or currently marketed. Many companies are active across various stages of development in the oncology subsector and are marketing and developing products that employ similar ADC and immunotherapy approaches. As of October 2025, there were approximately 825 ADCs in clinical or preclinical development worldwide, of which the vast majority are being developed for the treatment of various cancer indications. Additionally, there are several large and small companies working on various immunotherapy approaches for treatment of cancer. Multiple companies are also involved in the development of ADC therapeutics and immunotherapies, including, but not limited to, AbbVie Inc., Abcure, Inc., ADC Therapeutics SA, Alligator Bioscience AB, Astellas Pharma, Inc., AstraZeneca plc, Celldex Therapeutics, Inc., Daiichi Sankyo Company, Ltd., Eucure Biopharma, a subsidiary of Biocytogen, Genentech, Inc., Gilead Sciences, Inc, GlaxoSmithKline, plc, Lyvgen Biopharma, Nextcure, Inc., Pfizer, Philogen S.p.A., Merck Sharpe Dohme (MSD), Corbus Pharmaceuticals, and Rakuten Medical, Inc.

We face competition on specific targets, including the target of our micvotabart pelidotin (MICVO) candidate, EDB+FN, from Philogen S.p.A. as well as other emerging agents in key indications of interest including R/M HNSCC. Merus’s EGFR and LGR5 targeting biclonic, petosemtamab, Bicara’s EGFR/TGF-beta targeting bifunctional, ficerafusp alfa (BCA101), and Johnson and Johnson’s EGFR and cMET bispecific antibody, amivantamab are notable competitors that are targeting patient populations of interest to micvotabart pelidotin and pose a potentially significant threat to our clinical development strategy. Additionally, Corbus Pharmaceutical’s nectin-4 targeting ADC, CRB-701 has shown preliminary efficacy data and is a direct competitor given similarity in payload (MMAE) to MICVO, and comparable patient populations and clinical development timelines in R/M HNSCC.

Other competitors may also include agents targeting specific segments such as HPV+ HNSCC, namely Hookipa’s and PDS Biotech’s vaccines and agents such as Nanobiotix’s radioenhancer that may be used earlier in the treatment sequence. With the approval of pembrolizumab in the peri-operative setting based on Keynote-689, use of IO in the neoadjuvant and adjuvant settings may shift how HPV patients are treated in earlier lines of therapy. The implementation of using IO in the earlier disease settings could impact patient segmentation and treatment choices in the R/M setting.

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

In addition, federal agency priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles, including, for example, the current presidential administration’s commitment to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as HHS, FDA and CMS. Efforts by the current administration to further limit federal agency budgets may result in reduced agency workforces and/or changes in agency operations. The administration and agencies have also made abrupt announcements about new or changed regulatory policies, such as policies related to use of AI to review product applications. And, the recent federal government shutdown may prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, and may significantly impact the ability of the FDA to timely review and process our regulatory submissions. These actions may lead to greater uncertainty regarding FDA policies, slower response times and longer review periods, potentially affecting our ability to progress development of our product candidate or obtain regulatory approval for our product candidate.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon members of our senior management, senior scientists, senior medical personnel and other members of our senior management team. The loss of one or more of our executive officers, senior scientists, senior medical personnel and other members of our senior management team could delay or prevent the successful development of our product pipeline, the initiation and completion of our clinical trials or the commercialization of our product candidate or any future product candidates.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in October 2025, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown continues to occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, the current or future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

If a prolonged government shutdown occurs or continues to occur, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

As of October 31, 2025, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially own approximately 36.7% of our outstanding common stock. As a result, these stockholders, if acting together, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Our planned use of the net proceeds from the IPO as described in our final prospectus filed with the SEC on October 8, 2021 has changed due to the re-prioritizations of our pipeline contemplated in connection with our reorganization announced in November 2023 and our portfolio prioritization announced in December 2024. As a result, we currently expect to use our cash and cash equivalents, which include the net proceeds from our IPO, to advance the clinical development of micvotabart pelidotin, as well as for general corporate purposes. As of the date of this Quarterly Report, we have used all the proceeds from the IPO.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading arrangement

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K for the purchase or sale of our securities, except as set forth below:

Name and Title	Type of Plan	Adoption or Termination Date	Plan Start Date	Plan End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Lara Sullivan, M.D. President, Chief Executive Officer and Chief Medical Officer	Rule 10b5-1 trading arrangement	Terminated on September 8, 2025	June 24, 2025	August 28, 2026	411,845(1)	Sales of shares intended to satisfy the affirmative defense of Rule 10b5-1(c)
Jakob Dupont, Independent Board Members	Rule 10b5-1 trading arrangement	Adopted on September 24, 2025	September 24, 2025	December 31, 2026	180,000	Sales of shares intended to satisfy the affirmative defense of Rule 10b5–1(c)

(1) No shares were sold under this plan prior to its termination.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Pyxis Oncology, Inc.

Date: November 3, 2025	By:	/s/ Lara Sullivan
Lara Sullivan, M.D.
President, Chief Executive Officer and Chief Medical Officer

	By:	/s/ Jitendra Wadhane
Jitendra Wadhane
Principal Financial and Accounting Officer