Form 10-K
period 2025-12-31
Pyxis Oncology, Inc.
filed 2026-03-23
CIK 1782223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the Registrant’s common stock held by non-affiliates as of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $64.4 million, as computed by reference to the closing price of the common stock on the Nasdaq Global Select Market on that date. Shares of the registrant's common stock held by executive officers, directors, and their affiliates have been excluded from this calculation. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 2026, the Registrant had 62,831,246 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2026 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•
our ability to continue as a going concern;
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
•
We have substantial doubt about our ability to continue as a going concern and we will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may not be able to continue as a going concern or we may be forced to delay, reduce or eliminate one or more of our research and product development programs or future commercialization efforts.
•
We are heavily dependent on the success of our lead product candidate, micvotabart pelidotin (MICVO), formerly known as PYX-201, which is in the early stages of clinical development. If our lead product candidate is not successful in clinical trials or does not receive regulatory approval or licensure or is not successfully commercialized, our business will be materially and adversely affected.
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

PART I

Item 1. Business.

Overview

Pyxis Oncology is a clinical-stage oncology company advancing a development strategy focused on addressing unmet medical needs in patients with solid tumors with an immediate focus on head and neck squamous cell carcinoma (HNSCC).

Our lead product candidate, micvotabart pelidotin (MICVO, formerly PYX-201), is an investigational novel antibody-drug conjugate (ADC) that uniquely targets the splice variant of fibronectin, extradomain-B of fibronectin (EDB+FN), a non-cellular structural component of the extracellular matrix (ECM) in the tumor microenvironment (TME). EDB+FN is an isoform of fibronectin present in tumors that is negligibly expressed in normal adult tissues and facilitates cancer progression by playing multiple roles including promoting cell proliferation, adhesion, and migration, activating the integrin signaling pathway, stimulating angiogenesis and vascular remodeling, driving epithelial-mesenchymal transition (EMT), and establishing the pre-metastatic niche. We believe EDB+FN is a compelling target for cancer therapeutics as the physiological expression of EDB+FN is very low in healthy adult tissues, yet it is found to be highly expressed in a variety of solid tumors.

Our ADC, MICVO, consists of a fully human IgG1 monoclonal antibody that is site-specifically conjugated to a cleavable linker with an optimized auristatin (Aur0101) microtubule inhibitor payload. Unlike conventional ADCs which bind to an antigen on the surface of a cancer cell, MICVO is designed to bind to EDB+FN in the tumor ECM, where extracellular proteases under acidic conditions cleave the linker to release the Aur0101 payload. The payload diffuses through the membrane of cancer cells to kill them directly, which is the first component of MICVO’s three-pronged mechanism of action (MOA). The dying cancer cells release the payload which diffuses into nearby cancer cells and kills them via the bystander effect, representing the second component of MICVO’s MOA. The dying cancer cells also release neoantigens which trigger immunogenic cell death (ICD), the final component of its MOA. Together with its purpose-built design and postulated three-pronged MOA, MICVO has the potential for improved stability and anti-tumor activity compared to conventional ADCs.

MICVO is currently being studied as monotherapy in recurrent and metastatic head and neck squamous cell carcinoma (R/M HNSCC) and in combination with KEYTRUDA® (pembrolizumab) in 1L/2L+ R/M HNSCC and other solid tumors.

MICVO Monotherapy

PYX-201-101 Phase 1 (Part 1) Monotherapy Dose Escalation Study

As part of our Phase 1 monotherapy study, referred to as PYX-201-101, we conducted a dose escalation study to evaluate MICVO monotherapy in patients with advanced solid tumors known to express EDB+FN. In November 2024, we reported positive preliminary results from the dose escalation study, which included a total of 80 patients dosed across nine solid tumor types at doses ranging from 0.3 mg/kg to 8 mg/kg, with a data cut-off of October 4, 2024. Of the nine solid tumor types included in the study, the strongest tumor regression response was observed in R/M HNSCC. Among the six efficacy evaluable heavily pre-treated patients with R/M HNSCC, the confirmed objective response rate (ORR) was 50% per RECIST v1.1 at the therapeutically active dose response range of 3.6 mg/kg – 5.4 mg/kg administered intravenously every three weeks (IV Q3W), including one confirmed complete response (CR) and two confirmed partial responses (PRs), with a disease control rate (DCR) of 100%. Based on observations from the dose-escalation study, 5.4 mg/kg IV Q3W presented an optimal benefit-risk profile within the efficacious dose range and was selected for dose expansion. Subsequent translational data indicated reduction in ctDNA TF after treatment with MICVO, particularly at the 5.4 mg/kg dose, supported a positive molecular response to MICVO, providing further validation of the dose selection strategy for dose expansion.

PYX-201-101 Phase 1 (Part 2) Monotherapy Dose Expansion in R/M HNSCC

In January 2025, we initiated the dose expansion portion (Part 2) of the Phase 1 PYX-201-101 monotherapy study to further evaluate MICVO as a monotherapy at a dose of 5.4 mg/kg IV Q3W and to assess preliminary efficacy in R/M HNSCC. The Part 2 dose-expansion phase includes the following two cohorts:

•
Arm 1: MICVO monotherapy for second line (2L) and third line (3L) R/M HNSCC patients who have received prior platinum-based chemotherapy and prior PD-(L)1 inhibitor therapy; and
•
Arm 2: MICVO monotherapy for 2L and 3L R/M HNSCC patients who have received prior epidermal growth factor receptor (EGFR) directed therapy and prior PD-(L)1 inhibitor therapy.

In December 2025, we reported positive preliminary data from our ongoing Phase 1 monotherapy study evaluating MICVO in patients with 2L+ R/M HNSCC, based on a data cut-off date of November 3, 2025, which included all R/M HNSCC patients dosed at 5.4 mg/kg total body weight (TBW) in Part 1 and in Part 2. As of the data cut-off, 18 R/M HNSCC patients had been treated and 13 patients were efficacy evaluable. All treated patients had received prior systemic therapy, with a median of three prior lines of therapy. All treated patients had received prior platinum-based and checkpoint inhibitor therapies while 67% of treated patients had received prior taxanes and 50% of treated patients had received prior EGFR-targeted therapies, specifically cetuximab. Among the 13 efficacy evaluable patients, the confirmed ORR was 46% (6/13, one patient confirmed response after November 3, 2025 data cut-off) per RECIST v1.1, including one confirmed complete response. Confirmed responses were observed in both dose-expansion cohorts, including patients previously treated with platinum-based therapy and anti-PD(L)1 therapy (Arm 1) and patients previously treated with an EGFR inhibitor and/or anti-PD(L)1 therapy (Arm 2), and were observed in patients regardless of HPV status. The preliminary data also showed a DCR of 92%, with 12 of 13 efficacy evaluable patients demonstrating significant tumor regression or tumor control.

Preliminary data reported in December 2025 indicated that MICVO was generally well tolerated. No Grade 4 ADC payload treatment-related adverse events (TRAEs) of interest were observed, and no Grade 5 events occurred. TRAEs were reported in 89% (16/18) of patients, with Grade ≥3 TRAEs reported in 56% (10/18) of patients. TRAEs leading to treatment discontinuation occurred in 28% (5/18) of patients. We observed a higher discontinuation rate and incidence of Grade ≥3 TRAEs in high body weight patients (defined as at least 10% above adjusted ideal body weight, or AIBW). In the preliminary dataset, all patients (5/5) who experienced TRAEs leading to treatment discontinuation had high body weight. Several approved ADCs have demonstrated comparable associations among patient body weight, systematic drug exposure, and tolerability profiles. Many of these ADCs, such as Padcev, Adcetris, and Elahere, have addressed such observations through dosing modifications that resulted in an improved tolerability profile while sustaining efficacy, including through capping the maximum allowable dose or employing AIBW dosing. We are actively evaluating both of these approaches to optimize MICVO’s benefit-risk profile.

MICVO Combination Therapy

In November 2024, we announced a Clinical Trial Collaboration and Supply Agreement with Merck & Co, Inc. or Merck (known as MSD outside of the United States and Canada), for a Pyxis Oncology-sponsored study of MICVO in combination with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab). In January 2025, we initiated the Phase 1/2 combination study with KEYTRUDA®, PYX-201-102, and are actively enrolling and dosing patients in this study. PYX-201-102 is a Phase 1/2 open label, global, multicenter dose escalation and dose expansion study designed to evaluate the safety, tolerability, pharmacokinetics (PK), pharmacodynamics (PD) and preliminary efficacy of MICVO in combination with pembrolizumab in patients with advanced solid tumors. Patients with histologically or cytologically confirmed advanced solid tumors, including 1L R/M HNSCC, 2L+ R/M HNSCC, cervical cancer, gastric cancer, HR+/HER2- breast cancer, and locally advanced or metastatic triple-negative breast cancer (TNBC), are eligible to enroll.

PYX-201-102 Phase 1/2 Preliminary Combination Data in R/M HNSCC

In December 2025, we reported positive preliminary data from this study, evaluating MICVO at 3.6 mg/kg and 4.4 mg/kg IV Q3W, each administered in combination with a fixed 200 mg dose of pembrolizumab Q3W, in patients with 1L/2L+ R/M HNSCC. As of the data cut-off date of November 3, 2025, seven patients had been treated, including four patients at 3.6 mg/kg and three patients at 4.4 mg/kg of MICVO, each in combination with pembrolizumab. All treated patients had received prior systemic therapy, including four patients with 1L R/M HNSCC (median of one prior systemic therapy administered in the neoadjuvant or adjuvant setting) and three patients with 2L+ R/M HNSCC (median of three prior lines of therapy, some of which were administered prior to the R/M setting). Among the seven efficacy-evaluable patients, the confirmed ORR was 71% (5/7, one patient confirmed response after November 3, 2025 data cut-off) and the DCR was 100% (7/7), with all seven patients demonstrating meaningful tumor regression. Responses were observed across a range of PD-L1 combined positive scores (CPS), from CPS≥1 to CPS>20, and included responses in patients who had previously received checkpoint inhibitor treatment and had experienced disease progression while receiving checkpoint inhibitor treatment. Preliminary safety data indicated that MICVO in combination with pembrolizumab was generally well tolerated, with no Grade 3 or Grade 4 ADC payload TRAEs of interest and no Grade 5 events reported. TRAEs were reported in 86% (6/7) of patients. No TRAEs led to treatment discontinuation, and, as of the data cut-off date, no overlapping toxicities between MICVO and pembrolizumab (KEYTRUDA®) had been observed.

We believe the totality of our preliminary data supports continued clinical development of both MICVO monotherapy expansion and combination therapy trials.

Our Clinical Pipeline

The following table summarizes our clinical pipeline:

MICVO Monotherapy Pipeline

The dose expansion phase of our PYX-201-101 monotherapy study is ongoing with the objective of further evaluating the preliminary safety, efficacy and durability signals observed with MICVO in R/M HNSCC at the 5.4mg/kg dose. We completed target enrollment of approximately 40 patients in the Phase 1 monotherapy dose expansion study of MICVO in 2L+ R/M HNSCC in the first quarter of 2026 and are actively treating patients in two monotherapy R/M HNSCC cohorts at the 5.4 mg/kg IV Q3W dose. The dose expansion phase includes the following R/M HNSCC cohorts across sites in the United States (US), European Union (EU) and other countries:

•
MICVO monotherapy for 2L and 3L R/M HNSCC patients who have received prior platinum-based chemotherapy and prior PD-(L)1 inhibitor therapy. We expect to enroll approximately 20 patients in this expansion cohort at the 5.4 mg/kg IV Q3W dose and anticipate reporting updated clinical data from this cohort in mid-2026; and
•
MICVO monotherapy for 2L and 3L R/M HNSCC patients who have received prior epidermal growth factor receptor (EGFR) directed therapy and prior PD-(L)1 inhibitor therapy. We expect to enroll approximately 20 patients in this expansion cohort at the 5.4 mg/kg IV Q3W dose and anticipate reporting updated clinical data from this cohort in mid-2026.

MICVO Phase 1 monotherapy data in 2L+ R/M HNSCC expected in mid-year 2026 will include patients dosed at 5.4 mg/kg IV Q3W with a dose cap for patients with higher body weight, as well as patients previously dosed at 5.4 mg/kg IV Q3W based on total body weight. The results are expected to include detailed analyses of the effect of the modified weight-based dosing strategy on safety and efficacy. AIBW dosing, which has demonstrated improved tolerability without apparent loss of activity in clinical studies of other antibody-drug conjugates, is being implemented in ongoing clinical studies as well.

During the fourth quarter of 2025, we obtained feedback and alignment from the U.S. Food and Drug Administration (FDA) regarding the clinical trial design for a planned pivotal monotherapy study in 2L+ R/M HNSCC.

MICVO Combination Therapy Pipeline

Our Phase 1/2 combination study with KEYTRUDA® (PYX-201-102) is ongoing and we are conducting the dose escalation phase of PYX-201-102 across multiple tumor types with the objective of identifying the Recommended Phase 2 Dose (RP2D) of MICVO in combination with pembrolizumab. We are currently enrolling and dosing patients across several dose levels between 3.6 mg/kg and 5.4 mg/kg of MICVO, in combination with pembrolizumab at the fixed dose of 200 mg IV Q3W, in order to accurately characterize the RP2D for MICVO in combination with pembrolizumab, subject to ongoing safety review, enrollment progress, and clinical data evaluation.

We expect to report updated data from the PYX-201-102 study in patients with 1L/2L+ R/M HNSCC in the second half of 2026.

Our Team

Pyxis Oncology was founded in 2018 and began operations in 2019 with a mission to address difficult-to-treat cancers. We have assembled a multidisciplinary team with experience across core oncology research and development functions and corporate and administrative operations. Collectively, our team brings experience spanning early- through late-stage development and, in certain cases, commercialization, across biotechnology and pharmaceutical organizations.

Our Strategy

Our goal is to improve the lives of patients with difficult-to-treat cancers. Key elements of our strategy include:

•
Building a leading ADC oncology company. We believe our team, with its deep oncology knowledge, functional biology expertise, ADC modality technical know-how and biologics development capabilities, positions us to build a leading ADC-focused oncology company.
•
Successfully developing our lead product candidate, MICVO, to address significant unmet need in R/M HNSCC. We are prioritizing development of our lead product candidate, MICVO, for R/M HNSCC, where we believe there is significant unmet need for durable therapeutic options. HNSCC is among the most common cancers, and it has been estimated that approximately one million new cases could occur worldwide annually by 2030. Our prioritization reflects, among other factors, the unmet need in this patient population and the preliminary activity observed to date in the PYX‑201‑101 monotherapy and PYX-201-102 combination program.
•
Selectively forging alliances to provide strategic or financial support to our lead MICVO program. We intend to seek strategic collaborations to facilitate the capital efficient development of our pipeline. We believe various potential alliance structures including collaborations, licenses and future agreements could potentially provide significant funding to advance our pipeline and could allow us to benefit from the additional resources, development and commercialization expertise of our collaborators.
•
Maximize value from our intellectual property and technology platforms. We continue to engage in discussions with potential partners regarding opportunities to monetize elements of our intellectual property portfolio, including certain programs that are not currently being actively resourced. We also seek to maximize the value of our biologics technology platforms, including our Flexible Antibody Conjugation Technology (FACT) platform for ADC development and our APXiMAB platform for antibody discovery and development.

Unmet Need in Head and Neck Cancer and Treatment Paradigm

Head and Neck Cancer (HNC) is the seventh most common cancer in the world (Source: NIH), with 940,000 new cases and 480,000 deaths from HNC per 2022 GLOBOCAN estimates. GLOBOCAN is a cancer surveillance branch of the World Health Organization’s International Agency for Research on Cancer (Source: https://pmc.ncbi.nlm.nih.gov/articles/PMC12507627/). Squamous Cell Carcinoma presents as the most common HNC subtype and is derived from the mucosal lining of the oral cavity, oropharynx, hypopharynx and larynx. It is estimated that by 2030 there will be approximately one million new cases of HNSCC worldwide annually per 2022 GLOBOCAN estimates. HNC accounts for approximately 4.5% of cancer diagnoses and deaths globally with over 90% of cases presenting with squamous cell origin.

HNSCC commonly originates in the mouth and throat, from the mucosa of the oral cavity, oropharynx, hypopharynx and larynx. There are approximately 60,000 cases of HNSCC each year in the U.S. with a 13% 5-year survival rate in the R/M (Stage IVC) setting. 15% of HNSCC patients are diagnosed with de novo metastatic disease and almost 50% of locally advanced cases will suffer a recurrence post initial treatment and/or become metastatic. There are approximately 31,000 cases of R/M HNSCC each year in the U.S. with ~67% (~21,000) of patients progressing from 1L to 2L and facing a sharp decline in survival. The median Overall Survival (OS) for patients with 1L R/M HNSCC ranges from 9 months (HPV unrelated) to about 14 months (HPV+). The overall incidence of HNSCC is expected to rise with a predicted 30% increase annually by 2030. The increase has been associated with multiple factors, including but not limited to tobacco use, alcohol consumption, a rise in HPV infections and other environmental catalysts. Approximately 80% of patients in the U.S. with R/M HNSCC are HPV unrelated. Globally, these numbers vary with higher rates of HPV+ cancers in countries such as New Zealand and parts of Northern Europe. The vast majority of HPV+ HNSCC cases are detected in the oropharyngeal cavity versus other locations (oral cavity, pharynx, larynx etc.) with approximately 5,500 cases of virally driven tumors diagnosed in the U.S. each year. Furthermore, HPV+ HNSCC is also on the rise in the U.S. with a greater number of oropharyngeal cancer cases diagnosed every year, suggesting potential shifts in how patients will be diagnosed and treated based on possible HPV segmentation.

Current Treatment Paradigm of R/M HNSCC

The standard of care (SOC) first line therapy for R/M HNSCC globally is determined by the Combined Positive Score (CPS) which corresponds to the number of PD-L1 positive cells in relation to the total number of viable tumor cells. Patients with high CPS scores tend to respond better to PD-(L)1 checkpoint inhibitors, as observed across multiple tumor types. In R/M HNSCC, pembrolizumab monotherapy (was previously approved for CPS≥20) is recommended for patients with a CPS>1 post label expansion based on KEYNOTE-048 (KN_048) (~26,000 addressable patients). However, addition of platinum-based chemotherapy is strongly considered in these patients if they are symptomatic or present with aggressive disease. Pembrolizumab combined with platinum and 5-fluorouracil is recommended for patients with any PD-L1 status of CPS≥1 essentially providing a monotherapy or combo option to all patients considered PD-L1+ with different treatment options adopted by region worldwide. While approved, the chemo combination is not always reimbursed by the health authorities in certain parts of Europe but is the most commonly used regimen in the U.S. The addition of chemotherapy to pembrolizumab increases the response rate; however, it also significantly reduces the duration of response while increasing toxicity and leads to roughly equivalent median overall survival (OS) with both treatments. For patients with a CPS<1 and no PD-L1 expression, the typical standard of care is the EXTREME regimen (not in the U.S.), a combination of cetuximab and chemotherapy, which has low response rates and survival (10 months), as well as a difficult tolerability profile. The EXTREME regimen is more commonly used in Europe and other ex-US countries with less than 5% usage in the U.S. Patients with CPS<1 in the US receive a chemotherapy combination consisting of platinum (cisplatin or carboplatin) with 5-fluorouracil to lower toxicity associated with addition of cetuximab. While the 1L R/M HNSCC treatment paradigm is well defined, globally, limited options are available for patients that fail therapy and move into 2L and beyond. If patients are treated with immuno-oncology (IO) in 1L, they are not eligible for re-treatment and the only therapy approved is chemotherapy. Cetuximab (with or without chemo) does not have an approved FDA or EMA label post IO but is recommended by certain clinical practice and regulatory guidelines set forth by some countries including the NCCN in the US. Patients that are platinum refractory or not treated with IO in 1L are eligible for pembrolizumab or nivolumab monotherapy in 2L but progression free survival (mPFS) benefit remains modest at 2-3 months, highlighting need for a more efficacious option in these patients.

The Phase 3 KN-048 trial conducted by Merck investigated pembrolizumab as a monotherapy or in combination with chemotherapy, compared to cetuximab with chemotherapy in first line R/M HNSCC. The pembrolizumab monotherapy and pembrolizumab and chemotherapy combination response rates of 19% and 36%, respectively, were comparable to the 36% ORR for cetuximab and chemotherapy combination in patients with CPS>1. In these patients, pembrolizumab monotherapy and in combination with chemotherapy led to median OS of 12.3 and 13.0 months, respectively, compared to 10.7 months in the active control arm. While this represents a step forward, there remains significant unmet need in R/M HNSCC for more efficacious therapies that can extend survival, especially for chemotherapy-free alternatives with superior tolerability and also differentiated treatment modalities that can serve the emerging unmet need populations as the treatment paradigms may evolve. Patients that are not eligible for 1L pembrolizumab (CPS<1) represent ~3500 patients and lack efficacious treatment options that offer durable survival and quality of life. Furthermore, pembrolizumab was also recently approved in the adjuvant and neo-adjuvant setting allowing subsets of localize/locally advanced patients to benefit from IO in the peri-operative setting. Use of IO in earlier disease may impact use in the R/M setting which may result in additional shifts to the R/M HNSCC landscape.

HPV status also does not play a role in patient segmentation and treatment choices based on approved SOC but a shift may occur as emerging therapies may prove to be superior in one patient segment versus another. This could open up newer patient groups with unmet needs that may not be fulfilled by current or emerging therapies, particularly in the 2L+ setting given that HPV+ patients have historically shown poor response rates to EGFR therapies.

Emerging Treatment Landscape of R/M HNSCC

Currently, several companies are innovating next-generation EGFR assets and bi-specific antibodies to address the needs of HNSCC patients, including Genmab A/S (Genmab) via its acquisition of Merus N.V (Merus), Bicara Therapeutics Inc. (Bicara) and Johnson & Johnson (JNJ). Genmab, Bicara and JNJ have ongoing clinical trials evaluating antibodies targeting EGFR - petosemtamab, ficerafusp alfa (BCA101), and RYBREVANT FASPRO™ (amivantamab and hyaluronidase-lpuj), respectively, as a monotherapy or as a combination therapy with pembrolizumab for the treatment of R/M HNSCC solid tumors, with a focus on combination therapy for 1L. All assets have been granted breakthrough designation (BTD) by the U.S. Food and Drug Administration (FDA) in R/M HNSCC. Genmab has two Phase 3 clinical trials ongoing, 1L treatment of R/M PD-L1+ (CPS≥1) HNSCC in combination with pembrolizumab and 2L/3L R/M HNSCC monotherapy. Bicara has ongoing trials for the treatment of 1L R/M HNSCC, including a Phase 2/3 combination trial with pembrolizumab in HPV unrelated patients only (1L, CPS>1). JNJ also has ongoing trials for the treatment of 1L R/M HNSCC in HPV unrelated patients only. Aside from these next-generation EGFR assets, Corbus Pharmaceuticals has ongoing clinical trials evaluating a Nectin-4 targeting ADC, CRB-701, for the treatment of 2L+ R/M HNSCC with monotherapy and 1L R/M HNSCC in combination with pembrolizumab. Additionally, other agents like Nanobiotix’s radioenhancer, NBTRX3, are in clinical development and may be used earlier in the treatment sequence such as in localized or locally advanced settings. Other modalities including but not limited to T cell engagers may segment market further into HPV+ specific treatments along with other emerging segmentations that may trigger a change in clinical practice. These evolving shifts naturally result in the development of new patient populations (particularly in the R/M setting) that are left with limited treatments and generate a new unmet need. For example, the use of IO in the surgical setting may limit its use in the 1L segments while the use of next-generation of EGFRi in 1L may create a growing need for therapies post IO and EGFRi. Emerging therapies may be potentially limited to specific patient segments such as HPV+ or HPV unrelated patients or CPS>1 only. Furthermore, patients that fail existing and emerging therapies are more likely to have poor performance status, which will necessitate that the next tranche of treatment options be tolerable so patients can stay longer on the treatment and derive a survival benefit.

Our Solution: MICVO, a Novel ADC

MICVO is an investigational novel ADC that is designed to uniquely target the splice variant of fibronectin, EDB+FN, a non-cellular structural component of the ECM in the TME. The TME is a complex ecosystem consisting of cancer cells, stroma, immune cells, blood vessels and secreted factors like cytokines. The tumor stroma consists of cancer-associated fibroblasts (CAFs) and ECM which is interspersed throughout the TME. The tumor ECM consists of many proteins like fibronectin and some, not all, fibronectin proteins in the tumor ECM are EDB+FN.

Fibronectin is a key component of healthy ECM and is involved in the regulation of cell adhesion, migration, differentiation and wound healing. In tumors, fibronectin strands within the ECM, along with other proteins and polysaccharides, form a complex scaffold that gives the tumor shape and play critical roles in the tumor ECM remodeling process to promote progression and metastasis. EDB+FN is an isoform of fibronectin present in tumors and negligibly expressed in normal adult tissues resulting from alternative splicing, a process that occurs when ribonucleic acid (RNA) is re-arranged to produce multiple variants of the same protein. EDB+FN facilitates cancer progression by playing multiple roles including promoting cell proliferation, adhesion, and migration, activating the integrin signaling pathway, stimulating angiogenesis and vascular remodeling, driving epithelial-mesenchymal transition (EMT), and establishing the pre-metastatic niche. The localization of EDB+FN in the tumor ECM is illustrated in Figure 1 below.

Figure 1

The tumor ECM can form an effective barrier to entry of therapeutic agents such as some chemotherapies. Although the tumor ECM plays a significant role in the initiation, growth, survival, invasion and drug resistance of solid tumors, few therapeutics specifically target tumor-specific ECM proteins.

Our ADC, MICVO, consists of a fully human IgG1 monoclonal antibody that is site-specifically conjugated to a cleavable linker with an optimized auristatin (Aur0101) microtubule polymerization inhibitor payload. MICVO was developed using the Flexible Antibody Conjugation Technology (FACT) Platform, developed by Pfizer, to produce an ADC designed to be highly stable with a predictable and homogenous drug-to-antibody ratio (DAR) of four. The complementarity determining regions of the EDB+FN antibody used in MICVO, which is the part of the antibody responsible for binding to EDB+FN, is well characterized and has been tested clinically in the form of a radiolabel-conjugated antibody for tumor imaging demonstrating a high degree of tumor-directed specificity. Unlike conventional ADCs which bind to an antigen on the surface of a cancer cell, MICVO is designed to bind to EDB+FN in the tumor ECM, where extracellular proteases under acidic conditions cleave the linker to release the Aur0101 payload. The payload diffuses through the membrane of cancer cells to kill them directly, which is the first component of MICVO’s three-pronged MOA. The dying cancer cells release the payload which diffuses into nearby cancer cells and kills them via the bystander effect, representing the second component of MICVO’s MOA. The dying cancer cells also release neoantigens which trigger immunogenic cell death (ICD), the final component of its MOA. Together with its purpose-built design and postulated three pronged MOA, MICVO has the potential for improved stability and anti-tumor activity compared to conventional ADCs. The MOA for MICVO is illustrated in Figure 2 below.

Figure 2

MICVO Delivers Potent Anti-Tumor Activity Through a Three-Pronged MOA

Non-cellular approach remodeling the tumor ECM could address a primary cause of drug resistance

1 Payload diffuses into & kills tumors cells

MICVO designed to bind to EDB and releases payload within tumor ECM

2 Additional bystander killing

Tumor cell dies, releasing payload for additional cycles of tumor cell killing

3 Immunogenic cell death

Neoantigen
Dead Cell

Tumor death and exogenous antibody fragments lead to T-cell activation

PAYLOAD DRIVEN (1–2)

IMMUNE DRIVEN (3)

KEY
- $CD8^{+}$ lymphocyte
- Proteases (e.g., cathepsin)
- Cleaved & active payload (auristatin)
- $EDB^{+}FN$
- Dendritic cell
- MICVO
- Tumor cell
- Matrix

EDB+FN is highly expressed in a variety of cancers, including, but not limited to, cancers of the head and neck, breast, lung, ovary, pancreas, and thyroid as compared to a matched set of normal tissues. EDB+FN expression is detectable as early as stage 1 of cancer progression and increases in more advanced stages. Furthermore, EDB+FN expression is maintained in distant metastasis in human cancer. The broad expression of EDB+FN protein in the ECM of the tumor of many cancer types as compared to negligible expression in normal adult tissues is shown in Figure 3 below.

Figure 3

EDB+FN protein shows differential expression between tumor and normal samples, with negligible expression in normal tissues

Thyroid
Head & Neck
TNBC
HR+BC
Liver
Sarcoma
Pancreas
Lung
Ovary
EDB+FN Expression
300
200
100
0
Tumor
Normal

Source: Pyxis Oncology nonclinical data

We believe EDB+FN is a compelling target for cancer therapeutics as the physiological expression of EDB+FN is very low in healthy adult tissues, yet it is found to be highly expressed in a variety of solid tumors. By targeting EDB+FN in the tumor ECM, our goal is to deliver a cytotoxic payload directly to the tumor and be released extracellularly within the acidic tumor ECM to permeate the tumor, diffuse into and kill cancer cells and stimulate an immune response to further enhance cancer cell killing, all without requiring the ADC itself to reach the cancer cell and be internalized. Additionally, MICVO may also remodel the TME to destabilize the barrier that protects, feeds and provides structure to the tumor while sparing healthy cells.

MICVO is designed to exhibit anti-tumor activity through three distinct modes of action:

•
Direct cancer cell killing activity: MICVO targets EDB+FN within the tumor ECM where active extracellular proteases in an acidic microenvironment cleave the linker and release the cytotoxic chemotherapy payload which then diffuses into and kills the cancer cells.
•
Additional bystander killing: Dying cancers cells release the free payload which then diffuses into and kills nearby cancer cells via the bystander effect.
•
Immunogenic cell death: Lastly, dying cancer cells release neoantigens which stimulate immune cell activation and induce immunogenic cell death.

Preclinical Data

In April 2025, we presented preclinical data at the 2025 American Association for Cancer Research (AACR) Annual Meeting in Chicago, Illinois. We observed broad anti-tumor activity for MICVO across ten solid tumor indications in PDX models. Tumor responsiveness to the optimized cytotoxic Auristatin0101 payload did not correlate with EDB+FN target expression but did associate with gene expression signatures indicative of proteolytic activity for MICVO linker cleavage. The preclinical data are summarized below and shown in Figure 4:

•
45% of models demonstrated strong to very strong tumor growth inhibition (TGI%) activity (70%<TGI<90% or TGI>90% respectively), with only 25% of models showing no response (TGI<25%).
•
PDX models with very strong activity (TGI>90%) were found across nine out of ten solid tumor indications.
•
Complete responses to MICVO (tumor volume reached 0mm3 for at least two consecutive measurements) were found across several tumor indications, consistent with previous analysis.
•
MICVO was observed to be well-tolerated (3mg/kg, Q4Dx4).

Figure 4

We also performed differential gene expression analysis, which enabled us to identify gene signatures linked to anti-tumor activity consistent with our extracellular linker cleavage ADC hypothesis. We observed that enzyme and tumor stroma gene signatures were the gene sets with the greatest number of differentially expressed genes. Further, the preclinical data showed upregulation of certain proteases that may contribute to increased linker cleavage and subsequent increased anti-tumor activity for MICVO, supporting our extracellular linker cleavage hypothesis.

We also conducted preclinical studies combining a mouse analog of MICVO with anti-PD-1 therapy in a syngeneic mouse model of triple negative breast cancer (EMT6) known to be sensitive to PD-1 blockade. The combination of a mouse analog of MICVO with anti-PD-1 therapy inhibited EMT6 tumor growth and improved survival compared to either treatment alone, suggesting potential benefit for combination therapy to deepen anti-tumor responses in solid tumors. The preclinical studies combining a mouse analog of MICVO with anti-PD-1 therapy are summarized below:

•
Monotherapy of mouse analog of MICVO inhibited dose-dependent tumor outgrowth of EDB+FN expressing EMT6 tumors and was well-tolerated at 6 mg/kg.
•
The mouse analog of MICVO boosted the immune response by activating dendritic cells and increasing CD45+ immune cell infiltration, including PD-1+ T cells, into tumors, transforming EMT6 tumors into immune-infiltrated, "hot" tumors.
•
Significant TGI observed with mouse analog of MICVO (TGI=94%) and anti-PD-1 therapy (TGI=54%) as monotherapies.
•
The combination of the mouse analog of MICVO and anti-PD-1 therapy resulted in TGI of 91% and complete response was seen in 9/15 animals – greater tumor regression and clearance than either treatment alone.
•
Mouse analog of MICVO in combination with anti-PD-1 therapy induced lasting immunological memory, enhancing tumor clearance and protecting against tumor recurrence in rechallenged mice.

The preclinical data indicated MICVO alone may be eliciting immune responses in immune excluded/immunologically cold tumors, as observed with the infiltration of T cells into the tumor, representing potential for MICVO to drive immunogenic cell death (ICD). Together, these preclinical data further support the three-pronged mechanism of action of MICVO driving anti-tumor activity via direct tumor killing, bystander effect and ICD.

Recent Translational Data

In October 2025, we presented translational data at the European Society of Medical Oncology (ESMO) Congress 2025 in Berlin, Germany and at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in Boston, Massachusetts. Data presented build on preclinical data previously presented in April 2025 at AACR Annual Meeting in Chicago.

The poster presentations at the ESMO and AACR-NCI-EORTC meetings provide deeper insights into the pharmacodynamic responses of tumors to MICVO as well as MICVO’s unique mechanism of action and its potential to exert anti-tumor activity through three mechanisms: direct cancer cell killing, bystander killing and ICD. These translational findings highlight MICVO’s effects on TME remodeling, immune activation and tumor infiltration, further reinforcing the potential benefit of MICVO as both monotherapy and in combination with anti-PD-1 therapy.

Additional data supporting MICVO’s MOA indicate this ADC binds very specifically to EDB+FN in the TME, an important trait for the non-cellular tumor ECM targeting MOA, locally delivering the ADC close to the malignant cells for cancer cell killing after extracellular linker cleavage. Data also indicate MICVO binds strongly to EDB+FN, which enables the ADC to stay anchored in the TME longer allowing more time for extracellular linker cleavage by proteases. In vitro data presented indicate MICVO’s linker can be cleaved extracellularly via specific cathepsins and pH conditions that exist in the TME, which allows the payload to be released extracellularly to then diffuse into cancer cells.

Multiple posters supported MICVO’s ability to induce ICD and a mouse analog of MICVO (maMICVO) stimulated an immune response in tumors from a syngeneic triple negative breast cancer model (4T1) that had been refractory to anti-PD-1. Synergistic antitumor activity was observed in this anti-PD-1 refractory model when maMICVO was combined with anti-PD-1. The preclinical studies combining maMICVO with anti-PD-1 therapy in the 4T1 model are summarized below:

•
Mouse anti-PD-1 alone had no effect on tumor growth, consistent with published studies.
•
maMICVO alone inhibited 4T1 tumor growth.
•
Synergistic anti-tumor activity was observed when both treatments were combined.
•
maMICVO induced the infiltration of progenitor exhausted T cells (Tpex) into 4T1 tumors.

Observations of translational data from clinical samples include changes in circulating tumor DNA (ctDNA) tumor fraction (TF) after treatment with MICVO to the vast majority of 37 clinical samples tested from the monotherapy dose escalation study. Notably, reduction in ctDNA TF after treatment with MICVO, particularly in HNSCC and at the 5.4 mg/kg dose, supported a positive molecular response to MICVO and strengthened rationale for continued development of this tumor type and dose in the monotherapy dose expansion study. Analysis of baseline tumor tissues from participants in the monotherapy dose escalation trial showed EDB+FN protein level did not directly correlate with sensitivity to MICVO, which was consistent the preclinical PDX study. However, features observed in nonclinical samples of the stromal architecture detected using digital pathology may correlate with sensitivity to MICVO, a finding that may be unique compared to tumor cell surface targeting ADCs, due to MICVO’s targeting of a non-cellular structural component of the tumor ECM. Preliminary analysis of clinical tumor biopsy samples revealed that MICVO remodeled the TME as well as induced an immune response, consistent with observations in tumors from the preclinical syngeneic EMT6 mouse model. The findings observed from the clinical biopsy studies are summarized below:

•
Histological evaluation of a limited set of matched pair biopsies from participants treated with MICVO demonstrated pharmacodynamic effects on both cancer cells and stromal remodeling across clinical responses, reflective of the mechanism of action of this novel non-cellular targeting ADC.
•
MICVO reduced cellular density in both tumor epithelium and stroma compartments after two cycles of treatment but did not deplete EDB+FN expression in the cancer stroma, maintaining target expression.
•
Pharmacodynamic effects of MICVO on stroma included increased FN fluorescence intensity and changes in stromal cell composition, reflective of stromal remodeling.
•
MICVO increased the density of non-immunosuppressive T-cells in the tumor parenchyma, with increased infiltration associated with better clinical response (see example in Figure 5 below).
•
Greater MICVO-induced T-cell infiltration was correlated with longer time on study.
•
MICVO increased immune gene expression signatures within tumors.

Figure 5

Figure 5 shows a representative image of multiplex immunofluorescence CD3 density maps on a matched baseline and on-treatment tumor biopsy pair from a MICVO monotherapy trial participant with ovarian cancer showing increased density of CD3 cells in the tumor after treatment with MICVO.

Taken together, we believe that MICVO may generate a multi-pronged attack on difficult-to-treat cancers by specifically targeting the ADC to the tumor ECM where the extracellularly released cytotoxic payload can permeate the tumor and directly kill cancer cells, impact ECM remodeling and mobilize an anti-tumor immune response (as illustrated in Figure 2 above). Further, we believe that the non-cellular approach targeting the tumor ECM may potentially avoid the primary cause of drug resistance identified for therapeutics targeting cell surface receptors. Downregulated expression of therapeutic targets on cancer cells such as HER2 and EGFR has been demonstrated to be a resistance mechanism for therapies targeting these cell-surface proteins. Given the non-cellular expression profile of EDB+FN, we believe this resistance mechanism does not apply to MICVO and is supported by the observed maintenance of target expression in on-treatment biopsies evaluated thus far.

Upcoming Translational Data

In March 2026, we announced the publication of an abstract at the 2026 AACR Annual Meeting describing the anti-tumor activity of a murine analog of MICVO (maMICVO) in the poorly immunogenic and immunotherapy-refractory mouse oral carcinoma 2 (MOC2) syngeneic HNSCC model. The abstract also reported that image analysis suggested modulation of the tumor immune microenvironment following maMICVO treatment, which provided a scientific rationale for evaluating maMICVO in combination with anti-PD-1 in this refractory model. We expect to present this preclinical data at the AACR Annual Meeting in San Diego, CA, in April 2026.

Clinical Development of MICVO

PYX-201-101 Monotherapy Phase 1 Trial of MICVO

We are conducting a multi-part Phase 1 trial of MICVO, referred to as PYX-201-101, which initiated patient dosing in March 2023. The study is evaluating MICVO as a monotherapy in patients with advanced solid tumors known to express EDB+FN. PYX-201-101 (Part 1) is an open-label, multicenter, dose-escalation Phase 1 trial designed to assess the safety and tolerability of MICVO, characterize its PK and PD profile, evaluate preliminary anti-tumor activity, and identify recommended dose levels for further clinical development. Eligible patients include those with relapsed or refractory advanced solid tumors, including patients with R/M HNSCC, hepatocellular carcinoma (HCC), hormone receptor-positive/human epidermal growth factor receptor 2-negative (HR+/HER2-) breast cancer, locally advanced or metastatic non-small cell lung cancer (NSCLC), ovarian cancer, pancreatic ductal adenocarcinoma (PDAC), renal cell carcinoma (RCC), sarcoma, thyroid cancer, and TNBC. Information regarding this clinical trial is available at ClinicalTrials.gov under identifier NCT05720117.

PYX-201-101 Phase 1 Dose Escalation (Part 1) Preliminary Clinical Data

In November 2024, we reported positive preliminary data from Part 1 of our Phase 1 dose escalation study of PYX-201-101. A total of 80 patients were enrolled and treated with MICVO in the Part 1 dose-escalation portion of the study, as of the data cut-off of October 4, 2024, at dose levels ranging from 0.3 mg/kg to 8.0 mg/kg IV Q3W across multiple advanced solid tumor types. We identified a therapeutically active dose response range of 3.6 mg/kg – 5.4 mg/kg IV Q3W where we observed clinical benefit and a manageable safety profile. The dose-escalation schema and the number of patients treated at each dose level from trial initiation in March 2023 through the October 4, 2024 data cut-off are summarized in Figure 6 below.

Figure 6

The preliminary efficacy analysis dataset included 65 patients, of whom 44 patients were treated within the dose range of 3.6 mg/kg to 5.4 mg/kg IV Q3W. As illustrated in Figure 7 below, tumor regression from baseline was observed across all nine tumor types evaluated in the study. Reductions in target lesion measurements were observed in multiple tumor types, with more pronounced responses noted in six tumor types of interest: including R/M HNSCC, HR+/HER2- breast cancer, NSCLC, ovarian, sarcoma and TNBC, at the therapeutically active dose response range of 3.6 mg/kg – 5.4 mg/kg IV Q3W.

Figure 7

Pronounced Responses Observed in Six Tumor Types In Phase 1 Dose Escalation

Strongest tumor regression observed in R/M HNSCC patients

Summary of all responses (N=65)[1]

PDAC
PD PD PD PD PD SD PD SD SD SD PD PD SD SD SD PR
Thyroid Cancer
PD PD SD
NSCLC
PD PD SD PD PD SD SD PD SD PR PR
Sarcoma
PD PD SD SD SD SD SD SD SD *PR *PR
Ovarian Cancer
PD SD SD PR ##PR
TNBC
PD PD PD SD SD SD SD
HR+ BC
SD PR PR
HNSCC2
SD SD SD SD SD #PR *PR *CR
HCC
SD
Best % change from baseline
100
75
50
25
0
-25
-50
-75
-100
PD
PR
CR
Dose level1
0.3 mg/kg
0.6 mg/kg
1.2 mg/kg
2.4 mg/kg
3.6 mg/kg
4.4 mg/kg
5.4 mg/kg
6.6 mg/kg
8 mg/kg

***Confirmed Response as of Oct 4, 2024 data cutoff; #Confirmed Response after Oct 4, 2024 data cutoff (-47% tumor regression); ##Confirmed Response after Oct 4, 2024 data cutoff (-73% tumor regression)**

Note: Efficacy population defined by dose received; dose level for patients who escalated or de-escalated = starting dose

1. N=65; 3 patients dosed after 10/4/24 data cutoff and do not yet have scans; 12 patients of the 77 patients included in the safety dataset are not included in the waterfall for the following reasons - > 3 patients scanned after 10/4/24 data cutoff, 1 patient's scan was delayed beyond protocol allowable timeframe, 3 patients discontinued prior to 1st scan due to non-TRAEs, 1 patient withdrew from the study prior to 1st scan and 4 patients discontinued due to Progressive Disease.; 2. Does not include patient dosed at 5.4 mg/kg who received scan on Day 97 after receiving 1 dose and whose scan was disallowed per protocol due to excessive time between dosing and scan

The R/M HNSCC patients demonstrated the strongest tumor regression response in the dataset. Among the six efficacy-evaluable, heavily pre-treated patients with R/M HNSCC, at the therapeutically active dose response range of 3.6 mg/kg – 5.4 mg/kg IV Q3W, the confirmed ORR was 50% (3/6) as assessed per RECIST v1.1, including one confirmed CR and two confirmed PRs with a DCR of 100%. The R/M HNSCC patients had received a median of four prior lines of systemic therapy in the advanced disease setting. Additionally, clinical activity was observed in patients with either HPV+ or HPV unrelated tumors as illustrated in Figure 8 below.

Figure 8

Strong Monotherapy Signal in Heavily Pre-treated R/M HNSCC Patients During Phase 1 Part 1 Dose Escalation

Feb 2025 Part 1 Dose Escalation Update: R/M HNSCC[1]

Dose level
3.6 mg/kg
5.4 mg/kg
75
50
25
0
-25
-50
-75
-100
PD
PR
CR
SD
SD
SD
#
PR
##
PR
CR
HPV Status
HPV UR
HPV UR
HPV+
HPV UR
HPV+
HPV+

Part 1 Dose Escalation R/M HNSCC Summary

Multiple doses explored in R/M HNSCC during dose escalation

Responses observed at **3.6 mg/kg and 5.4 mg/kg**

50% Confirmed ORR[1], 100% Disease Control Rate at 3.6 and 5.4 mg/kg

5.4 mg/kg presented an optimal benefit-risk profile and was selected for dose expansion

1. Does not include patient dosed at 5.4 mg/kg who received scan on Day 97 after receiving 1 dose and whose scan was disallowed per protocol due to excessive time between dosing and scan; 2 2 non-evaluable (dose level not cleared) patients dosed at 6.6 mg/kg; # Confirmed Response by RECIST 1.1 after Oct 4, 2024 data cutoff (-47% tumor regression); ## Week 57 Confirmed PR by RECIST 1.1 at Feb 24, 2025 data extraction (-89% tumor regression); 3. HPV UR= HPV status unrelated

PYX-201-101 Phase 1 Dose Expansion (Part 2) Monotherapy Study

In January 2025, we initiated the dose expansion portion (Part 2) of the Phase 1 PYX-201-101 monotherapy study (NCT05720117). Part 2 is designed to further evaluate MICVO as a monotherapy at a dose of 5.4 mg/kg IV Q3W and to assess preliminary efficacy in R/M HNSCC. Based on observations from the dose-escalation study, 5.4 mg/kg IV Q3W presented an optimal benefit-risk profile within the efficacious dose range and was selected for dose expansion. Subsequent translational data indicated reduction in ctDNA TF after treatment with MICVO, particularly at the 5.4 mg/kg dose, supported a positive molecular response to MICVO, providing further validation of the dose selection strategy for dose expansion. In February 2025, the FDA granted Fast Track designation to MICVO for the monotherapy treatment of adult patients with R/M HNSCC whose disease has progressed following treatment with platinum-based chemotherapy and an anti-PD-(L)1 antibody. Fast Track designation is intended to facilitate the development and expedite the review of drugs that treat serious conditions and fill an unmet medical need.

We completed target enrollment of approximately 40 patients in the Phase 1 monotherapy dose expansion study of MICVO in 2L+ R/M HNSCC in the first quarter of 2026 and are actively treating patients in two monotherapy R/M HNSCC cohorts at the 5.4 mg/kg IV Q3W dose. The dose expansion phase includes the following R/M HNSCC cohorts across sites in the United States (US), European Union (EU) and other countries:

•
Arm 1: MICVO monotherapy for 2L and 3L R/M HNSCC patients who have received prior platinum-based chemotherapy and prior PD-(L)1 inhibitor therapy. We expect to enroll approximately 20 patients in this expansion cohort at the 5.4 mg/kg IV Q3W dose; and
•
Arm 2: MICVO monotherapy for 2L and 3L R/M HNSCC patients who have received prior epidermal growth factor receptor (EGFR) directed therapy and prior PD-(L)1 inhibitor therapy. We expect to enroll approximately 20 patients in this expansion cohort at the 5.4 mg/kg IV Q3W dose.

The clinical trial design of MICVO monotherapy in R/M HNSCC is summarized in Figure 9 below.

Figure 9

PYX-201-101 Phase 1 Dose Expansion Monotherapy Study (Part 2) Preliminary Clinical Data

In December 2025, we reported positive preliminary data from our ongoing Phase 1 monotherapy study evaluating MICVO in patients with 2L+ R/M HNSCC, based on a data cut-off date of November 3, 2025, which included all R/M HNSCC patients dosed at 5.4 mg/kg in Part 1 and in Part 2. As of the data cut-off date, 18 patients had been treated at the 5.4 mg/kg IV Q3W dose level, and 13 patients were efficacy-evaluable. All treated patients had received prior systemic therapy, including platinum-based chemotherapy, checkpoint inhibitor therapy, taxanes, and EGFR-targeted therapies. Patients had received a median of three prior lines of systemic therapy in the advanced disease setting. Patient demographics and the prior treatment characteristics of treated patients are illustrated in Figure 10 below.

Figure 10

Preliminary Efficacy

The preliminary efficacy analysis dataset consisted of 13 efficacy-evaluable Part 1 and Part 2 patients with R/M HNSCC treated at 5.4 mg/kg IV Q3W. Figures 11 and 12 below present waterfall plots depicting the percentage change in target lesion size from baseline for individual patients, including stratification by expansion cohort (Arm 1 and Arm 2) and HPV status. Among the 13 efficacy-evaluable patients with R/M HNSCC treated at 5.4 mg/kg IV Q3W, the confirmed ORR was 46% (6/13) (one patient confirmed response after November 3, 2025 data cut-off), as assessed per RECIST v1.1, including one confirmed complete response. Confirmed responses were observed in both dose-expansion cohorts and in patients regardless of HPV status. The preliminary data also showed a DCR of 92% (12/13). One out of the 13 efficacy-evaluable patients experienced progressive disease. This patient had a verrucous subtype of HNSCC, a histologic variant that is generally managed with surgery and may demonstrate limited responsiveness to systemic therapy.

Figure 11

MICVO Monotherapy Demonstrated Clear Activity at 5.4 mg/kg with Deep Responses and Exceptional Disease Control

Data as of Nov 3, 2025

Best % Change From Baseline
100
80
60
40
20
0
-20
-40
-60
-80
-100
***
Confirmed ORR=
46% (6/13)[1]
DCR=
92% (12/13)
Legend
Patient ongoing
Confirmed PR – scan after Nov 3, 2025
PD
PR
CR

Study*	Arm 2	Esc	Arm 1	Arm 2	Arm 2	Esc	Arm 1	Esc	Arm 1	Arm 1	Arm 1	Arm 2	Esc
HPV Status	HPV unrelated**	HPV unrelated	HPV unrelated	HPV unrelated	HPV unrelated	HPV+	HPV unrelated	HPV unrelated	HPV+	HPV unrelated	HPV+	HPV unrelated	HPV+
Baseline Tumor (mm)	41	88	28	149	33	42	35	43	113	133	90	28	16
#Prior tx	5	4	4	2	3	6	2	4	3	2	1	3	1

***Arm 1: Post Platinum & anti-PD(L)-1; Arm 2: Post EGFRi & anti-PD(L)-1; Esc: Dose Escalation;**

***Patient with loco-regional recurrence, verrucous subtype of HNSCC in oral cavity; progressive disease to prior therapies; this subtype is often resistant to chemotherapy

1. Efficacy evaluable (N=13) does not include N=1 dose escalation patient dosed at 5.4 mg/kg who received scan on Day 97 after receiving 1 dose and whose scan was disallowed per protocol due to excessive time between dosing and scan and N=4 patients in dose expansion that have not received 1st scan and are ongoing; 6th Confirmed PR after data cutoff

Figure 12

MICVO Monotherapy at 5.4 mg/kg Demonstrated Rapid Onset of Response and Disease Control with Emerging Durability Still Maturing

Data as of Nov 3, 2025

Days since first dose
HPV
Study
+ Esc
UR Arm 2
+ Esc
UR Esc
UR Arm 2
UR Arm 1
UR Esc
+ Arm 1
+ Arm 1
UR Arm 1
UR Arm 2
UR Arm 2
UR Arm 2
UR Arm 1
+ Arm 1
+ Arm 1
+ Arm 2
PR
PD
CR
SD
Patient Ongoing Treatment
0
50
100
150
200
250

Arm 1: Post Platinum & anti-PD(L)-1; Arm 2: Post EGFRi & anti-PD(L)-1; Esc: Dose Escalation
+ = Oropharyngeal HPV+; UR =HPV unrelated
All patients received prior platinum and prior IO therapy
◊ PR confirmed with -68% tumor regression after Nov 3, 2025

Days since first dose
Change from baseline of target lesions (%)
100
80
60
40
20
0
-20
-40
-60
-80
-100
0
50
100
150
200
250
PR
PD
CR
SD
Patient Ongoing Treatment

◊ PR confirmed with -68% tumor regression after Nov 3, 2025

Efficacy evaluable (N=13) does not include N=1 dose escalation patient dosed at 5.4 mg/kg who received scan on Day 97 after receiving 1 dose and whose scan was disallowed per protocol due to excessive time between dosing and scan (patient not represented on either figure above) and N=4 patients in dose expansion that have not received 1st scan and are ongoing (patients represented on figure to left and not figure on right given lack of scan data

Safety and Tolerability

The preliminary safety data in Figure 13 summarizes key TRAEs observed as of the November 3, 2025 data cut-off date. Preliminary data indicated that MICVO was generally well tolerated. As of the data cut-off, 18 patients had been treated with MICVO at 5.4 mg/kg IV Q3W. TRAEs were reported in 89% (16/18) of patients. Grade 3 or higher TRAEs were reported in 56% (10/18) of patients. No Grade 4 ADC Payload treatment-related adverse events (TRAEs) of interest were observed, and no Grade 5 events occurred. TRAEs leading to treatment discontinuation occurred in 28% (5/18) of treated patients as of the November 3, 2025 data cut-off date.

Figure 13

Impact of Body Weight on MICVO Tolerability and Dosing Optimization Strategies

We observed a higher discontinuation rate and incidence of Grade ≥3 TRAEs at the 5.4 mg/kg dose level in high body weight patients (defined as at least 10% above AIBW). In the preliminary dataset, all patients (5/5) who experienced TRAEs leading to treatment discontinuation had high body weight, as shown in Figure 14. Several approved ADCs have demonstrated comparable associations among patient body weight, systematic drug exposure, and tolerability profiles.

Figure 14

Following the November 3, 2025, data cut-off date and based on an integrated assessment of safety, pharmacokinetic, and exposure-response data, we implemented modified dosing strategies for MICVO in the ongoing study with the goal of mitigating adverse events and improving tolerability in higher body weight patients while preserving clinical efficacy. These strategies include dose capping and AIBW-based dosing, both intended to reduce variability in systemic drug exposure among heavier patients. Such approaches are consistent with precedent established by approved ADCs.

For example, Padcev and Adcetris, which both have auristatin payloads similar to MICVO, incorporated dose caps for patients weighing more than 100 kg and have demonstrated improved tolerability while maintaining efficacy. Similarly, Elahere and Pfizer’s PDL1V ADC in clinical development, have implemented AIBW-based dosing to address tolerability findings in higher bodyweight patients.

We believe the higher frequency of TRAEs observed in higher bodyweight patients treated with ADCs is primarily attributable to the nonlinear relationship between body weight and drug clearance. Due to this nonlinearity, higher bodyweight patients may experience disproportionately greater systemic exposure, creating an opportunity to enhance the benefit–risk profile through dose reduction without materially compromising efficacy. Preliminary PK/PD modeling presented in Figure 15 below, indicate both dose capping and AIBW dosing for MICVO effectively mitigate exposure in heavier patients. We plan to present clinical data in 2026 that informs this hypothesis with the intention of optimizing MICVO’s benefit-risk profile.

Figure 15

MICVO Monotherapy Next Milestone

During the fourth quarter of 2025, we received feedback from the U.S. FDA regarding the clinical trial design for a planned pivotal monotherapy study in patients with 2L+ R/M HNSCC. Based on these interactions, we believe we have alignment with the FDA on key elements of the proposed study design.

Our Part 2 dose-expansion phase of the PYX-201-101 monotherapy study has completed target enrollment of approximately 40 patients in 2L+ R/M HNSCC in the first quarter of 2026. We are continuing patient follow-up, monitoring clinical outcomes, and conducting related study activities. Updated MICVO Phase 1 monotherapy data in 2L+ R/M HNSCC are expected in mid-year 2026 and will include patients dosed at 5.4 mg/kg IV Q3W with a dose cap for patients with higher body weight, as well as patients previously dosed at 5.4 mg/kg IV Q3W TBW. The results are expected to include detailed analyses of the effect of the modified weight-based dosing strategy on safety and efficacy. AIBW dosing, which has demonstrated improved tolerability without apparent loss of activity in clinical studies of other antibody-drug conjugates, is being implemented in ongoing clinical studies as well.

PYX-201-102 Combination Therapy Phase 1/2 Trial

In November 2024, we entered into a Clinical Trial Collaboration and Supply Agreement with Merck & Co., Inc. (“Merck”) (known as MSD outside of the United States and Canada), pursuant to which we are conducting a Pyxis Oncology-sponsored clinical study evaluating MICVO in combination with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab). Under the terms of the agreement, we are responsible for conducting and funding the study, and Merck is supplying pembrolizumab for use in the trial with no cost to us. The agreement does not provide Merck with any rights to MICVO outside of the collaboration study.

In January 2025, we initiated the Phase 1/2 combination study with KEYTRUDA®, PYX-201-102, and we are actively enrolling patients. PYX-201-102 is a Phase 1/2, open label, global, multicenter, dose-escalation and dose-expansion study to evaluate the safety, tolerability, PK, PD, and preliminary efficacy of MICVO in combination with pembrolizumab in patients with advanced solid tumors. Eligible patients include those with histologically or cytologically confirmed advanced solid tumors, including 1L R/M HNSCC, 2L+ R/M HNSCC, cervical cancer, gastric cancer, HR+/HER2- breast cancer, and locally advanced or metastatic TNBC. The Phase 1 portion of the trial consists of a dose-escalation phase designed to determine the recommended Phase 2 dose of MICVO in combination with pembrolizumab. The Phase 2 portion includes dose-expansion cohorts in selected tumor types to further evaluate safety and preliminary efficacy. Information regarding this study is available at ClinicalTrials.gov under identifier NCT06795412. The clinical trial design of the MICVO combination therapy in R/M HNSCC and other tumor types is summarized in Figure 16 below.

Figure 16

We are currently conducting the Part 1 dose-escalation portion of the PYX-201-102 Phase 1/2 study. Part 1 is designed to evaluate escalating dose levels of MICVO administered Q3W in combination with a fixed standard dose of pembrolizumab (200 mg IV Q3W). Three planned dose levels of MICVO are being evaluated in combination with pembrolizumab, ranging from 3.6 mg/kg to 5.4 mg/kg. The primary objective of the dose-escalation portion is to assess safety and tolerability and to identify the RP2D for further evaluation in the Phase 2 dose-expansion cohorts. Dose-escalation decisions are based on an evaluation of safety, dose-limiting toxicities, pharmacokinetics, and other clinical data.

The study initiated dose escalation at 3.6 mg/kg of MICVO administered in combination with pembrolizumab 200 mg IV Q3W. The DESC has reviewed available safety data and cleared escalation through the 3.6 mg/kg and 4.4 mg/kg MICVO dose levels, each administered in combination with the fixed 200 mg dose of pembrolizumab. We are currently enrolling and dosing patients across several dose levels between 3.6 and 5.4 mg/kg of MICVO, in combination with pembrolizumab at the fixed dose of 200 mg IV Q3W, in order to accurately characterize the RP2D for MICVO in combination with pembrolizumab, subject to ongoing safety review, enrollment progress, and clinical data evaluation.

PYX-201-102 Phase 1/2 Combination Therapy Preliminary Clinical Data

In December 2025, we reported positive preliminary data from our ongoing MICVO Phase 1/2 combination study, PYX-201-102, evaluating MICVO at doses of 3.6 mg/kg and 4.4 mg/kg, each administered IV Q3W in combination with a fixed 200 mg dose of pembrolizumab, in patients with 1L/2L+ R/M HNSCC. The data were based on a cut-off date of November 3, 2025. As of the data cut-off, seven patients had been treated in the dose-escalation portion of the study, including four patients treated at 3.6 mg/kg and three patients treated at 4.4 mg/kg of MICVO, each in combination with pembrolizumab 200 mg IV Q3W.

All treated patients had received prior systemic therapy. The patient population included:

•
Four patients with 1L R/M HNSCC, with a median of one prior systemic therapy administered in the neoadjuvant or adjuvant setting and
•
Three patients with 2L+ R/M HNSCC, with a median of three prior lines of therapy, some of which were received prior to the R/M setting.

As shown in Figure 17 below, among the four patients with 1L R/M HNSCC, all had previously received platinum-based therapy administered with radiation in the adjuvant or definitive setting, and one patient had also received a prior taxane in the neoadjuvant setting. Among the three patients with 2L+ R/M HNSCC, all had previously received platinum-based therapy and prior checkpoint inhibitor therapy, and one patient had additionally received prior taxane therapy.

Figure 17

Preliminary Efficacy

Among the seven response-evaluable patients as of the November 3, 2025 data cut-off, the confirmed ORR was 71% (5/7, one patient confirmed response after November 3, 2025 data cut-off) per RECIST v1.1. Responses were observed across a range of PD-L1 CPS, including patients with CPS≥1 and patients with CPS>20. Responses were also observed in patients who had previously received checkpoint inhibitor therapy and experienced disease progression while receiving checkpoint inhibitor treatment. All seven efficacy-evaluable patients demonstrated tumor regression from baseline measurements. Figures 18 and 19 below present waterfall plots depicting the percentage change in target lesion size from baseline for individual patients, including subgroup stratification by line of therapy (1L or 2L+ R/M HNSCC) and CPS score.

Figure 18

Promising Preliminary Data with MICVO at 3.6 mg/kg and 4.4 mg/kg in Combination with KEYTRUDA®

Data as of Nov 3, 2025

Confirmed ORR= 71% (5/7)1
DCR= 100%
Dose
Dose Escalation; 3.6 mg/kg dose
Dose Escalation; 4.4 mg/kg dose
Patient ongoing
Confirmed PR after Nov 3, 2025
Best % Change from Baseline
100
80
60
40
20
0
-20
-40
-60
-80
-100
PD
PR
CR
CPS > 20
CPS = 10
CPS > 1
CPS > 20
CPS = 4
CPS = 1
CPS = 1
3L
1L
3L
1L
2L
1L
1L

Baseline tumor (mm)	33	21	16	33	18	52	27
Prior IO	✓		✓		✓		
Prior Platinum	✓	✓	✓	✓	✓	✓	✓
#Prior tx	3	1	5	1	2	1	1

All patients received prior platinum therapy, were HPV positive, with tumor located in Oropharynx; #Prior tx = Number of unique prior systemic therapies
KEYTRUDA® is a registered trademark of Merck Sharp & Dohme LLC, a subsidiary of Merck & Co., Inc., Rahway, NJ, USA; 1. 5th Confirmed PR after data cutoff

Figure 19

Safety and Tolerability

Figure 20 presents TRAEs reported as of the November 3, 2025 data cut-off date. Based on preliminary safety data from the seven patients treated in the dose-escalation cohorts evaluated at 3.6 mg/kg and 4.4 mg/kg of MICVO in combination with pembrolizumab, TRAEs were reported in 86% (6 of 7) of patients. No Grade 5 adverse events were reported. No Grade 3 or Grade 4 treatment-related adverse events associated with the ADC payload of MICVO were observed as of the data cut-off date. No TRAEs resulted in permanent treatment discontinuation. As of the data cut-off date, no overlapping toxicities between MICVO and pembrolizumab had been observed.

Figure 20

MICVO Combination Therapy Next Milestone

We are currently enrolling and dosing patients across several dose levels between 3.6 mg/kg and 5.4 mg/kg of MICVO, in combination with a fixed 200 mg IV Q3W, in order to accurately characterize the RP2D for MICVO in combination with pembrolizumab, subject to ongoing safety review, enrollment progress, and clinical data evaluation. We expect to report updated data from the PYX-201-102 study in patients with 1L/2L+ R/M HNSCC in the second half of 2026.

Assets and Programs Available for Partnership or Collaboration

In addition to MICVO, we have certain clinical programs, assets, and preclinical programs that are currently paused. While these programs and assets are paused, we are focusing our development efforts and resources towards the clinical development of MICVO. We are seeking partnership opportunities that maximize potential value of these programs for patients and for our shareholders.

PYX-106 is an investigational fully human IgG1 Siglec-15-targeting antibody designed to block Siglec-15 mediated suppression of T-cell proliferation and function. PYX-106 has high binding affinity to a unique epitope and high potency. By binding and blocking Siglec-15 activity on myeloid cells and tumors, our Siglec-15 targeting antibody is designed to enhance immune cell mediated tumor cell killing. We licensed worldwide rights other than in Greater China (mainland China, Hong Kong, Macau and Taiwan) to PYX-106 from Biosion. In December 2024, after analysis of the program, PYX-106 was deprioritized and resources were reallocated toward advancing MICVO. At the time of deprioritization, the Phase 1 study of PYX-106, called PYX-106-101, was not complete. PYX-106-101 enrolled 45 patients with advanced solid tumors, with 41 patients being evaluable, and PYX-106 was observed as generally safe and well-tolerated across all tested doses, ranging from 0.5 mg/kg – 22.5 mg/kg. At the time of deprioritization, MTD had not been established, we decided to suspend further clinical investment in PYX-106 and not to open Part 2 dose expansion phase of the study.

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

Our Technology Platforms

We are capitalizing on years of industry innovation and advancement in ADC platforms to develop and design our product candidates. Our MICVO product candidate was built utilizing the FACT Platform, initially licensed from Pfizer in December 2020, before securing an exclusive license to the FACT Platform in October 2022. The FACT Platform leverages over a decade of investment by Pfizer in refining the technical components of ADCs to improve the clinical properties of ADCs. Using our expertise in site-specific antibody conjugation, we are developing next-generation ADCs with customized linker-payload combinations aimed at increasing stability and, consequently, a reduced off target side-effect profile potentially enhancing the Therapeutic Index (TI).

The acquisition of Apexigen enhanced our ADC capabilities with the addition of Apexigen’s antibody-discovery platform (APXiMAB) Platform, to use with our FACT Platform to support and potentially accelerate our existing ADC initiatives and our end-to-end capabilities to design and produce novel next-generation ADC candidates with improved potency, stability and tolerability.

The APXiMAB Platform was used to enable the discovery of multiple protein therapeutic product candidates against a variety of molecular targets, including targets that are difficult to generate antibodies with conventional antibody technologies. In addition to certain product candidates that we wholly own, several product candidates that were discovered through the use of the APXiMAB Platform are in clinical development by our licensees. The most advanced of these programs is Novartis’ Beovu® (brolucizumab-dbll) product, which received FDA approval in 2019 and is marketed in over 70 countries. For the Simcere suvemcitug/Enzeshu® program, during the year, the Company has sold its royalty rights under Simcere Royalty Agreement. Other than already approved programs (i.e. Simcere’s Enzeshu®, Novartis’ Beovu®) there is no guarantee that any of the other product candidates discovered using our APXiMAB Platform, whether developed by us or our licensees, will receive regulatory approval.

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

We have large opportunities to advance product candidates based on the target catalog, however, we have chosen not to conduct additional discovery efforts to refocus our development efforts and resources toward clinical development of MICVO.

Competition

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

We are aware of several companies that are developing cancer immunotherapies and ADCs. Many of these companies are well-capitalized, have significant clinical experience, and may include our existing or future collaborators. In addition, these companies compete with us in recruiting scientific and managerial talent and the patient pool available for participation in clinical trials which could negatively impact our ability to execute our business plan.

If our product candidate is licensed, it will compete with a range of therapeutic treatments that are either in development or currently marketed. Many companies are active across various stages of development in the oncology subsector and are marketing and developing products that employ similar ADC and immunotherapy approaches. As of February 2026, there were approximately 900+ ADCs in clinical or preclinical development worldwide, of which the vast majority are being developed for the treatment of various cancer indications. Additionally, there are several large and small companies working on various immunotherapy approaches for treatment of cancer. Multiple companies are also involved in the development of ADC therapeutics and immunotherapies, including, but not limited to, AbbVie Inc., Abcure, Inc., ADC Therapeutics SA, Alligator Bioscience AB, Astellas Pharma, Inc., AstraZeneca plc, Celldex Therapeutics, Inc., Daiichi Sankyo Company, Ltd., Eucure Biopharma, a subsidiary of Biocytogen, Genentech, Inc., Gilead Sciences, Inc, GlaxoSmithKline, plc, Johnson & Johnson, Lyvgen Biopharma, Nextcure, Inc., Pfizer, Philogen S.p.A., Merck Sharpe & Dohme (MSD), Corbus Pharmaceuticals, and Rakuten Medical, Inc.

We may also face competition from alternative therapeutic modalities, such as cell therapies, bispecific antibodies, vaccines, radiopharmaceuticals and small molecules that are being developed for the same cancer types that we are targeting with our pipeline candidate. These approaches could achieve regulatory approval before our product candidate or prove to be more effective, safer, or convey other advantages over any products resulting from our technology. They could potentially result in shifts in treatment paradigms eroding or reducing the addressable market available to our product candidate.

We could also face competition with respect to specific targets, including the target of our ADC, MICVO, EDB+FN, by Philogen S.p.A., a Swiss based Biotechnology company, focused on generating antibody-cytokine fusions (immunocytokines) against cancers, using the L19 antibody specific to the EDB domain of Fibronectin fused to TNF, a potent inflammatory cytokine, which could pursue similar indications targeting EDB and stand out as the first non-ADC therapy pursuing EDB+FN.

There are other emerging agents in key indications of interest including R/M HNSCC. Genmab’s EGFR and LGR5 targeting biclonal, petosemtamab, Bicara’s EGFR/TGF-beta targeting bifunctional, ficerafusp alfa (BCA101), and Johnson and Johnson’s EGFR and cMET bispecific antibody, amivantamab, are notable competitors that are targeting patient populations of interest to MICVO and pose a potentially significant threat to our clinical development strategy. Additionally, Corbus Pharmaceutical’s nectin-4 targeting ADC, CRB-701 has shown preliminary efficacy data and is a direct competitor given similarity in payload (MMAE) to MICVO, and comparable patient populations and clinical development timelines in R/M HNSCC.

Other competitors may also include agents targeting specific segments such as HPV+ HNSCC, namely NeoTrail Therapeutics (formerly Hookipa)’s and PDS Biotech’s vaccines and agents such as Nanobiotix’s radioenhancer that may be used earlier in the treatment sequence. With the approval of pembrolizumab in the peri-operative setting based on Keynote-689, use of IO in the neoadjuvant and adjuvant settings may shift how HPV patients are treated in earlier lines of therapy. The implementation of using IO in the earlier disease settings could impact patient segmentation and treatment choices in the R/M setting.

Furthermore, ADCs such as Gilead’s TROP-2 ADC, sacituzumab govitecan, Pfizer’s Nectin-4 targeting ADC, enfortumab vedotin and AZ’s AZD9592, a dual targeting ADC against EGFR and cMET are in clinical development in HNSCC. Enfortumab vedotin is currently pursuing a 1L HNSCC trial in combination with pembrolizumab thus adding to the crowded landscape of combo studies in the frontline setting. Additional competition may arise from other combination regimens being evaluated including but not limited to ficlatuzumab + cetuximab (2L), ivonescimab + ligufalimab (1L, CPS>1) and LN-145 + pembrolizumab (1L). Additionally, there is a wide array of activity in the development of immunotherapies for oncology which may be competitive with our preclinical discovery programs. Furthermore, if our product candidate is approved in oncology indications such as breast cancer, hematological and other cancers, they may compete with existing approaches to treating cancer including surgery, radiation, and drug therapy, including conventional chemotherapy, biological products, and targeted drug small molecule therapies.

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

Chemistry, Manufacturing and Controls

The manufacture of our ADCs and monoclonal antibodies requires significant scientific expertise, specialized technical capabilities, and substantial financial and operational resources. We do not own or operate any current Good Manufacturing Practice (cGMP)-compliant manufacturing facilities and currently have no plans to establish such facilities. Accordingly, we rely, and expect to continue to rely, on third-party contract development and manufacturing organizations (CDMOs) for the manufacture of our product candidates for preclinical and clinical development and, if approved, for commercial supply.

Our reliance on third-party manufacturers limits our direct control over manufacturing capacity, production schedules, costs, and compliance with cGMP and other regulatory requirements. Although we maintain quality agreements and technical oversight processes, we are dependent on the performance and compliance of our CDMOs. If any of our third-party manufacturers fail to comply with applicable regulatory requirements, experience quality or performance issues, encounter capacity constraints, or cease operations, our development timelines and potential commercialization efforts could be materially and adversely affected.

In addition, certain raw materials, components, and intermediates used in the manufacture of our product candidates may be sourced from single suppliers, and we may not maintain fully qualified alternate suppliers for all materials or manufacturing steps. Any interruption in the supply of such materials, including due to manufacturing failures, regulatory actions, business disruptions, or geopolitical events, could delay development activities or increase costs.

The manufacture of ADCs, in particular, involves complex multi-step processes, including monoclonal antibody production, linker and payload synthesis, and conjugation. Variability in process performance, including deviations in raw material specifications or process parameters, may result in reduced yields, batch failures, or the need for investigations and corrective actions. Such events could require additional manufacturing runs, process optimization, or comparability analyses and may necessitate regulatory notifications or submissions.

As part of our product development strategy, we rely on our internal scientific expertise and proprietary know-how, as well as the technical capabilities and trade secrets of our third-party manufacturing partners. We maintain agreements with our CDMOs that include customary confidentiality, intellectual property, and quality provisions designed to protect our proprietary rights and ensure compliance with applicable regulatory standards.

We believe that outsourcing manufacturing enables us to maintain a capital-efficient and flexible operating model by avoiding the significant investment required to build and operate our own manufacturing facilities and infrastructure. At the same time, we have established internal personnel and governance processes with experience in technical development, manufacturing sciences, analytical development, quality assurance, cGMP compliance, and project management to oversee our CDMOs and to manage manufacturing data and regulatory documentation in support of our development and potential commercialization activities.

Commercialization Plans

We currently retain worldwide rights to our lead product and while we intend to commercialize this asset upon FDA approval in the US, we may have opportunities to leverage partnerships to extend the reach of our products into geographies outside the US. We currently have no sales, marketing, or commercial product distribution capabilities. We intend to build our own specialized sales and marketing organization over time to support the commercialization of any approved product candidate. We may also pursue collaboration, co-promotion, distribution and/or other marketing arrangements with one or more third parties to commercialize our product candidate in the United States, and potentially other regions. We may also pursue these arrangements for situations in which a larger sales and marketing organization is necessary to realize the full commercial value of any approved wholly owned or collaboration product candidate.

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

In partial consideration for the license from the University, we issued to the University 48,919 shares of our common stock in 2020. Pursuant to the University License Agreement, we are obligated to pay to the University an annual maintenance fee of $10,000 commencing on the third anniversary of the effective date, potential development and commercial milestones of up to an aggregate of $7.7 million as well as running royalties on net sales of licensed products at varying rates ranging from less than a percent to the low single digits, subject to a minimum annual royalty ranging from $1.0 million to $3.0 million during certain years following the first commercial sale of a licensed product. The Company assessed the milestone and royalty events under the University License Agreement as of December 31, 2025 and 2024, and determined that no such amounts were required. Our royalty obligations apply on a licensed product-by-licensed product and country-by-country basis until: (1) for licensed products covered by a valid claim of a licensed patent in a given country, the expiration of such valid claims; and (2) for all other licensed products, 10 years from the first commercial sale of a licensed product in a given country. We are also obligated to pay the University a percentage of certain sublicensing revenue ranging from low- to mid-teens based on the date of entering into the applicable sublicense.

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

Pfizer Inc. Agreement

In December 2020, the Company entered into a license agreement (as amended, the “Pfizer License Agreement”) with Pfizer Inc. (“Pfizer”) for worldwide development and commercialization rights to ADC product candidates directed to certain licensed targets, including MICVO and PYX-203, and products containing the ADC product candidates. The Company’s rights are exclusive with respect to certain patents owned or controlled by Pfizer covering the licensed ADCs. The initial licensed targets include CD123 and EDB+FN and the Company has the option to expand the scope of its license to add additional licensed targets that have not been licensed to a third party or are not the subject of a Pfizer ADC development program. The Pfizer License Agreement became effective in March 2021 and the Company paid a combined $25.0 million for the license fee, consisting of an upfront cash payment of $5.0 million and issued 12,152,145 shares of Series B convertible preferred stock, which was converted into 1,911,015 shares of its common stock upon the initial public offering (“IPO”) in October 2021, with a value of $20.0 million to Pfizer.

On October 6, 2022, the Company entered into an amended and restated license agreement (the “A&R License Agreement”) with Pfizer, which amends and restates the Pfizer License Agreement. Pursuant to the A&R License Agreement, Pfizer granted to the Company exclusive worldwide rights under Pfizer’s FACT Platform technology to develop and commercialize ADC product candidates directed to certain licensed targets, including MICVO and PYX-203, and products containing the ADC product candidates. Additional ADC targets may be licensed for a nominal upfront payment and milestones. In accordance with the terms of the A&R License Agreement, the Company issued 2,229,654 shares of its common stock to Pfizer in October 2022, paid $8.0 million to Pfizer in January 2023 and issued 1,811,594 shares of its common stock to Pfizer in March 2023.

Further, pursuant to the A&R License Agreement, the Company is obligated to pay future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products at varying rates. The Company assessed the milestone and royalty events under the A&R License Agreement as of December 31, 2025 and 2024, and determined that no such amounts were required.

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

Pursuant to the Biosion License Agreement, we paid an upfront fee of $10.0 million in March 2022 and are obligated to pay future contingent payments including development, regulatory and commercial milestones up to an aggregate of $217.5 million in case of normal approval and $222.5 million in case of Accelerated Approval. Additionally, if products are launched, we will pay Biosion tiered royalties on net sales of licensed products in varying royalty rates ranging from low single digits to low teens. In December 2024, the Company paused the clinical development of PYX-106. The Company assessed the milestone and royalty events involving the Biosion License Agreement as of December 31, 2025 and 2024, and determined that no such amounts were required. Our royalty obligations apply on a licensed product-by-licensed product and country-by-country basis from first commercial sale until the latest to occur of: (1) 12 years from first commercial sale; (2) the expiration of all regulatory or data exclusivity; and (3) the expiration of the last valid claim of a licensed patent covering the licensed product in a country. We are also obligated to pay Biosion a percentage of certain sublicensing revenue ranging from low-double to mid-double digits based on the stage of development of the licensed product at the time of entering into the applicable sublicense.

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

On June 30, 2025, the National Medical Products Administration (NMPA) of China (formerly SFDA) granted final regulatory approval for suvemcitug in China. Upon suvemcitug approval by the NMPA, the Company received a $3 million regulatory approval milestone under the Simcere Agreement.

On December 2025, we entered into an amendment to the License and Collaboration Agreement (the Simcere Royalty Agreement) with Simcere, pursuant to which we relinquished our rights to future royalties on the net sales of Enzeshu® to Simcere for a one-time amount of $11.0 million and four semi-annual installments of $175,000 each. Notwithstanding the foregoing amendment, the Simcere Agreement otherwise remains in full force and effect.

T-Mab/Mabwell Agreement

In May 2008, Epitomics and Jiangsu T-Mab Biotechnology Ltd., Co. (T-Mab) entered into a license, co-development and contract manufacture agreement (the T-Mab Agreement) for the development and commercialization of therapeutic candidates in two therapeutic programs, each directed to a specified target for specified fields, including VEGF for the treatment of ocular diseases, in China. The Company assessed the milestone and royalty events involving Mabwell as of December 31, 2025 and determined that no such amounts were receivable. Mabwell (Shanghai) Bioscience Co., Ltd. (Mabwell) acquired T-Mab in 2015. Mabwell is responsible for conducting the development and commercialization of the therapeutic candidates in China. We may, at our discretion, develop and commercialize such therapeutic candidates outside of China; however, we must pay Mabwell a royalty on sales of such therapeutic candidates made outside of China if we do so.

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

Toray Sublicense Agreement

In May 2012, Apexigen and Toray Industries, Inc. (Toray), entered into a non-exclusive sublicense agreement (the Toray Agreement) under which Apexigen granted Toray a non-exclusive, worldwide sublicense, with the right to grant further sublicenses, to develop and commercialize drug product candidates that Toray developed using antibodies created using the APXiMAB platform that target certain molecules to use in the development of its drug product candidates. Under the Toray Agreement, Toray paid an upfront fee and agreed to pay certain development- and regulatory-related milestone payments and a low single-digit percentage royalty on net sales of licensed products by Toray or its affiliates. The Company assessed the milestone and royalty events involving Toray as of December 31, 2025 and determined that no such amounts were receivable. Toray is also obligated to pay us a mid-teens percentage of certain payments Toray receives from sublicensees under the Toray Agreement, which payments may limit Toray’s obligations to pay the milestone payments described above. Subject to certain termination rights, including Toray’s right to terminate the agreement for convenience upon 60 days’ prior written notice, the Toray Agreement continues on a product-by-product and country-by-country basis until 10 years after the first commercial sale of such product in such country. Upon expiration or early termination of the agreement, Toray’s sublicense and any further sublicenses granted by Toray will automatically terminate.

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

Our patent portfolio includes patents and patent applications that are exclusively licensed from the University of Chicago, Pfizer and Biosion, and patents and patent applications that are wholly owned by us. Our patent portfolio includes patents and patent applications that cover our product candidates MICVO (formerly PYX-201), PYX-203, PYX-106, PYX-107 and PYX-102, and the use of these candidates for therapeutic purposes in certain territories. Our proprietary technology has been developed primarily through internal development efforts and relationships with academic institutions, Pfizer, Biosion and contract research organizations.

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

In total, our patent portfolio, including patents licensed from the University of Chicago, Pfizer and Biosion, and patents owned by us, comprises 29 different patent families, filed in various jurisdictions worldwide, including families directed to compositions of matter for antibodies and antibody-drug conjugates, families directed towards the compositions, manufacture, and use, of antibodies and antibody-drug conjugates generally, families directed towards methods of identifying patients for treatment with compositions of antibodies and antibody-drug conjugates and subsequently treating said patients, and families directed to methods of treating cancer and identifying potential targets.

MICVO (formerly PYX-201) Patent Families, Status, and Potential Expiration

MICVO is covered by a growing portfolio of patent families, some of which are in-licensed from Pfizer, some of which we have sole ownership of, and one of which we co-own. Details, status, and potential expiration dates of MICVO patent families are summarized below:

MICVO Antibody-Drug Conjugate Composition of Matter (Drug Product) Patent Coverage

MICVO Related Patent Families – Constructs, Methods, and Components

MICVO Anti-EDB+FN Antibody-Drug Conjugate Composition of Matter and Methods of Using the Same. We have exclusively licensed from Pfizer a patent family for antibodies and antibody-drug conjugates that bind to the extra domain B splice variant of fibronectin, including the composition of matter for MICVO and methods of using MICVO in treating certain cancer including NSCLC, colorectal cancer, PDAC and generic breast cancer, that includes granted patents in Australia, Austria, Belgium, Brazil, Bulgaria, China, Croatia, Czech Republic, Denmark, Estonia, Finland, France, Germany, Great Britian, Greece, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Latvia, Lithuania, Mexico, Netherlands, Norway, Poland, Portugal, Romania, Russia, Serbia, Singapore, Slovak Republic, Slovenia, South Korea, Spain, Sweden, Switzerland, Turkey, and the United States, and pending applications in Australia, Brazil, Canada, China, European Patent Organization (Europe), Hong Kong, Israel, Japan, Mexico, Singapore, South Africa, and the United States. The 20-year term of the patents in this family runs through 2037, absent any available patent term adjustments or extensions.

Methods of using MICVO - Constructs and Compositions for Treating EDB+FN Expressing Disease and Disorders in Certain Cancer Indications. We have sole ownership of a patent family for constructs, compositions, and methods of treating EDB+FN expressing diseases and disorders, including but not limited to HNSCC, sarcoma, TNBC, HR+ breast cancer, ovarian cancer, and thyroid cancer, with MICVO and similar constructs, that includes a pending PCT application. The 20-year term of this patent family runs through 2045, absent any available patent term adjustments or extensions.

Dosage and Treatment Regimens of MICVO. We have sole ownership of a patent family for dosage and treatment regimens of MICVO and similar constructs, that includes a pending PCT application. The 20-year term of this patent family runs through 2045, absent any available patent term adjustments or extensions.

Combination Therapies including MICVO. We have sole ownership of two patent families for certain drug combinations with MICVO, that include four provisional patent applications. The 20-years terms for these patent families run through 2046, absent any available patent term adjustments or extensions.

Combination of MICVO and Pembrolizumab. We have joint ownership of a patent family for the combination of MICVO and pembrolizumab in certain cancer indications at certain dose levels. The 20-year term of this patent family runs through 2046, absent any available patent term adjustments or extensions.

Cytotoxic Peptides and Antibody-Drug Conjugates Thereof. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture related to the FACT Platform, directed toward cytotoxic pentapeptides, including the auristatin 0101 (Aur0101) payload and MC-VC-PABC-Aur0101 linker-payload (vc0101, pelidotin) found in MICVO, and to antibody-drug conjugates thereof, that includes granted patents in Argentina, Australia, Austria, Belgium, Brazil, Bulgaria, Canada, China, Colombia, Czech Republic, Denmark, Finland, France, Germany, Great Britain, Greece, Hong Kong, Hungary, Iceland, India, Indonesia, Ireland, Israel, Italy, Japan, Luxembourg, Malaysia, Mexico, Netherlands, New Zealand, Norway, Peru, Philippines, Poland, Portugal, Romania, Russia, Saudi Arabia, Singapore, Slovak Republic, Slovenia, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Turkey, and the United States. The 20-year term of the patents in this family runs through 2032, absent any available patent term adjustments or extensions.

Antibodies and Antibody Fragments for Site-Specific Conjugation. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture related to the FACT Platform, directed toward polypeptides, antibodies, and antigen-binding fragments thereof, that comprise a engineered cysteine for site-specific conjugation, including the K290C engineered cysteine found in MICVO, that includes granted patents in Australia, Canada, Colombia, India, Israel, Malaysia, Mexico, Saudi Arabia, South Africa, and Taiwan, and a pending application in Europe. The 20-year term of the patents in this family runs through 2036, absent any available patent term adjustments or extensions.

Engineered Antibody Constant Regions for Site-Specific Conjugation and Methods and Uses Therefor. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture related to the FACT Platform, directed toward antibodies, and antigen-binding portions thereof, engineered to introduce amino acids for site-specific conjugation, including the kK183C engineered cysteine found in MICVO, that includes granted patents in Canada, EPO (Unitary Patent), France, Germany, Great Britain, Ireland, Italy, Japan, Spain, Switzerland, and the United States, and a pending application in Canada and Japan. The 20-year term of the patents in this family runs through 2032, absent any available patent term adjustments or extensions.

Composition of Matter Patents for Additional Assets (excluding MICVO)

PYX-203 Anti-CD123 Antibody-Drug Conjugate. We have exclusively licensed from Pfizer a patent family for antibodies and antibody-drug conjugates that specifically bind to CD123, that includes granted patents in Australia, Canada, China, Colombia, Hong Kong, India, Israel, Japan, Mexico, Russia, South Korea, Taiwan, and the United States, and pending applications in Brazil, China, Europe, Japan, New Zealand, Singapore, South Africa, and the United States, that claim the composition of matter and certain methods of use with respect to PYX-203. The 20-year term of the patents in this family runs through 2038, absent any available patent term adjustments or extensions.

PYX-106 Anti-Siglec-15 Antibody. We have exclusively licensed from Biosion USA, Inc. a patent family for monoclonal antibodies that specifically bind human Siglec15, including PYX-106, that includes granted patents in Australia, Canada, China, Israel, Japan, Malaysia, New Zealand, Russia, Saudi Arabia, South Korea, and the United States, and pending applications in Australia, Brazil, Egypt, Europe, Hong Kong, India, Indonesia, Mexico, New Zealand, Philippines, Singapore, South Africa, United Arab Emirates, and the United States. The 20-year term of the patents in this family runs through 2041, absent any available patent term adjustments or extensions.

PYX-107A/B “Sotigalimab” CD40 Agonist Antibodies. Through our acquisition of Apexigen, Inc. we have acquired sole ownership of two patent families for high affinity CD40 agonist monoclonal antibodies and related compositions, including PYX-107 (also known as sotigalimab) which may be used in any of a variety of therapeutic methods for the treatment of cancer and other diseases. The first patent family includes granted patents in Australia, Belgium, Brazil, Canada, China, France, Germany, Great Britain, Hong Kong, India, Italy, Japan, Mexico, New Zealand, Russia, Singapore, South Africa, South Korea, Spain, Switzerland, and the United States, with a pending application in Israel. The 20-year term of this first patent family runs through 2032, absent any available patent term adjustments or extensions. The second patent family includes granted patents in Australia, Belgium, China, Denmark, France, Germany, Great Britain, Hong Kong, India, Ireland, Italy, Japan, Netherlands, New Zealand, Norway, South Africa, South Korea, Spain, Sweden, Switzerland, and the United States, with pending applications in Canada, Europe, and the United States. The 20-year term of this second patent family runs through 2033, absent any available patent term adjustments or extension.

PYX-102 Anti-KLRG1 Antibody. We have sole ownership of a patent family for monoclonal antibodies that specifically bind human KLRG1, that includes a pending applications in Australia, Canada, China, Europe, Japan, and the United States. The 20-year term of this patent family runs through 2044, absent any available patent term adjustments or extensions.

PYX-205 Antibody-drug Conjugates and Methods of Use. We have sole ownership of a patent family for certain ADC compositions with payload optionality, that includes a pending provisional application in the United States. The 20-year term of this patent family, if converted, runs through 2047, absent any available patent term adjustments or extensions.

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

Platform Patent Rights

Stability-Modulating Linkers for Use with Antibody-Drug Conjugates. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture related to the FACT Platform, directed toward stability-modulating linker components used to make these stability-modulated antibody-drug conjugates, that includes granted patents in Australia, Brazil, Canada, China, France, Germany, Great Britain, India, Italy, Japan, Mexico, Russia, South Korea, Spain, and the United States, and a pending application in Mexico. The 20-year term of the patents in this family runs through 2035, absent any available patent term adjustments or extensions.

Synergistic Auristatin Combinations. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture related to the FACT Platform, directed toward combinations of an auristatin or an auristatin-based antibody-drug conjugate with second active agents including PI3K/mTOR inhibitors, MEK inhibitors, taxanes, or other anti-cancer agents, that includes granted patents in the United States and Japan. The 20-year term of the patents in this family runs through 2035, absent any available patent term adjustments or extensions.

Capped and Uncapped Antibody Cysteines, and Their Use in Antibody-Drug Conjugation. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture related to the FACT Platform, directed toward antibody production process in which engineered unpaired cysteine residues are post-translationally modified and capped with particular chemical entities, which capped antibodies are well suited to further site-specific conjugation steps to form antibody-drug conjugates, that includes granted patents in Australia, Brazil, China, France, Germany, Great Britain, India, Ireland, Israel, Italy, Japan, Mexico, Russia, South Korea, Spain, Switzerland, and the United States, and pending applications in Canada and Europe. The 20-year term of the patents in this family runs through 2036, absent any available patent term adjustments or extensions.

Large Scale Production Process for Capped and Uncapped Antibody Cysteines and Their Use in Therapeutic Protein Conjugation. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture related to the FACT Platform, directed toward optimizing production of selectively capped, and uncapped, cysteines on antibodies by manipulation of cell growth conditions, that includes granted patents in South Korea and the United States, and no pending applications. The 20-year term of the patents in this family runs through 2038, absent any available patent term adjustments or extensions.

Bifunctional Cytotoxic Agents. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture related to the FACT Platform, directed toward cytotoxic dimers comprising CBI-based and/or CPI-based sub-units, and antibody-drug conjugates comprising such dimers, that includes granted patents in Argentina, Austria, Belgium, Brazil, Bulgaria, Canada, China, Colombia, Czech Republic, Denmark, Finland, France, Germany, Great Britain, Greece, Hong Kong, Hungary, Iceland, India, Indonesia, Ireland, Israel, Italy, Japan, Luxembourg, Malaysia, Mexico, Netherlands, New Zealand, Norway, Peru, Philippines, Poland, Portugal, Romania, Russia, Saudi Arabia, Singapore, Slovak Republic, Slovenia, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Turkey, the United States and Venezuela, and a pending application in Argentina. The 20-year term of the patents in this family runs through 2035, absent any available patent term adjustments or extensions.

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

Antibody-Drug Conjugates with High Drug Loading. We have exclusively licensed from Pfizer, subject to certain reservations, a patent family for compositions, methods of use, and/or methods of manufacture related to the FACT Platform, directed toward transglutaminase-mediated antibody-drug conjugates with high anti-body-drug ratio, that includes granted patents in Australia, Austria, Belgium, Brazil, Bulgaria, Canada, China, Czech Republic, Denmark, Finland, France, Germany, Great Britain, Greece, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Luxembourg, Mexico, Netherlands, Poland, Portugal, Romania, Russia, Slovak Republic, Slovenia, South Korea, Spain, Sweden, Switzerland, Turkey, and the United States, and no pending application. The 20-year term of the patents in this family runs through 2035, absent any available patent term adjustments or extensions.

Methods in Immuno-Oncology

Methods and Compositions Related to T-Cell Activity. We have exclusively licensed from the University of Chicago a patent family for methods for treating patients with immunotherapy based on the identification of the patient as having non-anergic T cells after measuring expression levels of various genes that includes granted and pending patents in the United States. The 20-year term for patents in this family runs through 2034, absent any available patent term adjustments or extensions.

Beta-catenin Inhibitors in Cancer Immunotherapy. We have exclusively licensed from the University of Chicago a patent family for methods for treating solid tumor cancers that includes granted patents in the United States, and no pending applications. The 20-year term for patents in this family runs through 2036, absent any available patent term adjustments or extensions.

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

Government Regulation

The research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record keeping, serialization and tracking, promotion, advertising, distribution and marketing, post approval or licensure monitoring and reporting, and export and import, among other things, of our product candidates are extensively regulated by governmental authorities in the United States and in other countries and jurisdictions, including the EU. In the United States, the FDA regulates biological products under the Federal Food, Drug, and Cosmetic Act (FDCA) and its implementing regulations, and the Public Health Service Act (PHSA) and its implementing regulations. Failure to comply with the applicable U.S. requirements may subject us to administrative or judicial sanctions, such as the FDA’s refusal to approve a Biologics License Application (BLA), warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution.

Preclinical Studies

Before testing any biologic product candidate in humans, the product candidate undergoes preclinical testing. Preclinical tests, also referred to as non-clinical studies, include laboratory evaluations of the product chemistry, pharmacology, toxicity and formulation, as well as animal studies to assess the pharmacokinetics, metabolism, bio-distribution, elimination and toxicity of the product candidate. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements and certain preclinical trials must conform to the FDA’s Good Laboratory Practice requirements (GLP).

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

The process required by the FDA before product candidates may be marketed in the U.S. generally involves the following:

•
non-clinical laboratory and animal tests, some of which must be conducted in accordance with GLP ;
•
submission of an Investigational New Drug (IND) application, which contains results of non-clinical studies (e.g., laboratory evaluations of the chemistry, formulation, stability and toxicity of the product candidate), together with Investigator’s Brochure, manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, and must become effective before human clinical trials may begin;
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

Post approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials may be conducted to fulfill mandatory conditions of product approval or used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. The mandatory studies are used to confirm clinical benefit in the case of drugs approved under the accelerated approval regulations or to provide additional clinical safety or efficacy data for “full” approvals. Failure to promptly conduct and complete mandatory Phase 4 clinical trials could result in withdrawal of approval for products approved under accelerated approval regulations.

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

In February 2025, the FDA granted Fast Track Designation for use of MICVO for the treatment of adults with R/M HNSCC whose disease has progressed following treatment with platinum-based chemotherapy and an anti-PD-(L)1 antibody.

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

In May 2023, the FDA granted Orphan Drug Designation for use of MICVO in the treatment of pancreatic cancer.

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

FDA Review of BLAs

After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA approval of the BLA is required before marketing of the product may begin in the United States. The BLA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting a BLA is substantial. The submission of most BLAs is additionally subject to a substantial application user fee, currently $4,682,003 for BLAs requiring clinical data for fiscal year 2026, and the manufacturer and sponsor under an approved BLA are also subject to annual program fees, currently $442,213 (fiscal year 2026) for each prescription product. Sponsors of applications for drugs granted Orphan Drug Designation are exempt from these user fees.

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

After the FDA evaluates the BLA and accompanying information and the manufacturing facilities, it issues either an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such re-submissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If the FDA approves a product, it may limit the approved indications for use for the product; require that contraindications, warnings or precautions be included in the product labeling; require that post-marketing studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after licensure; require testing and surveillance programs to monitor the product after commercialization; or impose other conditions, including distribution restrictions or other risk management mechanisms, which can materially affect the potential market and profitability of the product. As a condition of BLA licensure, the FDA may require a risk evaluation and mitigation strategy (REMS) to help ensure that the benefits of the biological product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals and elements to assure safe use (ETASU). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product licensure may require substantial post approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product licenses may be withdrawn if compliance with regulatory standards is not maintained, or problems are identified following initial marketing.

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

Post-Licensure FDA Requirements

Following approval of a new product, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and record keeping activities, reporting of adverse experiences, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. Prescription drug and biologic promotional materials must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the biologic, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or sBLA, which may require the development of additional data or preclinical studies and clinical trials.

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

FDA regulations require that products be manufactured in specific facilities and in accordance with cGMP regulations. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws, including applicable product tracking and tracing requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violations, including failure to conform to cGMP regulations, could result in enforcement actions, and the discovery of post approval problems with a product may result in restrictions on a product, manufacturer or holder of an approved BLA, including recall.

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

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our product candidate to the extent we choose to sell any products outside of the United States. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities and, if required, from independent ethics committees in foreign countries before we can commence clinical trials as well as regulatory approvals prior to marketing the product candidate in those countries. The approval processes vary from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. As in the United States, post approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution would apply to any product that is approved outside the United States.

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

Employees

As of March 20, 2026, we had 56 full-time permanent employees. Of these employees, 80% were engaged in research and development activities and 46% had advanced degrees including Ph.D., M.D., M.B.A. and J.D. More than half of our workforce is comprised of women. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Culture and Employee Engagement

We place a high value in the experience and expertise of our team, to foster our culture of innovation. Our employees are guided by our Code of Conduct, which sets basic requirements for business conduct and serves as a foundation for our policies, procedures and guidelines, all of which provide additional guidance on expected employee behaviors.

Hiring & Retention Risk

We compete with biotechnology and pharmaceutical companies for qualified personnel, particularly in clinical development, regulatory affairs and technical operations. We may not be able to attract or retain personnel on acceptable terms or in a timely manner, which could affect our ability to execute our development strategy.

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

Our Board’s Nominating and Corporate Governance Committee is responsible for developing and recommending to the Board any company program relating to corporate responsibility and sustainability, including environmental, social and governance matters. The Board receives periodic updates regarding workforce planning and organizational capability.

Corporate Information

We were incorporated in the state of Delaware on June 11, 2018, and launched with our first employee and Series A funding in July 2019. Our principal executive offices are located at 321 Harrison Avenue, Boston, MA 02118, and our telephone number is (617) 453-3596. Our website address is www.pyxisoncology.com. Our common stock is listed on The Nasdaq Global Market under the ticker symbol “PYXS.”

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

Since our inception, we have incurred significant operating losses. We reported net losses of $79.6 million and $77.3 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $443.2 million. To date, we have not generated any revenues from product sales and have financed our operations primarily through equity offerings. As such, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory licensure and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing licensure for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, procuring clinical- and commercial-scale manufacturing, successfully completing preclinical studies and clinical trials of our product candidate, establishing arrangements with third parties for the conduct of our clinical trials, obtaining marketing licensure for our product candidate, manufacturing, marketing and selling any products for which we may obtain marketing licensure, discovering or obtaining rights to additional product candidates, identifying collaborators to develop product candidates we identify or additional uses of our existing product candidate and successfully completing development of our product candidate for our collaboration partners.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•
continue to develop, conduct clinical trials and seek regulatory approvals for MICVO;
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

We have substantial doubt about our ability to continue as a going concern and we will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may not be able to continue as a going concern or we may be forced to delay, reduce or eliminate one or more of our research and product development programs or future commercialization efforts.

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. As a result, the financial statements accompanying this Annual Report on Form 10-K include a statement that there is substantial doubt about our ability to continue as a going concern for one year after the date the financial statements were issued, and these financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing and planned activities, particularly as we continue our clinical trials for MICVO. As of December 31, 2025, we had approximately $68.3 million in cash, cash equivalents, restricted cash and marketable debt securities. We believe that our cash, cash equivalents and marketable debt securities as of December 31, 2025, will be sufficient to fund our operations into the fourth quarter of 2026. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expect. Even if our product candidate is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other comparable regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

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

If we are unable to obtain funding on a timely basis or on acceptable terms, we may not be able to continue as a going concern, we may have to delay, reduce or terminate our clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or our product candidate that we would otherwise pursue on our own. We will be required to seek additional funding in the future and our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. For example, market volatility resulting from global economic developments, political unrest, high inflation and other factors could adversely impact our ability to access capital as and when needed. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

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

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition or results of operations. In addition, changes in global macroeconomic conditions and government trade policies could further increase our operating costs and accelerate our need for additional capital. New or increased tariffs, trade restrictions, retaliatory measures, or other limitations on the movement of goods and services, whether imposed by the United States or other jurisdictions, could increase the cost of materials, equipment and services used in our research, development and manufacturing activities. Such measures could also disrupt global supply chains, increase transportation and logistics costs, and create delays in the delivery of clinical supplies. Any of these developments could materially increase our cash burn, delay development timelines, and adversely affect our ability to obtain additional financing on acceptable terms, or at all.

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

We are heavily dependent on the success of our product candidate, MICVO, which is in the early stages of clinical development. If MICVO is not successful in clinical trials or does not receive regulatory approval or licensure or is not successfully commercialized, our business will be materially and adversely affected.

To date, we have invested a significant portion of our efforts and financial resources in the development of MICVO. Our future success is substantially dependent on our ability to successfully initiate and complete clinical development for, obtain regulatory licensure for, and successfully commercialize MICVO, which may never occur. We currently have no products that are approved or licensed for commercial sale and may never be able to develop a marketable product. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to the clinical development, management of clinical and manufacturing activities, regulatory licensure, establishing commercial scale manufacturing, and significant sales, marketing, and distribution efforts related to MICVO before we can generate any revenues from any commercial sales. We cannot be certain that we will be able to successfully complete any of these activities or that, even if MICVO receives regulatory licensure, such product will be able to successfully compete against therapies and technologies offered by other companies.

The research, testing, manufacturing, labeling, licensure, sale, packaging, marketing, and distribution of biological products are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries. We are not permitted to market MICVO in the U.S. until we receive licensure of a BLA or NDA from the FDA for such product candidate, as appropriate. Further, we are not permitted to market MICVO in any foreign countries until we receive the requisite licensure or approvals from such countries. We have not submitted a BLA or NDA to the FDA or comparable applications to any other comparable regulatory authorities for MICVO. We will not be in a position to do so for several years, if ever. If we are unable to obtain the necessary regulatory licensure or approvals for MICVO, our financial position will be materially adversely affected, and we may not be able to generate sufficient revenues to continue our business.

Evolving regulatory expectations for oncology drug development could require additional studies and delay or prevent approval of our product candidate.

Regulatory expectations for oncology drug development continue to evolve. In recent years, regulatory authorities, including the U.S. Food and Drug Administration, have placed increased emphasis on dose optimization and dose selection to balance efficacy and safety. These evolving expectations may require additional dose-ranging studies, expanded clinical trial designs, or generation of additional data beyond what we currently anticipate.

If regulatory authorities impose additional requirements on our development program, we may incur substantial additional expense, experience delays in enrollment or completion of clinical trials, or be required to modify our development plans. Any of these outcomes could delay or prevent regulatory approval and materially adversely affect our business and prospects.

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

We have no experience as a company completing a clinical trial or submitting a BLA or NDA and may be unable to successfully do so for MICVO.

The conduct of a clinical trial is a long, expensive, complicated and highly regulated process. Although certain of our employees have conducted successful clinical trials and made regulatory submissions in the past across many therapeutic areas while employed at other companies, we, as a company, have not completed any clinical trials, or submitted a BLA or NDA, and as a result may require more time and incur greater costs than we anticipate. Failure to commence or complete, or delays in, our clinical trials or planned regulatory submissions would prevent us from, or delay us in, obtaining regulatory approval of and commercializing MICVO, which would adversely impact our financial performance. Large-scale clinical trials would require significant additional financial and management resources and heavier reliance on third party clinical research organizations (CROs) and consultants. Relying on third party CROs and consultants may cause us to encounter delays or other operational issues that are outside of our control. Although our third parties are required to comply with good laboratory practice (GLP) and good clinical practice (GCP) for any studies or trials we plan to submit to a regulatory authority, and have historically complied, relying on third parties in the conduct of our preclinical studies or clinical trials exposes us to a risk that they may not adequately comply with GLP or GCP in the future. We may be unable to identify and contract with sufficient investigators, CROs and consultants on terms that are acceptable to us on a timely basis or at all.

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

Before obtaining regulatory licensure for the commercial sale of our product candidate we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidate is safe, pure, and potent, as required under a BLA. Preclinical and clinical testing is expensive and can take many years to complete and the outcome of these activities is inherently uncertain. Failure can occur at any time during the preclinical studies and clinical trial processes and, because our product candidate is in an early stage of development, there is a high risk of failure. In addition, any failures or adverse outcomes in preclinical or clinical testing seen by other developers of a similar product candidate could materially impact the success of our program. We may never succeed in developing marketable products.

It is also possible that the results of preclinical studies and early clinical trials of our product candidate may not be predictive of the results of later-stage clinical trials. Although our product candidate may demonstrate promising results in preclinical studies and early clinical trials, it may not prove to be effective in subsequent clinical trials. For example, testing on animals occurs under different conditions than testing in humans and, therefore, the results of animal studies may not accurately predict human experience. There is typically an extremely high rate of attrition from the failure of a product candidate proceeding through preclinical studies and clinical trials. A product candidate in later stages of clinical trials may fail to show the desired safety, purity, and potency profile despite having progressed successfully through preclinical studies and/or initial clinical trials. Likewise, early, smaller-scale clinical trials may not be predictive of eventual safety, purity and potency in large-scale pivotal clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of potency, insufficient durability of potency or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence preclinical studies and clinical trials are never approved or licensed for commercialization. In addition, preclinical studies or clinical trials we conduct may contradict, undermine or otherwise not replicate or advance the results of the research programs and preclinical studies that were completed prior to our in-licensing or acquisition of our product candidate, which may materially and adversely affect our business, results of operations and prospects.

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

From time to time, we may publish interim top-line or preliminary data from our clinical trials. For example, in December 2025, we announced preliminary data from our dose expansion phase of Phase 1 clinical trial of MICVO. Preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Preliminary or top-line data may include, for example, data regarding a small percentage of the patients enrolled in a clinical trial, and such preliminary data should not be viewed as an indication, belief or guarantee that other patients enrolled in such clinical trial will achieve similar results or that the preliminary results from such patients will be maintained. As a result, interim and preliminary data should be viewed with caution until the final data is available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

We may expend our resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.

As a result of our limited financial and managerial resources, we must make strategic decisions as to which targets and product candidate to pursue and may forego or delay pursuit of opportunities with other targets or product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Failure to properly assess a potential product candidate could result in our focus on a product candidate with low market potential, which would harm our business, financial condition, results of operations and prospects. Our spending on current and future research, our product candidate and discovery programs for specific targets or indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

The market may not be receptive to MICVO because it is based on our novel therapeutic modality, and we may not generate any future revenue from the sale or licensing of this product candidate.

Even if regulatory licensure is obtained for our product candidate, we may not gain sufficient market acceptance among physicians, patients, healthcare payors and others in the medical community. MICVO is based on the FACT Platform. Our future success depends on the successful development of this novel therapeutic approach. Additionally, the regulatory licensure process for a novel product candidate such as ours can be more expensive and take longer than for other, better-known or extensively-studied product candidates. No regulatory authority has granted licensure for any therapeutic using the FACT Platform. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development. Any development problems we experience in the future related to our program may cause significant delays or unanticipated costs or may prevent the development of a commercially viable product. Advancing our products creates significant challenges for us, including educating medical personnel regarding the potential potency and safety benefits, as well as the challenges, of incorporating our product candidate, if approved, into treatment regimens and establishing the sales and marketing capabilities to gain market acceptance, if approved.

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

We are early in our development efforts. Our lead product candidate, MICVO, is in the early stages of clinical development. The results of preclinical studies and early stage clinical trials may not be predictive of future results in later studies or trials. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage clinical trials.

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early stage clinical trials that are continuing may not be predictive of the results of the later stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed on in later stage clinical trials. In particular, the small number of patients in our Phase 1 clinical trial may make the result of this trial less predictive of the outcome of later clinical trials. Moreover, preclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their product candidate performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain marketing licensure of their products. Our clinical trials may not ultimately be successful or support further clinical development of MICVO. There is a high failure rate for a product candidate proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business, results of operations, financial condition and prospects.

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

The development and commercialization of therapeutic biological products is highly competitive. We compete with a variety of multinational biopharmaceutical companies and specialized biotechnology companies, as well as technology being developed at universities and other research institutions. Our competitors have developed, are developing or will develop product candidates and processes competitive with our product candidate. Competitive therapeutic treatments include those that have already been approved or licensed and accepted by the medical community and any new treatments that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop a product candidate. The biotechnology and pharmaceutical industries, including the oncology subsector, are characterized by rapidly evolving technologies, intense competition and strong defense of intellectual property and proprietary technologies. Any product candidate that we successfully commercialize may be competitive with currently marketed therapies and any new therapies commercialized in the future.

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

As of February 2026, there were approximately 900+ ADCs in clinical or preclinical development worldwide, of which the vast majority are being developed for the treatment of various cancer indications. Additionally, there are several large and small companies working on various immunotherapy approaches for treatment of cancer. Multiple companies are also involved in the development of ADC therapeutics and immunotherapies, including, but not limited to, AbbVie Inc., Abcure, Inc., ADC Therapeutics SA, Alligator Bioscience AB, Astellas Pharma, Inc., AstraZeneca plc, Celldex Therapeutics, Inc., Daiichi Sankyo Company, Ltd., Eucure Biopharma, a subsidiary of Biocytogen, Genentech, Inc., Gilead Sciences, Inc, GlaxoSmithKline, plc, Johnson & Johnson, Lyvgen Biopharma, Nextcure, Inc., Pfizer, Philogen S.p.A., Merck Sharpe & Dohme (MSD), Corbus Pharmaceuticals, and Rakuten Medical, Inc.

We could also face competition with respect to specific targets, including the target of our ADC, MICVO, EDB+FN, by Philogen S.p.A., a Swiss based Biotechnology company, focused on generating antibody-cytokine fusions (immunocytokines) against cancers, using the L19 antibody specific to the EDB domain of Fibronectin fused to TNF, a potent inflammatory cytokine, which could pursue similar indications targeting EDB and stand out as the first non-ADC therapy pursuing EDB+FN.

There are other emerging agents in key indications of interest including R/M HNSCC. Genmab’s EGFR and LGR5 targeting biclonal, petosemtamab, Bicara’s EGFR/TGF-beta targeting bifunctional, ficerafusp alfa (BCA101), and Johnson and Johnson’s EGFR and cMET bispecific antibody, amivantamab, are notable competitors that are targeting patient populations of interest to MICVO and pose a potentially significant threat to our clinical development strategy. Additionally, Corbus Pharmaceutical’s nectin-4 targeting ADC, CRB-701 has shown preliminary efficacy data and is a direct competitor given similarity in payload (MMAE) to MICVO, and comparable patient populations and clinical development timelines in R/M HNSCC.

Other competitors may also include agents targeting specific segments such as HPV+ HNSCC, namely NeoTrail Therapeutics (formerly Hookipa)’s and PDS Biotech’s vaccines and agents such as Nanobiotix’s radioenhancer that may be used earlier in the treatment sequence. With the approval of pembrolizumab in the peri-operative setting based on Keynote-689, use of IO in the neoadjuvant and adjuvant settings may shift how HPV patients are treated in earlier lines of therapy. The implementation of using IO in the earlier disease settings could impact patient segmentation and treatment choices in the R/M setting.

Furthermore, ADCs such as Gilead’s TROP-2 ADC, sacituzumab govitecan, Pfizer’s Nectin-4 targeting ADC, enfortumab vedotin and AZ’s AZD9592, a dual targeting ADC against EGFR and cMET are in clinical development in HNSCC. Enfortumab vedotin is currently pursuing a 1L HNSCC trial in combination with pembrolizumab thus adding to the crowded landscape of combo studies in the frontline setting. Additional competition may arise from other combination regimens being evaluated including but not limited to ficlatuzumab + cetuximab (2L), ivonescimab + ligufalimab (1L, CPS>1) and LN-145 + pembrolizumab (1L). Additionally, there is a wide array of activity in the development of immunotherapies for oncology which may be competitive with our preclinical discovery programs. Furthermore, if our product candidate is approved in oncology indications such as breast cancer, hematological and other cancers, they may compete with existing approaches to treating cancer including surgery, radiation, and drug therapy, including conventional chemotherapy, biological products, and targeted drug small molecule therapies.

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

The time required to obtain approval or licensure by the FDA and other comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval and licensure policies, regulations or the type and amount of clinical data necessary to gain approval or licensure may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained marketing approval or licensure for any product candidate, and it is possible that our existing product candidate, or any product candidate we may seek to develop in the future, will never obtain marketing approval or licensure.

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

The FDA and foreign regulatory authorities will continue to monitor closely the safety profile of any product even after approval. If the FDA or foreign regulatory authorities become aware of new safety information after approval of a product candidate, they may require labeling changes or establishment of a Risk Evaluation and Mitigation Strategies (REMS), if not already established in pre-approval, or similar strategy, impose significant restrictions on its indicated uses or marketing, or impose ongoing requirements for potentially costly post approval studies or post-market surveillance.

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

We may seek additional Breakthrough Therapy Designation and/or Fast Track Designation for our product candidate. For example, in February 2025, the FDA granted Fast Track Designation for use of MICVO in the treatment of adult patients with R/M HNSCC whose disease has progressed following treatment with platinum-based chemotherapy and an anti-PD-(L)1 antibody. The FDA may withdraw the Fast Track Designation if the clinical development program no longer meets the criteria for Fast Track Designation. There is no assurance that the FDA will grant these designations to any of our current or future product candidates. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs or biological products, to treat a serious or life-threatening disease or condition and for which preliminary clinical evidence indicates that the drug or biological products may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as Breakthrough Therapies, increased interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as Breakthrough Therapies by the FDA may also be eligible for other expedited approval programs, including Accelerated Approval and Priority Review, if they meet regulatory requirements for those other programs.

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

We may seek Orphan Drug Designation for one or more of our current or future product candidates. For example, in May 2023, the FDA granted Orphan Drug Designation for MICVO in pancreatic cancer. Regulatory authorities in some jurisdictions, including the U.S. and Europe, may designate drugs or biological products for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the U.S., or a patient population greater than 200,000 in the U.S. when there is no reasonable expectation that the cost of developing and making available the drug in the U.S. will be recovered from sales in the U.S. for that drug or biological product. In the U.S., Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants Orphan Drug Designation, the identity of the drug or biological product and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and licensure process.

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

It is also possible that current or future litigation or action by Congress could change the scope of available orphan exclusivity. Any changes to the orphan drug provisions could change our opportunities for, or likelihood of success in obtaining, orphan drug exclusivity and would materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

Accelerated Approval by the FDA, even if granted, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidate will receive marketing licensure. If not granted, we may be required to conduct additional non-clinical and clinical studies and trials beyond those that we currently contemplate. Even if we receive Accelerated Approval, if our confirmatory post-marketing trial does not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw Accelerated Approval.

We plan to seek Accelerated Approval of MICVO and may seek approval of future product candidates through the FDA’s Accelerated Approval Program. For any licensure to market a biological product, we must provide the FDA and comparable foreign regulatory authorities with clinical data that adequately demonstrate the safety, purity, and potency of the product for the indication applied for in the NDA or BLA or other respective regulatory filings. The Accelerated Approval Program is one of several approaches used by the FDA to make prescription drugs or biological products more rapidly available for the treatment of serious or life-threatening diseases. Section 506(c) of the FDCA provides that the FDA may grant Accelerated Approval to “a product for a serious or life-threatening condition upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.” Licensure through the Accelerated Approval Program is subject, however, to the requirement that a sponsor perform adequate and well controlled post-marketing clinical trials to verify and describe the drug’s clinical benefit, where there is uncertainty as to the relationship of the surrogate endpoint to the clinical benefit, or of the observed clinical endpoint to ultimate outcome. Typically, clinical benefit is verified when post-marketing clinical trials show that the biological products provide a clinically meaningful positive therapeutic effect, that is, an effect on how a patient feels, functions, or survives. If required, these confirmatory trials must be underway prior to Accelerated Approval, pursuant to the Food and Drug Omnibus Reform Act of 2022 (FDORA) enacted in 2022 and under FDA’s draft guidance on “Accelerated Approval and Considerations for Determining Whether a Confirmatory Trial is Underway” made available in January 2025. In addition, Section 506(c) of the FDCA provides FDA authority to impose specific conditions on Accelerated Approval, including requiring post-approval study(ies) to verify and describe clinical benefit, and requiring submission of promotional materials during the pre-approval review period and, following approval and for such period thereafter as FDA determines appropriate, at least 30 days prior to dissemination. The statute also requires FDA, by no later than the date of Accelerated Approval, to specify conditions for required post-approval studies, which may include enrolment targets, protocol, and milestones (including a target completion date), and FDA may require such studies to be underway prior to approval or within a specified time period after approval. If such confirmatory post-marketing trials fail to confirm the product’s clinical profile or risks and benefits, or if we fail to conduct any required confirmatory trial with due diligence, or other evidence shows the product is not safe and effective under the conditions of use, the FDA may withdraw Accelerated Approval of the product.

The FDA has broad discretion with regard to licensure through the Accelerated Approval Program and even if we believe that the Accelerated Approval Program is appropriate for one of our products, we cannot assure you that the FDA will ultimately agree. The FDA may also change its policies with respect to over Accelerated Approval over time. For example, in March 2023, the FDA announced the availability of draft guidance on “Clinical Trial Considerations to Support Accelerated Approval of Oncology Therapeutics,” in which the Agency outlined, and invited public comment on, its “preferred approach” of randomized controlled trials, including those that provide for longer term follow-up that could fulfill a post-marketing requirement to verify clinical benefit. The draft guidance, while not finalized, included statements where the FDA acknowledged that historically, single-arm trial designs and response endpoints have most commonly been used in oncology, but noted that such trials have limitations. Furthermore, even if we do obtain licensure through the Accelerated Approval Program, we may not experience a faster development process, review, or licensure compared to conventional FDA procedures.

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

Moreover, Congress is considering potential changes to the Accelerated Approval Program that could impact our ability to obtain Accelerated Approval, or increase the burdens associated with post-marketing requirements in the event we do obtain Accelerated Approval. In particular, the FDA must specify certain conditions for required post approval studies for products that receive Accelerated Approval, which may include enrollment targets and milestones, including the target date for study completion, by the time the drug is approved. The FDA may also require post approval studies to be underway at the time of Accelerated Approval or within a specified time period following Accelerated Approval for such drugs, and must explain any instances where it does not require such studies. FDA’s January 2025 draft guidance on Accelerated Approval and Considerations for Determining Whether a Confirmatory Trial is Underway, while not finalized, suggests that FDA generally intends to consider a confirmatory trial to be "underway" prior to Accelerated Approval if (1) the trial has a target completion date that is consistent with diligent and timely conduct of the trial, considering the nature of the trial’s design and objectives, (2) the sponsor’s progress and plans for post approval conduct of the trial provide sufficient assurance to expect timely completion of the trial, and (3) enrollment of the confirmatory trial has been initiated.

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

We may seek to identify patient subsets within a disease category that may derive selective and meaningful benefit from the product candidate we are developing. Through collaborations or license agreements, companion diagnostics may help us to more accurately identify patients within a particular subset, both during our clinical trials and in connection with the commercialization of our product candidate, if approved. In connection with the clinical development of our product candidate for certain indications, we may work with collaborators to develop or obtain access to companion diagnostic tests to identify appropriate patients for our product candidate. We may rely on third parties for the development, testing and manufacturing of these companion diagnostics, the application for and receipt of any required regulatory clearances or approvals, and the commercial supply of these companion diagnostics. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as a medical device and may require separate regulatory authorization prior to commercialization. The FDA and foreign regulatory authorities regulate companion diagnostics as medical devices that will likely be subject to clinical trials in conjunction with the clinical trials for a product candidate, and which will require separate regulatory clearance or approval prior to commercialization. This process could include additional meetings with health authorities, such as a pre-submission meeting and the requirement to submit an investigational device exemption (IDE). In the case of a companion diagnostic that is designated as “significant risk device,” approval of an IDE by the FDA and an IRB is required before such diagnostic is used in conjunction with the clinical trials for a corresponding product candidate. We or our third party collaborators may fail to obtain the required regulatory clearances or approvals, which could prevent or delay approval of our product candidate. In addition, the commercial success of our product candidate that requires a companion diagnostic will be tied to and dependent upon the receipt of required regulatory clearances or approvals and the continued ability of such third parties to make the companion diagnostic commercially available to us on reasonable terms in the relevant geographies.

Our relationships with customers, physicians and third party payors are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, and other healthcare laws and regulations. If we are unable to comply or have not fully complied with these laws, we could face substantial penalties.

Healthcare providers, physicians and third party payors in the U.S. and elsewhere will play a primary role in the recommendation and prescription of any product candidate for which we obtain marketing licensure. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers, drug wholesalers/distributors, pharmacy benefit managers, and third party payors subject us to various federal and state fraud and abuse laws and other healthcare laws that may constrain the business or financial arrangements and relationships through which we research, develop, sell, market and distribute our product candidate, if we obtain marketing licensure. In particular, the research of our product candidate, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business or financial arrangements.

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

Even if we commercialize our product candidate, it or any other product candidate that we develop, may become subject to unfavorable pricing regulations or third party coverage or reimbursement practices, which could harm our business.

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

Our operations are subject to trade controls, sanctions and anti-corruption laws, and noncompliance could result in significant penalties and operational disruption.

We engage third parties and vendors and may conduct activities across multiple jurisdictions. As a result, our operations may be subject to import and export controls, economic sanctions, customs requirements, and anti-corruption and anti-bribery laws administered by the United States and foreign authorities. These regulatory regimes are complex, change frequently, and may be subject to differing interpretations.

Any failure, or alleged failure, by us or by third parties acting on our behalf to comply with these requirements could result in investigations, civil or criminal penalties, fines, loss of export privileges, contract termination, reputational harm, or increased compliance costs. Even allegations of noncompliance could divert management attention and materially adversely affect our business, financial condition and results of operations.

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

In addition, federal agency priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles and legislative developments. For example, the current presidential administration’s commitment to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as HHS, FDA and CMS. Efforts by the current administration to limit federal agency budgets or personnel may result in reductions to agency budgets, employees, and operations. The administration and agencies have also made abrupt announcements about new or changed regulatory policies, such as policies related to the use of artificial intelligence to review product applications. And, the recent federal government shutdown may prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, and may significantly impact the ability of the FDA to timely review and process our regulatory submissions. These developments may lead to greater uncertainty regarding FDA policies, slower response times and longer review periods, potentially affecting our ability to progress development of our product candidate or obtain regulatory approval for our product candidate.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical, and scientific personnel. We are highly dependent upon members of our senior management, including Thomas Civik, currently serving as Interim Chief Executive Officer of the Company, Jitendra Wadhane, who serves as Principal Financial and Accounting Officer, as well as our senior scientists, senior medical personnel and other members of our senior management team. The loss of one or more of our executive officers, senior scientists, senior medical personnel and other members of our senior management team could delay or prevent the successful development of our product pipeline, the initiation and completion of our clinical trials or the commercialization of our product candidate or any future product candidate.

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

Our use of emerging technologies, including artificial intelligence, may introduce operational, legal and reputational risks.

We and our third-party vendors may use emerging technologies, including artificial intelligence and machine-learning tools, in connection with research, data analysis, clinical operations or other business processes. These technologies may produce inaccurate, incomplete or misleading outputs, and errors may not be readily detectable. Their use may also raise novel issues relating to data privacy, intellectual property ownership, regulatory compliance and evolving industry standards.

The legal and regulatory framework governing these technologies is rapidly evolving. If we fail to appropriately govern their use, or if regulators impose new restrictions or requirements, we could experience delays, increased costs, regulatory scrutiny, litigation exposure or reputational harm, any of which could materially adversely affect our business.

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

Our research and development activities involve hazardous materials, and noncompliance with environmental, health and safety laws could result in significant liability.

Our research and development activities, and those of our third-party vendors, may involve the use, storage, transportation and disposal of biological materials, chemicals and other hazardous substances. These activities are subject to extensive environmental, health and safety laws and regulations. Accidental contamination, spills, exposures or other incidents could occur.

If such events occur, we could incur significant costs for investigation, remediation, fines or penalties, third-party claims and reputational harm. In addition, any material failure to comply with applicable environmental, health and safety requirements could disrupt our operations or delay development activities, which could materially adversely affect our business and prospects.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in October 2025, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown were to occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We are a party to license agreements with Pfizer, Biosion, and the University of Chicago, pursuant to which we in-license patents and technology for certain of our product candidate, pursuant to which we may license patents and technology for future product candidate. Our current license agreements and our collaboration agreement impose, and any future license agreements or collaboration agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement and/or other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, while we cannot currently determine the amount of the royalty obligations we would be required to pay on sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

We may form or seek additional collaborations or strategic alliances or enter into additional licensing arrangements in the future. If any of these collaborations, strategic alliances or licensing arrangements are not successful, we may not be able to capitalize on the market potential of the product candidate.

We may in the future form or seek strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our current or future product candidate. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.

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
•
the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•
the possible termination or non-renewal of the agreement by the CDMO at a time that is costly or inconvenient for us.

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

Legislative or regulatory restrictions on the use of certain foreign biotechnology or manufacturing service providers could materially disrupt our operations.

We rely on third-party manufacturers, suppliers and service providers for the development, manufacture and supply of our product candidate and related materials. Some of these third parties, or their subcontractors, may be located outside the United States. From time to time, legislative or regulatory proposals are introduced that could restrict, condition or prohibit U.S. companies from contracting with, or sourcing from, certain foreign biotechnology or manufacturing service providers, including providers located in China.

If such restrictions are enacted or expanded, we or our vendors may be required to discontinue relationships with affected counterparties, even if those counterparties provide specialized capabilities, capacity, or cost advantages. Transitioning to alternative providers could require significant time and expense, including technology transfer, qualification and validation activities, additional audits, and potential regulatory engagement. We may be unable to identify acceptable alternatives on reasonable timelines or terms, which could delay clinical trials, interrupt manufacturing, increase development costs, and materially adversely affect our business and prospects.

A portion of our manufacturing of our product candidate takes place in China, through third party manufacturers. A significant disruption in the operation of those manufacturers could materially adversely affect our business, financial condition and results of operations.

We currently contract manufacturing operations to third parties, and large quantities of our product candidate is manufactured by these third parties globally, including in China. Any disruption in production or inability of our manufacturers to produce adequate quantities to meet our needs could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidate. Foreign and certain Chinese biotechnology companies and CDMOs, may become subject to U.S. legislation, including the legislation pending in Congress called the BIOSECURE Act. The Act could impose trade restrictions, sanctions, and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities. If we are restricted or prohibited from working with our current CDMOs, we may incur added costs or reduction of the supply of material available to us, delays in the procurement or supply of such material or adverse effects on our ability to manufacture our product candidate. Additionally, changes in U.S. trade policy, sanctions, export controls, import restrictions, tariffs, or other measures targeting certain foreign jurisdictions or entities could increase our costs, delay clinical supply, limit access to manufacturing capacity or materials, or require us to transition to alternative vendors, which could require significant time, expense, and regulatory effort. Any such disruptions could accelerate our cash burn and increase our need for additional capital. Any of these matters could materially and adversely affect our business and results of operations. Any recall of the manufacturing lots or similar action regarding our product candidate used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. . In addition, supply chain disruptions and delays may also occur as a result of any new tariff policies or trade restrictions, which could also negatively impact third party manufacturing. For example, on April 2, 2025, the United States government announced a baseline 10% tariff on all foreign goods, with goods imported from specified nations, including China and those in the European Union, taxed at higher rates. Any of these matters could materially and adversely affect our business and results of operations. Recent U.S. biosecurity-related legislation and related regulatory actions could restrict or complicate the ability of life sciences companies to use certain third-party biotechnology service providers, including for manufacturing, testing, or research services, particularly where federal funding, grants, or contracts are implicated. To the extent we or our collaborators rely on affected providers (including providers with operations in China), we may need to transition to alternative vendors, which could increase costs, delay development timelines, and disrupt supply chains.

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

It is possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may be subject to a third party submission of prior art to the USPTO, or other patent offices, in our pending patent applications. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing. In addition to the above, patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO may be significantly narrowed or may not issue at all. The claims of our issued patents or patent applications when issued may not cover our current or future product candidate, or even if such patents provide coverage, the coverage obtained may not provide any competitive advantage. The patent applications that we own, or in-license, may fail to result in issued patents with claims that cover our current or future product candidate in the U.S. or in other foreign countries, or we may be required to disclaim all or a portion of the remaining patent term to secure issuance. Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of current and future product candidate. Further, if we encounter delays in regulatory licensure or approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

If the patent applications we own or have in-licensed with respect to our product candidate and discovery programs fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our current or any future product candidate, it could dissuade companies from collaborating with us to develop and commercialize product candidate and future drugs and threaten our ability to commercialize future drugs. Any such outcome could have a negative effect on our business.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patent rights may be challenged in the courts or patent offices in the U.S. and abroad. For example, we may become involved in opposition, derivation, reexamination, inter partes review, post-grant review, or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such proceeding, or in litigation, could reduce the scope of our patent claims, result in our patent rights being held invalid, in whole or in part, or unenforceable, or limit the duration of the patent protection of our technology and products, and allow third parties to commercialize our technology or products and compete directly with us without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize our current or any future product candidate.

Moreover, patents have a limited lifespan. In the U.S. and internationally, a patent generally expires 20 years after the earliest filing date of a non-provisional patent application. Various extensions may or may not be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our current or future product candidate, we may be open to competition from generic and/or biosimilar versions of such products. Given the amount of time required for the development, testing and regulatory review of new product candidate, patents protecting such candidate might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent rights may not provide us with sufficient rights to exclude others from commercializing drugs similar or identical to ours. We may also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. Even if our patent rights are unchallenged, our issued patents and our pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our owned patent rights by developing similar or alternative technologies or products in a non-infringing manner. For example, a third party may develop a competitive product that provides benefits similar to one or more of our product candidates, but that has a different composition that falls outside the scope of our patent protection. If the protection provided by our patent rights with respect to our product candidates is not sufficiently broad to impede such competition, or if the breadth, strength or term (including any extensions or adjustments) of protection provided by our patent rights with respect to our product candidates or any future product candidates is successfully challenged, our ability to successfully commercialize our product candidate could be negatively affected, which would harm our business.

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

The licensing of intellectual property is of critical importance to our business and to our current and future product candidates, and we may enter into additional such agreements in the future. In particular, the rights to the intellectual property covering MICVO are in-licensed from Pfizer. If we fail to meet our obligations under any of our in-license agreements, including the amended and restated license agreement with Pfizer, dated October 6, 2022, as further amended, then the licensor may terminate the license agreement. If one of our material in-license agreements is terminated, we will lose the right to continue to develop and commercialize the product candidate(s) covered by such in-license agreement. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under our in-license agreements, we may not be able to do so in a timely manner, at an acceptable cost or at all.

We may become involved in lawsuits to protect or enforce our patents, the patents of our licensors or our other intellectual property rights, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming and is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid, is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in such proceedings could put one or more of our owned or licensed patents at risk of being invalidated or interpreted narrowly and could put our owned or licensed patent applications at risk of not issuing. The initiation of a claim against a third party might also cause the third party to bring counter claims against us, such as claims asserting that our patent rights are invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent, withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex party reexaminations, inter parties review, or post-grant review, or oppositions or similar proceedings outside the U.S., in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is or will be no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates. Such a loss of patent protection could harm our business.

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

As of March 20, 2026, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially own approximately 39.9% of our outstanding common stock. As a result, these stockholders, if acting together, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, subject to certain limitations (including the limitations described below) until such unused losses expire (if at all). As of December 31, 2025, our federal and state net operating losses (NOLs) in the United States were $82.1 million ($390.9 million before tax) and $14.3 million ($218.2 million before tax) respectively. The federal net operating loss carryforward generated in the United States after tax year 2017 can be carried forward indefinitely but may be subject to annual usage limitations to the extent certain substantial changes in the entity's ownership occur. The federal net operating loss carryforward relating to tax years prior to 2017 of $5.9 million ($28.3 million before tax), acquired through Apexigen, begin to expire in 2033. The state net operating loss carryforwards begin expiring in 2035. In addition, as of December 31, 2025, we had $10.0 million and $3.6 million of federal and state credit carryovers which begin to expire in 2030. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

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

Our Principal Financial and Accounting Officer (PF & AO) is primarily responsible for assessing and managing cybersecurity risks across the company based on the assessments by our Senior Director of IT and third-party IT specialists. Additionally, our cybersecurity risk assessment and management processes are implemented and maintained by our Senior Director of IT with assistance from third-party IT specialists. Our PF & AO has extensive experience managing risks at our company and at similar companies in the past, including risks arising from cybersecurity threats. Our Senior Director of IT has over 25 years of experience in IT security and data analytics.

Our PF & AO is responsible for approving budgets and our Senior Director of IT is responsible for preparing for cybersecurity incidents, approving cybersecurity processes, and conducting regular reviews of security assessments and other security-related reports.

Our cybersecurity incident response is designed to escalate certain cybersecurity incidents to members of management. In addition, our cybersecurity incident response and vulnerability management policies and procedures include reporting to the Audit Committee of the Board for certain cybersecurity incidents.

Item 2. Properties.

Our headquarters are located at 321 Harrison Avenue, Boston, MA 02118, where we lease approximately 31,659 rentable square feet of office and laboratory space under a lease that terminates on December 31, 2032, with an additional five-year option to extend the lease beyond December 31, 2032. We also entered into a sublease for 17,729 square feet of this office and laboratory space commencing on March 24, 2023. The sublease agreement will continue through May 23, 2026. We continue to be responsible for performance under this lease until it expires on December 31, 2032.

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

Holders of Our Common Stock

Broadridge Corporate Issuer Solutions, Inc is our transfer agent and registrar for our common stock. As of the close of business on March 20, 2026, there were approximately 56 holders of record of shares of our common stock. These numbers were derived from our stockholder records and do not include beneficial owners of our common stock whose shares are held in “street” name with various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Not Applicable.

Securities Authorized for Issuance under Equity Incentive Plans

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Overview

Pyxis Oncology is a clinical-stage oncology company advancing a development strategy focused on addressing unmet medical needs in patients with solid tumors with an immediate focus on head and neck squamous cell carcinoma (HNSCC).

Our lead product candidate, micvotabart pelidotin (MICVO, formerly PYX-201), is an investigational novel antibody-drug conjugate (ADC) that uniquely targets the splice variant of fibronectin, extradomain-B of fibronectin (EDB+FN), a non-cellular structural component of the extracellular matrix (ECM) in the tumor microenvironment (TME). EDB+FN is an isoform of fibronectin present in tumors that is negligibly expressed in normal adult tissues and facilitates cancer progression by playing multiple roles including promoting cell proliferation, adhesion, and migration, activating the integrin signaling pathway, stimulating angiogenesis and vascular remodeling, driving epithelial-mesenchymal transition (EMT), and establishing the pre-metastatic niche. We believe EDB+FN is a compelling target for cancer therapeutics as the physiological expression of EDB+FN is very low in healthy adult tissues, yet it is found to be highly expressed in a variety of solid tumors.

Our ADC, MICVO, consists of a fully human IgG1 monoclonal antibody that is site-specifically conjugated to a cleavable linker with an optimized auristatin (Aur0101) microtubule inhibitor payload. Unlike conventional ADCs which bind to an antigen on the surface of a cancer cell, MICVO is designed to bind to EDB+FN in the tumor ECM, where extracellular proteases under acidic conditions cleave the linker to release the Aur0101 payload. The payload diffuses through the membrane of cancer cells to kill them directly, which is the first component of MICVO’s three-pronged mechanism of action (MOA). The dying cancer cells release the payload which diffuses into nearby cancer cells and kills them via the bystander effect, representing the second component of MICVO’s MOA. The dying cancer cells also release neoantigens which trigger immunogenic cell death (ICD), the final component of its MOA. Together with its purpose-built design and postulated three-pronged MOA, MICVO has the potential for improved stability and anti-tumor activity compared to conventional ADCs.

MICVO is currently being studied as monotherapy in recurrent and metastatic head and neck squamous cell carcinoma (R/M HNSCC) and in combination with KEYTRUDA® (pembrolizumab) in 1L/2L+ R/M HNSCC and other solid tumors.

MICVO Monotherapy

PYX-201-101 Phase 1 (Part 1) Monotherapy Dose Escalation Study

As part of our Phase 1 monotherapy study, referred to as PYX-201-101, we conducted a dose escalation study to evaluate MICVO monotherapy in patients with advanced solid tumors known to express EDB+FN. In November 2024, we reported positive preliminary results from the dose escalation study, which included a total of 80 patients dosed across nine solid tumor types at doses ranging from 0.3 mg/kg to 8 mg/kg, with a data cut-off of October 4, 2024. Of the nine solid tumor types included in the study, the strongest tumor regression response was observed in R/M HNSCC. Among the six efficacy evaluable heavily pre-treated patients with R/M HNSCC, the confirmed objective response rate (ORR) was 50% per RECIST v1.1 at the therapeutically active dose response range of 3.6 mg/kg – 5.4 mg/kg administered intravenously every three weeks (IV Q3W), including one confirmed complete response (CR) and two confirmed partial responses (PRs), with a disease control rate (DCR) of 100%. Based on observations from the dose-escalation study, 5.4 mg/kg IV Q3W presented an optimal benefit-risk profile within the efficacious dose range and was selected for dose expansion. Subsequent translational data indicated reduction in ctDNA TF after treatment with MICVO, particularly at the 5.4 mg/kg dose, supported a positive molecular response to MICVO, providing further validation of the dose selection strategy for dose expansion.

PYX-201-101 Phase 1 (Part 2) Monotherapy Dose Expansion in R/M HNSCC

In January 2025, we initiated the dose expansion portion (Part 2) of the Phase 1 PYX-201-101 monotherapy study to further evaluate MICVO as a monotherapy at a dose of 5.4 mg/kg IV Q3W and to assess preliminary efficacy in R/M HNSCC. The Part 2 dose-expansion phase includes the following two cohorts:

•
Arm 1: MICVO monotherapy for second line (2L) and third line (3L) R/M HNSCC patients who have received prior platinum-based chemotherapy and prior PD-(L)1 inhibitor therapy; and
•
Arm 2: MICVO monotherapy for 2L and 3L R/M HNSCC patients who have received prior epidermal growth factor receptor (EGFR) directed therapy and prior PD-(L)1 inhibitor therapy.

In December 2025, we reported positive preliminary data from our ongoing Phase 1 monotherapy study evaluating MICVO in patients with 2L+ R/M HNSCC, based on a data cut-off date of November 3, 2025, which included all R/M HNSCC patients dosed at 5.4 mg/kg total body weight (TBW) in Part 1 and in Part 2. As of the data cut-off, 18 R/M HNSCC patients had been treated and 13 patients were efficacy evaluable. All treated patients had received prior systemic therapy, with a median of three prior lines of therapy. All treated patients had received prior platinum-based and checkpoint inhibitor therapies while 67% of treated patients had received prior taxanes and 50% of treated patients had received prior EGFR-targeted therapies, specifically cetuximab. Among the 13 efficacy evaluable patients, the confirmed ORR was 46% (6/13, one patient confirmed response after November 3, 2025 data cut-off) per RECIST v1.1, including one confirmed complete response. Confirmed responses were observed in both dose-expansion cohorts, including patients previously treated with platinum-based therapy and anti-PD(L)1 therapy (Arm 1) and patients previously treated with an EGFR inhibitor and/or anti-PD(L)1 therapy (Arm 2), and were observed in patients regardless of HPV status. The preliminary data also showed a DCR of 92%, with 12 of 13 efficacy evaluable patients demonstrating significant tumor regression or tumor control.

Preliminary data reported in December 2025 indicated that MICVO was generally well tolerated. No Grade 4 ADC payload treatment-related adverse events (TRAEs) of interest were observed, and no Grade 5 events occurred. TRAEs were reported in 89% (16/18) of patients, with Grade ≥3 TRAEs reported in 56% (10/18) of patients. TRAEs leading to treatment discontinuation occurred in 28% (5/18) of patients. We observed a higher discontinuation rate and incidence of Grade ≥3 TRAEs in high body weight patients (defined as at least 10% above adjusted ideal body weight, or AIBW). In the preliminary dataset, all patients (5/5) who experienced TRAEs leading to treatment discontinuation had high body weight. Several approved ADCs have demonstrated comparable associations among patient body weight, systematic drug exposure, and tolerability profiles. Many of these ADCs, such as Padcev, Adcetris, and Elahere, have addressed such observations through dosing modifications that resulted in an improved tolerability profile while sustaining efficacy, including through capping the maximum allowable dose or employing AIBW dosing. We are actively evaluating both of these approaches to optimize MICVO’s benefit-risk profile.

MICVO Combination Therapy

In November 2024, we announced a Clinical Trial Collaboration and Supply Agreement with Merck & Co, Inc. or Merck (known as MSD outside of the United States and Canada), for a Pyxis Oncology-sponsored study of MICVO in combination with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab). In January 2025, we initiated the Phase 1/2 combination study with KEYTRUDA®, PYX-201-102, and are actively enrolling and dosing patients in this study. PYX-201-102 is a Phase 1/2 open label, global, multicenter dose escalation and dose expansion study designed to evaluate the safety, tolerability, pharmacokinetics (PK), pharmacodynamics (PD) and preliminary efficacy of MICVO in combination with pembrolizumab in patients with advanced solid tumors. Patients with histologically or cytologically confirmed advanced solid tumors, including 1L R/M HNSCC, 2L+ R/M HNSCC, cervical cancer, gastric cancer, HR+/HER2- breast cancer, and locally advanced or metastatic triple-negative breast cancer (TNBC), are eligible to enroll.

PYX-201-102 Phase 1/2 Preliminary Combination Data in R/M HNSCC

In December 2025, we reported positive preliminary data from this study, evaluating MICVO at 3.6 mg/kg and 4.4 mg/kg IV Q3W, each administered in combination with a fixed 200 mg dose of pembrolizumab Q3W, in patients with 1L/2L+ R/M HNSCC. As of the data cut-off date of November 3, 2025, seven patients had been treated, including four patients at 3.6 mg/kg and three patients at 4.4 mg/kg of MICVO, each in combination with pembrolizumab. All treated patients had received prior systemic therapy, including four patients with 1L R/M HNSCC (median of one prior systemic therapy administered in the neoadjuvant or adjuvant setting) and three patients with 2L+ R/M HNSCC (median of three prior lines of therapy, some of which were administered prior to the R/M setting). Among the seven efficacy-evaluable patients, the confirmed ORR was 71% (5/7, one patient confirmed response after November 3, 2025 data cut-off) and the DCR was 100% (7/7), with all seven patients demonstrating meaningful tumor regression. Responses were observed across a range of PD-L1 combined positive scores (CPS), from CPS≥1 to CPS>20, and included responses in patients who had previously received checkpoint inhibitor treatment and had experienced disease progression while receiving checkpoint inhibitor treatment. Preliminary safety data indicated that MICVO in combination with pembrolizumab was generally well tolerated, with no Grade 3 or Grade 4 ADC payload TRAEs of interest and no Grade 5 events reported. TRAEs were reported in 86% (6/7) of patients. No TRAEs led to treatment discontinuation, and, as of the data cut-off date, no overlapping toxicities between MICVO and pembrolizumab (KEYTRUDA®) had been observed.

We believe the totality of our preliminary data supports continued clinical development of both MICVO monotherapy expansion and combination therapy trials.

Our Clinical Pipeline

The following table summarizes our clinical pipeline:

MICVO Monotherapy Pipeline

The dose expansion phase of our PYX-201-101 monotherapy study is ongoing with the objective of further evaluating the preliminary safety, efficacy and durability signals observed with MICVO in R/M HNSCC at the 5.4mg/kg dose. We completed target enrollment of approximately 40 patients in the Phase 1 monotherapy dose expansion study of MICVO in 2L+ R/M HNSCC in the first quarter of 2026 and are actively treating patients in two monotherapy R/M HNSCC cohorts at the 5.4 mg/kg IV Q3W dose. The dose expansion phase includes the following R/M HNSCC cohorts across sites in the United States (US), European Union (EU) and other countries:

•
MICVO monotherapy for 2L and 3L R/M HNSCC patients who have received prior platinum-based chemotherapy and prior PD-(L)1 inhibitor therapy. We expect to enroll approximately 20 patients in this expansion cohort at the 5.4 mg/kg IV Q3W dose and anticipate reporting updated clinical data from this cohort in mid-2026; and
•
MICVO monotherapy for 2L and 3L R/M HNSCC patients who have received prior epidermal growth factor receptor (EGFR) directed therapy and prior PD-(L)1 inhibitor therapy. We expect to enroll approximately 20 patients in this expansion cohort at the 5.4 mg/kg IV Q3W dose and anticipate reporting updated clinical data from this cohort in mid-2026.

MICVO Phase 1 monotherapy data in 2L+ R/M HNSCC expected in mid-year 2026 will include patients dosed at 5.4 mg/kg IV Q3W with a dose cap for patients with higher body weight, as well as patients previously dosed at 5.4 mg/kg IV Q3W based on total body weight. The results are expected to include detailed analyses of the effect of the modified weight-based dosing strategy on safety and efficacy. AIBW dosing, which has demonstrated improved tolerability without apparent loss of activity in clinical studies of other antibody-drug conjugates, is being implemented in ongoing clinical studies as well.

During the fourth quarter of 2025, we obtained feedback and alignment from the U.S. Food and Drug Administration (FDA) regarding the clinical trial design for a planned pivotal monotherapy study in 2L+ R/M HNSCC.

MICVO Combination Therapy Pipeline

Our Phase 1/2 combination study with KEYTRUDA® (PYX-201-102) is ongoing and we are conducting the dose escalation phase of PYX-201-102 across multiple tumor types with the objective of identifying the Recommended Phase 2 Dose (RP2D) of MICVO in combination with pembrolizumab. We are currently enrolling and dosing patients across several dose levels between 3.6 mg/kg and 5.4 mg/kg of MICVO, in combination with pembrolizumab at the fixed dose of 200 mg IV Q3W, in order to accurately characterize the RP2D for MICVO in combination with pembrolizumab, subject to ongoing safety review, enrollment progress, and clinical data evaluation.

We expect to report updated data from the PYX-201-102 study in patients with 1L/2L+ R/M HNSCC in the second half of 2026.

Since our inception, we have focused substantially all of our resources on conducting research and development activities, undertaking preclinical studies and clinical trials, organizing and staffing our company, business planning, raising capital, establishing and maintaining our intellectual property portfolio and identifying potential product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have incurred significant operating losses since our inception. We reported net losses of $79.6 million and $77.3 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $443.2 million, net equity of $53.4 million, and cash, cash equivalents and marketable debt securities of $66.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses and capital expenditures will increase substantially in connection with our ongoing activities. Our operations to date have been financed primarily through sales of convertible preferred stock and sale of equity securities and additional funding will be necessary to fund future clinical and preclinical activities.

Components of Our Results of Operations

Revenues

To date, we have not generated any revenues from product sales and do not expect to generate any revenues from product sales in the foreseeable future. We record revenues from research and development agreements, including amounts related to upfront receipt for license fees, royalties, sale of royalty rights, milestones and other contingent receipts and fees for research and development services.

Our ability to generate product revenues will depend upon our ability to successfully develop, obtain regulatory approval and commercialize our product candidate. Due to the numerous risks and uncertainties associated with product development and regulatory approval, we are unable to predict the amount, timing or whether we will be able to obtain product revenues.

Costs and Operating Expenses

Cost of Revenues

The components of our cost of revenues are expenses directly attributable to earn revenues. For the years ended December 31, 2025 and 2024, cost of revenues consists of the expensing of the remaining carrying value of the definite‑lived intangible asset associated with certain royalty rights.

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

Other Income, Net

Other income, net primarily consists of interest earned on our invested cash and cash equivalent balances, accretion of discounts associated with our marketable debt securities and sublease rental income under our sublease.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

Our results of operations were as follows (in thousands):

	Year Ended December 31,
	2025	2024	Change
Revenues
Sale of royalty rights	$11,038	$8,000	$3,038
Milestone revenue	2,820	—	2,820
Royalty revenues	—	8,146	(8,146)
Total revenues	13,858	16,146	(2,288)
Costs and operating expenses
Cost of revenues	2,388	475	1,913
Research and development	73,696	58,747	14,949
General and administrative	22,194	25,420	(3,226)
Impairment of in-process research and development intangible asset	—	20,964	(20,964)
Total costs and operating expenses	98,278	105,606	(7,328)
Loss from operations	(84,420)	(89,460)	5,040
Other income, net
Interest and investment income, net	3,610	7,039	(3,429)
Sublease income	2,575	2,926	(351)
Total other income, net	6,185	9,965	(3,780)
Loss before income taxes	(78,235)	(79,495)	1,260
Income tax expense (benefit)	1,386	(2,164)	3,550
Net loss	$(79,621)	$(77,331)	$(2,290)

Revenues

Revenues decreased by $2.3 million, from $16.1 million for the year ended December 31, 2024, to $13.9 million for the year ended December 31, 2025.

For the year ended December 31, 2025, we recognized revenue primarily in connection with the Simcere Agreement. Such revenue included a $2.8 million regulatory milestone earned upon approval of suvemcitug in China. In addition, we recognized consideration related to the sale of royalty rights for Enzeshu® under the amended License and Collaboration Agreement between Simcere and Apexigen, which included a one-time payment of $11.0 million and four semi-annual installment payments of $175,000 each.

For the year ended December 31, 2024, revenues consisted of amounts recognized for the Settlement Agreement with Novartis. Pursuant to the Settlement Agreement, we transferred our rights to future royalties on net sales of Beovu® to Novartis in exchange for a one-time payment of $8.0 million. In addition, Novartis agreed to waive its right to recoup $8.1 million of royalties previously paid to us and Apexigen.

Costs and Operating Expenses

Cost of Revenues

Cost of revenues was $2.4 million for the year ended December 31, 2025, compared to $0.5 million for the year ended December 31, 2024. Cost of revenues in each period consisted of the write-off of the remaining carrying value of the definite-lived intangible asset associated with royalty rights sold to Simcere pursuant to the Simcere Agreement in 2025 and to Novartis pursuant to the Settlement Agreement in 2024.

Research and Development Expenses

Research and development expenses were as follows (in thousands):

	Year Ended December 31,
	2025	2024	Change
Program-specific costs:
MICVO	$41,042	$26,901	$14,141
PYX-106	3,130	7,462	(4,332)
Other program costs	1,423	1,293	130
Total program costs	45,595	35,656	9,939
Unallocated costs:
Personnel-related expenses including stock-based compensation	18,867	17,295	1,572
Other costs	9,234	5,796	3,438
Total research and development expenses	$73,696	$58,747	$14,949

Research and development expenses increased by $15.0 million, from $58.7 million for the year ended December 31, 2024, to $73.7 million for the year ended December 31, 2025.

MICVO program-specific research and development costs increased by $14.1 million, primarily reflecting a $6.1 million increase in contract manufacturing costs due to the timing of MICVO manufacturing runs and a $7.5 million increase in clinical trial-related expenses associated with the MICVO monotherapy and combination therapy trials, as a result of a higher number of patients dosed and site activations.

PYX-106 program-specific research and development costs decreased by $4.3 million, primarily reflecting lower program-related expenses following the pause in clinical development of PYX-106-101 in December 2024.

Unallocated research and development costs increased by $5.0 million primarily due to severance cost of $0.9 million and an increase in other business expenses.

General and Administrative Expenses

General and administrative expenses were as follows (in thousands):

	Year Ended December 31,
	2025	2024	Change
Personnel-related expenses including stock-based compensation	$13,880	$15,780	$(1,900)
Professional and consultant fees	4,179	4,491	(312)
Facilities, insurance and other costs	4,135	5,149	(1,014)
Total general and administrative expenses	$22,194	$25,420	$(3,226)

General and administrative expenses decreased by $3.2 million, from $25.4 million for the year ended December 31, 2024, to $22.2 million for the year ended December 31, 2025. This decrease was primarily attributable to a $1.9 million reduction in personnel-related expenses, including $0.6 million of lower employee-related costs and $1.3 million of lower stock-based compensation. In addition, facilities, insurance and other costs decreased by $1.0 million, and professional and consultant fees decreased by $0.3 million, primarily reflecting lower legal costs in 2025 as compared to 2024.

Impairment of In-Process Research and Development Intangible Asset

In December 2024, we announced a strategic realignment plan to prioritize resources toward clinical development of MICVO and continue to defer further clinical development of PYX-107. As a result of the uncertain timing of the future clinical development of PYX-107, we recognized an impairment loss of $21.0 million during the year ended December 31, 2024. No impairment loss was recorded during the year ended December 31, 2025.

Other Income, net

Other income, net for the years ended December 31, 2025 and 2024 was $6.2 million and $10.0 million, respectively. The decrease was primarily due to a decrease in interest and investment income as compared to the previous year.

Income Taxes

Income tax expense was $1.4 million for the year ended December 31, 2025, as compared to an income tax benefit of $2.2 million for the year ended December 31, 2024. Income tax expense for 2025 was primarily related to corporate income taxes in China associated with revenue recognized from the regulatory approval milestone payment and sale of royalty rights under the Simcere Agreement. The 2024 income tax benefit resulted from the reversal of the deferred tax liability associated with the impairment of the PYX-107 IPR&D intangible asset.

Liquidity and Capital Resources

We had cash, cash equivalents and marketable debt securities of $66.9 million as of December 31, 2025. For the years ended December 31, 2025 and 2024, we had net losses of $79.6 million and $77.3 million, respectively. As of December 31, 2025, we had an accumulated deficit of $443.2 million.

On November 26, 2025, we filed a registration statement on Form S-3 with the SEC for the issuance of common stock, preferred stock, warrants, debt securities, rights and units up to an aggregate of $350.0 million. On December 9, 2025, the registration statement was declared effective by the SEC. The registration statement includes an at-the-market (ATM) offering program for the sale of up to $150.0 million of shares of our common stock. During the year ended December 31, 2025, we did not sell any shares under the ATM program. As of December 31, 2025, we had $150.0 million of remaining capacity available under the ATM facility.

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance further clinical trials for MICVO. The timing and amount of our funding requirements will depend on many factors, including:

•
the cost associated with monotherapy and combination therapy clinical trials for MICVO;
•
the manufacture of drug products and drug substance for MICVO;
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

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(63,502)	$(57,672)
Net cash provided by investing activities	58,857	8,155
Net cash provided by financing activities	594	59,326
Net (decrease) increase in cash, cash equivalents and restricted cash	$(4,051)	$9,809

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $63.5 million, which consisted of our net loss of $79.6 million, a net increase in our operating assets and liabilities of $1.9 million partially offset by non-cash charges of $14.2 million. The non-cash charges were primarily due to $11.8 million in stock-based compensation, $4.5 million of depreciation and amortization expense and $0.8 million of operating lease expense, offset by $3.0 million of accretion of discounts on marketable debt securities. The net change in our operating assets and liabilities was primarily due to a $6.0 million increase in accounts payable related to timing of vendor payment, a $0.3 million decrease in prepaid expenses and other current assets, a reduction of $2.8 million in accrued expenses and other current liabilities and a decrease in operating lease liabilities of $1.5 million.

Net cash used in operating activities for the year ended December 31, 2024 was $57.7 million, which consisted of our net loss of $77.3 million and a net change in our operating assets and liabilities of $11.8 million, offset by non-cash charges of $31.5 million. The non-cash charges were primarily due to a $21.0 impairment of an intangible asset, $12.9 million in stock-based compensation and $3.0 million of depreciation and amortization expense, offset by $6.1 million of accretion of discounts on marketable debt securities. The net change in our operating assets and liabilities was primarily due to reversal of $7.7 million in deferred revenue related to the Settlement Agreement with Novartis, a reduction of $1.7 million in accrued expenses and other current liabilities and a decrease in operating lease payments of $1.2 million. These decreases were partially offset by a $1.2 million increase in accounts payable related to timing of vendor payments.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2025 was $58.9 million, which consisted of the redemption of marketable debt securities of $165.9 million, offset by purchases of marketable debt securities of $107.0 million.

Net cash used in investing activities for the year ended December 31, 2024 was $8.2 million, which consisted of the redemption of marketable debt securities of $168.5 million, offset by purchases of marketable debt securities of $160.1 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $0.6 million, which consisted primarily of $0.7 million in net proceeds from exercise of stock options and proceeds from issuance of common stock under the ESPP, partially offset by tax withholding payments related to the net settlement of restricted common stock of $0.1 million.

Net cash provided by financing activities for the year ended December 31, 2024 was $59.3 million, which consisted primarily of net proceeds from the issuance of common stock and pre-funded warrants in private placements and our ATM offering program.

Outlook and Going Concern

As of December 31, 2025, we had approximately $66.9 million in cash, cash equivalents and marketable debt securities. We believe that our cash, cash equivalents and marketable debt securities as of December 31, 2025 will be sufficient to fund our operations into the fourth quarter of 2026. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expect.

Our future cash flows are dependent on key variables such as its ability to secure additional sources of funding in the form of public or private financing of equity or debt or collaboration agreements or a combination of these. While we remain optimistic to obtain additional funding, the current available cash, cash equivalents and marketable debt securities, will not be sufficient to fund our operations over the next

12 months from the date of this Annual Report on Form 10-K. This condition raises substantial doubt about our ability to continue as a going concern for one year from the date the audited consolidated financial statements are issued.

Contractual Obligations and Commitments

Operating Lease Obligation

We lease an office and laboratory space in Boston, Massachusetts with lease payments that continue through December 31, 2032 and have scheduled rent increases each year of 3%. Additionally, we sublease 17,729 square feet of office and laboratory space in the building located at 321 Harrison Avenue, Boston, Massachusetts. The remaining contractual fixed lease payments, net of sublease payments and tenant improvement allowance, over the term of the lease aggregate to $25.1 million. The operating lease obligation is discussed in Note 12, Operating Leases, in our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Other obligations

We enter into licensing and related agreements in the normal course of business. In accordance with these agreements, we are obligated to pay, among other items, future contingent payments, royalties, and sublicensing revenue in the future, as applicable. We have not included potential future payments due under these licensing and collaboration agreements in contractual obligations because the payment obligations under the agreements are contingent upon future events. Refer to Note 3, Licensing Agreements, in our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

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

Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. Research and development costs are expensed as incurred and consist primarily of license fees to acquire intellectual property that do not meet the definition of intangible assets and costs incurred in performing research and development activities, including personnel-related expenses such as salaries, stock-based compensation and benefits, facilities costs, depreciation, as well as external costs from third parties who conduct research and development activities (including manufacturing) on our behalf. This process involves estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. Payments under some of these contracts depend on preclinical and/or clinical trial milestones. At each period end, we corroborate the accuracy of these estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include those related to fees paid to:

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

We record the expense and accrual related to contract research and manufacturing based on our estimates of the services received and efforts expended pursuant to the terms of the contractual arrangements considering a number of factors, including our knowledge of the progress towards completion of the research, development and manufacturing activities; invoicing to date under contracts; communication from the CROs, CDMOs and other companies of any actual costs incurred during the period that have not yet been invoiced; and the costs included in the contracts and purchase orders. There may be instances in which payments made to our vendors exceed the level of services provided and result in a prepayment of expenses. In accruing service fees, we estimate the period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expense accordingly. There have not been any material adjustments to our prior estimates of accrued research and development expenses.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our management, with the participation of our Principal Executive Officer and our Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Annual Report. Based on this evaluation, our Principal Executive Officer and our Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our Principal Executive and Principal Financial and Accounting Officers and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in its 2013 Internal Control - Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control

Our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B. Other Information.

Trading arrangement

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K for the purchase or sale of our securities, except as set forth below:

Name and Title	Type of Plan	Adoption or Termination Date	Plan Start Date	Plan End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Lara Sullivan, M.D., Former President, Chief Executive Officer and Chief Medical Officer and Current Director	Rule 10b5-1 trading arrangement	Adopted on December 22, 2025	December 22, 2025	March 31, 2027	411,845	Sales of shares intended to satisfy the affirmative defense of Rule 10b5–1(c)

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

The remaining information required by this item will be included in our definitive proxy statement to be filed with the SEC for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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
(3)
Exhibits:

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated May 23, 2023, by and among Pyxis Oncology, Inc., Ascent Merger Sub Corp., and Apexigen Inc.	8-K	001-40881	2.1	May 24, 2023
3.1	Amended and Restated Certificate of Incorporation of Pyxis Oncology, Inc.	10-Q	001-40881	3.1	November 15, 2021
3.2	Amended and Restated Bylaws of Pyxis Oncology, Inc.	10-Q	001-40881	3.1	November 15, 2021
4.1	Description of registrant’s securities	10-K	001-40881	4.1	March 22, 2023
4.2	Form of Pyxis Oncology Warrant #1 (common stock purchase warrant of Apexigen assumed by Pyxis Oncology in connection with the Merger on August 23, 2023)	POS AM	333-272510	4.2	August 23, 2023
4.3	Form of Pyxis Oncology Warrant #2 (placement agent common stock purchase warrant of Apexigen assumed by Pyxis Oncology in connection with the Merger on August 23, 2023)	POS AM	333-272510	4.3	August 23, 2023
4.4	Warrant Assumption Agreement, dated August 23, 2023, by and among Apexigen and Pyxis Oncology	POS AM	333-272510	4.4	August 23, 2023
4.5	Amended and Restated Warrant Agreement, dated July 29, 2022, by and between Brookline Capital Acquisition Corp. (“BCAC”) and Continental Stock Transfer and Trust Company (“Continental”) which includes a form of warrant certificate for the Pyxis Oncology Warrant #3 (warrant of BCAC assumed by Apexigen in connection with its business combination with BCAC, assumed by Pyxis Oncology in connection with the Merger on August 23, 2023)	POS AM	333-272510	4.5	August 23, 2023
4.6	Warrant Assignment, Assumption and Amendment Agreement, dated August 23, 2023, by and among Apexigen (as successor to BCAC), Pyxis Oncology and Broadridge Corporate Issuer Solutions, LLC (as successor to Continental).	POS AM	333-272510	4.6	August 23, 2023
4.7	Form of Pyxis Oncology Warrant #4 (warrant of Epitomics, Inc. (“Epitomics”) assumed by Apexigen in connection with its spin-out from Epitomics, assumed by Pyxis Oncology in connection with the Merger on August 23, 2023)	POS AM	333-272510	4.7	August 23, 2023
10.3+	Pyxis Oncology, Inc. 2019 Equity Incentive Plan	S-8	333-260441	4.3	October 22, 2021
10.4+	Pyxis Oncology, Inc. 2021 Equity Incentive Plan	S-8	333-260441	4.4	October 22, 2021
10.5+	Pyxis Oncology, Inc. Employee Stock Purchase Plan	S-8	333-260441	4.5	October 22, 2021
10.6†	License Agreement by and between Pyxis Oncology, Inc. and Pfizer Inc., dated December 8, 2020	S-1	333-259627	10.7	September 17, 2021
10.7†	Amendment No. 1 to License Agreement by and between Pyxis Oncology, Inc. and Pfizer Inc., dated March 22, 2021	S-1	333-259627	10.8	September 17, 2021
10.8†	Exclusive License Agreement between the University of Chicago and Pyxis Oncology for Cancer Immunotherapy Technology, dated April 16, 2020	S-1	333-259627	10.9	September 17, 2021
10.13	Lease by and between B9 LS Harrison & Washington LLC and Pyxis Oncology, Inc., dated September 29, 2021.	S-1/A	333-259627	10.15	October 1, 2021
10.14†	License Agreement, dated March 28, 2022 between the registrant and Biosion USA, Inc.	10-Q	001-40881	10.1	May 13, 2022
10.15†	Amended and Restated License Agreement by and between Pyxis Oncology, Inc. and Pfizer Inc., dated October 6, 2022	10-Q	001-40881	10.1	November 1, 2022
10.16†	Letter Agreement by and between Pyxis Oncology, Inc. and Pfizer Inc., dated October 14, 2022	10-Q	001-40881	10.2	November 1, 2022
10.17+	Amended Employment Agreement between Pyxis Oncology, Inc. and Lara Sullivan, M.D.	10-K	001-40881	10.21	March 22, 2023

10.18+	Amended Employment Agreement between Pyxis Oncology, Inc. and Pamela Connealy	10-K	001-40881	10.22	March 22, 2023
10.19+	Amended Employment Agreement between Pyxis Oncology, Inc. and Jitu Wadhane	10-K	001-40881	10.23	March 22, 2023
10.20	Amendment No. 1 dated March 16, 2023 to Amended and Restated License Agreement by and between Pyxis Oncology, Inc. and Pfizer Inc., dated October 14, 2022	10-K	001-40881	10.24	March 22, 2023
10.21†	Amendment No. 1 to License Agreement, dated March 28, 2022 between the registrant and Biosion USA, Inc.	10-K	001-40881	10.25	March 22, 2023
10.22†	Amendment No. 2 to License Agreement, dated March 28, 2022 between the registrant and Biosion USA, Inc.	10-K	001-40881	10.26	March 22, 2023
10.23†	Amendment No. 3 to License Agreement, dated March 28, 2022 between the registrant and Biosion USA, Inc.	10-K	001-40881	10.27	March 22, 2023
10.24†	Amendment No. 4 to License Agreement by and between Pyxis Oncology, Inc. and Biosion USA, Inc. Dated May 17, 2023	10-Q	001-40881	10.1	August 11, 2023
10.25+	Apexigen, Inc. 2010 Equity Incentive Plan.	S-8 POS	333-272510	4.3	August 23, 2023
10.26+	Apexigen, Inc. 2020 Equity Incentive Plan.	S-8 POS	333-272510	4.4	August 23, 2023
10.27+	Apexigen, Inc. 2022 Equity Incentive Plan.	S-8 POS	333-272510	4.5	August 23, 2023
10.30+†	Amended Employment Agreement between Pyxis Oncology, Inc. and Ken Kobayashi, M.D.	10-K	001-40881	10.34	March 21, 2024
10.32	Pyxis Oncology, Inc. Deferred Compensation Plan	10-Q	001-40881	10.1	August 14, 2024
10.33	First Amendment to Pyxis Oncology, Inc. 2021 Equity and Incentive Plan	14A	001-40881	A-1	September 25, 2024
10.34	Separation Agreement and General Release of Ken Kobayashi	10-Q	001-40881	10.1	May 15, 2025
10.35	Separation Agreement and General Release of Pamela Connealy	10-Q	001-40881	10.1	August 14, 2025
10.36	Amended Employment Agreement between Pyxis Oncology, Inc. and Thomas Civik					X
19.1	Insider Trading Policy dated November 14, 2023	10-K	001-40881	19.1	March 18, 2025
21.1	List of Subsidiaries	10-K	001-40881	21.1	March 21, 2024
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)					X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97	Pyxis Oncology, Inc. Clawback Policy	10-K	001-40881	97	March 22, 2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Pyxis Oncology, Inc.

Date: March 23, 2026	By:	/s/ Thomas Civik
Thomas Civik
Interim Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas Civik and Jitendra Wadhane and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas Civik	Interim Chief Executive Officer, Director	March 23, 2026
Thomas Civik	(Principal Executive Officer)

/s/ Jitendra Wadhane	Principal Financial and Accounting Officer	March 23, 2026
Jitendra Wadhane	(Principal Financial and Accounting Officer)

/s/ John Flavin	Chairman of the Board of Directors	March 23, 2026
John Flavin

/s/ Darren Cline	Director	March 23, 2026
Darren Cline

/s/ Freda Lewis-Hall, M.D.	Director	March 23, 2026
Freda Lewis-Hall, M.D.

/s/ Rachel Humphrey, M.D.	Director	March 23, 2026
Rachel Humphrey, M.D.

/s/ Jakob Dupont, M.D.	Director	March 23, 2026
Jakob Dupont, M.D.

/s/ Santhosh Palani, Ph.D., CFA	Director	March 23, 2026
Santhosh Palani, Ph.D., CFA

/s/ Michael A. Metzger	Director	March 23, 2026
Michael A. Metzger

/s/ Lara Sullivan, M.D.	Director	March 23, 2026
Lara Sullivan, M.D.

PYXIS ONCOLOGY, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Pyxis Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pyxis Oncology, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boston, Massachusetts

March 23, 2026

PYXIS ONCOLOGY, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$15,422	$19,473
Marketable debt securities	51,435	107,458
Restricted cash	1,472	1,472
Prepaid expenses and other current assets	3,776	4,037
Total current assets	72,105	132,440
Property and equipment, net	7,997	9,899
Intangible assets, net	—	2,600
Operating lease right-of-use asset	11,418	12,242
Total assets	$91,520	$157,181
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,885	$4,859
Accrued expenses and other current liabilities	8,554	11,371
Operating lease liabilities, current portion	1,692	1,450
Total current liabilities	21,131	17,680
Operating lease liabilities, net of current portion	16,958	18,650
Financing lease liabilities, net of current portion	23	100
Total liabilities	38,112	36,430
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 190,000,000 shares authorized; 62,690,229 and 59,967,814 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	63	60
Additional paid-in capital	496,469	484,077
Accumulated other comprehensive income	53	170
Accumulated deficit	(443,177)	(363,556)
Total stockholders’ equity	53,408	120,751
Total liabilities and stockholders’ equity	$91,520	$157,181

The accompanying notes are an integral part of these consolidated financial statements.

PYXIS ONCOLOGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Revenues
Sale of royalty rights (See Note 4)	$11,038	$8,000
Milestone revenue (See Note 3)	2,820	—
Royalty revenues	—	8,146
Total revenues	13,858	16,146
Costs and operating expenses
Cost of revenues	2,388	475
Research and development	73,696	58,747
General and administrative	22,194	25,420
Impairment of in-process research and development intangible asset (See Note 10)	—	20,964
Total costs and operating expenses	98,278	105,606
Loss from operations	(84,420)	(89,460)
Other income, net
Interest and investment income, net	3,610	7,039
Sublease income	2,575	2,926
Total other income, net	6,185	9,965
Loss before income taxes	(78,235)	(79,495)
Income tax expense (benefit)	1,386	(2,164)
Net loss	$(79,621)	$(77,331)
Net loss per common share - basic and diluted	$(1.28)	$(1.32)
Weighted average shares of common stock outstanding - basic and diluted	62,143,166	58,445,765
Other comprehensive (loss) income
Net unrealized (loss) gain on marketable debt securities	(117)	107
Other comprehensive (loss) income	(117)	107
Comprehensive loss	$(79,738)	$(77,224)

The accompanying notes are an integral part of these consolidated financial statements.

PYXIS ONCOLOGY, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	59,967,814	$60	$484,077	$170	$(363,556)	$120,751
Exercise of pre-funded warrants	1,611,215	2	—	—	—	2
Stock options exercised	345,435	—	632	—	—	632
Issuance of restricted common stock, net of tax withholdings	687,859	1	(149)	—	—	(148)
Issuance of common stock under employee stock purchase plan (ESPP)	77,906	—	108	—	—	108
Stock-based compensation	—	—	11,801	—	—	11,801
Net unrealized loss on marketable debt securities	—	—	—	(117)	—	(117)
Net loss	—	—	—	—	(79,621)	(79,621)
Balance at December 31, 2025	62,690,229	$63	$496,469	$53	$(443,177)	$53,408

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2023	44,754,853	$45	$411,821	$63	$(286,225)	$125,704
Issuance of common stock in private placement, net of offering costs	8,849,371	9	39,163	—	—	39,172
Issuance of common stock pursuant to (ATM) program, net of offering costs	4,050,000	4	12,170	—	—	12,174
Issuance of pre-funded warrants in private placement, net of offering costs	—	—	7,700	—	—	7,700
Stock options exercised	123,312	—	296	—	—	296
Issuance of restricted common stock, net of tax withholdings	2,088,109	2	(242)	—	—	(240)
Issuance of common stock under ESPP	102,169	—	224	—	—	224
Stock-based compensation	—	—	12,945	—	—	12,945
Net unrealized gains on marketable debt securities	—	—	—	107	—	107
Net loss	—	—	—	—	(77,331)	(77,331)
Balance at December 31, 2024	59,967,814	$60	$484,077	$170	$(363,556)	$120,751

The accompanying notes are an integral part of these consolidated financial statements.

PYXIS ONCOLOGY, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024
Operating activities
Net loss	$(79,621)	$(77,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,511	2,982
Stock-based compensation	11,801	12,945
Non-cash operating lease expense	824	700
Impairment of in-process research and development intangible asset	—	20,964
Accretion of discount on marketable debt securities	(2,960)	(6,109)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	261	(203)
Accounts payable	6,026	1,200
Accrued expenses and other current liabilities	(2,823)	(1,670)
Operating lease liabilities	(1,450)	(1,231)
Deferred revenues	—	(7,660)
Deferred tax liabilities	—	(2,164)
Other	(71)	(95)
Net cash used in operating activities	(63,502)	(57,672)
Investing activities
Redemption of marketable debt securities	165,871	168,510
Purchase of marketable debt securities	(107,005)	(160,118)
Purchase of property and equipment	(9)	(237)
Net cash provided by investing activities	58,857	8,155
Financing activities
Proceeds from issuance of common stock and pre-funded warrants in private placement, net of offering costs	2	46,872
Proceeds from issuance of common stock pursuant to ATM program, net of offering costs	—	12,174
Tax withholding payments related to net settlement of restricted common stock	(148)	(240)
Proceeds from the exercise of stock options	632	296
Proceeds from issuance of common stock under ESPP	108	224
Net cash provided by financing activities	594	59,326
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,051)	9,809
Cash, cash equivalents and restricted cash at beginning of year	20,945	11,136
Cash, cash equivalents and restricted cash at end of year	$16,894	$20,945
Supplemental cash flow information
Cash paid for interest	$91	$10
Cash paid for income taxes	$1,379	$164
Noncash investing and financing activities
ROU asset in exchange for financing lease liability	$—	$265
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$15,422	$19,473
Restricted cash	1,472	1,472
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$16,894	$20,945

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

Liquidity and Going Concern

The Company has incurred losses and negative cash flows from operations since inception, including net losses of $79.6 million and $77.3 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had an accumulated deficit of $443.2 million and cash, cash equivalents, and marketable debt securities of $66.9 million.

The Company’s future cash flows are dependent on key variables such as its ability to secure additional sources of funding in the form of public or private financing of equity or debt, collaboration agreements, or a combination of these. While the Company remains optimistic to obtain additional funding, the current available cash, cash equivalents and marketable debt securities will not be sufficient to fund the Company's operations over the next 12 months from the date these consolidated financial statements were included within this Annual Report on Form 10-K. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these consolidated financial statements were issued.

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

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Cash and Cash Equivalents

The Company considers all short term, highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist primarily of money market funds as of December 31, 2025 and 2024.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property and equipment and lease right-of-use assets, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. Management then determines whether the remaining useful life continues to be appropriate, or whether there has been an impairment of long-lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets’ recovery. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company recognized no impairment losses related to long-lived assets for the years ended December 31, 2025 and 2024.

Intangible Assets, Net

Acquired In-Process Research & Development

The Company’s indefinite-lived intangible assets consisted of in-process research and development (IPR&D), which were acquired in connection with the acquisition of Apexigen Inc., (Apexigen). IPR&D represents the fair value assigned to research and development projects acquired which were in-process but not yet completed at the time of acquisition. The primary basis for determining the completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region.

The Company classifies IPR&D acquired in a business combination as an indefinite-lived intangible asset until the associated research and development efforts are either completed or abandoned. IPR&D becomes definite-lived upon the completion or abandonment of the associated research and development efforts. Indefinite-lived intangible assets are not amortized but evaluated for impairment on an annual basis or more frequently if an indicator of impairment is identified. All research and development costs incurred subsequent to the acquisition of IPR&D are expensed as incurred. As described in Note 10, Intangible Assets, Net, the Company fully impaired its IPR&D during the year ended December 31, 2024.

Definite-Lived Intangible Assets

Definite-lived intangible assets are recorded at cost, net of accumulated amortization, and, if applicable, impairment charges. Definite-lived intangible assets consist of a retained royalty right under an Apexigen agreement. The useful life was determined based on the terms and conditions underlying the licensing agreement and the expected use of the asset by the Company. Amortization of definite-lived intangible assets is recorded over the assets’ estimated useful lives on a straight-line basis and is included as part of research and development expenses within the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2025, the Company has fully amortized its definite-lived intangible assets as the related retained royalty rights were sold during the year.

Operating Leases

Operating lease right-of-use (ROU) assets represent the Company’s right to use an underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are initially recognized and measured based on the present value of the future fixed lease payments over the expected lease term at the commencement date calculated using the Company’s incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable. The Company determines the lease term as the non-cancellable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease ROU assets also include any initial direct costs incurred and any lease payments made on or before the lease commencement date, less lease incentives received. Operating lease ROU assets are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Leases with a term of 12 months or less are not recognized on the consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease costs such as common area costs and other operating costs are expensed as incurred. The Company accounts for lease and non-lease components as a single lease component for all its facilities leases.

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

Revenue Recognition

Revenue is recognized when the customer obtains control of the promised goods or services, at an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company has not commenced sales of its drug candidates and does not have any products approved for marketing as of December 31, 2025.

The Company may also earn contingent fees, including milestone payments, based on counterparty performance and royalties on sales, from collaborations and other out-license arrangements. The Company recognizes revenue related to sales-based royalties, wherein the license is deemed to be the sole or predominant item to which the payments relate, upon the later of: (i) when the related sales occur or (ii) when the performance obligation to which some or all of the payment has been allocated has been satisfied (or partially satisfied). The Company recognizes milestone payment revenues when it is probable that a significant reversal in revenue will not occur.

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

The Company may be subject to withholding taxes imposed by foreign jurisdictions on upfront fees, milestone payments and royalties earned under its collaboration and license agreements. Such withholding taxes are recorded as a component of income tax expense in the period the related revenue is recognized, unless the withholding tax represents a tax collected from the customer, in which case such amounts are excluded from revenue.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures. The amendment requires (i) enhanced disclosures in connection with an entity's effective tax rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024. On January 1, 2025, the Company adopted ASU 2023-09 prospectively. The adoption of ASU 2023-09 did not have an impact on the Company's consolidated financial statements, but resulted in expanded income tax disclosures. Refer to the disclosure included in Note 16, Income Taxes.

Recently Issued Accounting Pronouncements

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

The Company assessed the milestone and royalty events under the University License Agreement as of December 31, 2025 and 2024, and determined that no such amounts were required.

Pfizer Inc. Agreement

In December 2020, the Company entered into a license agreement (as amended, the Pfizer License Agreement) with Pfizer Inc. (Pfizer) for worldwide development and commercialization rights to ADC product candidates directed to certain licensed targets, including micvotabart pelidotin (MICVO, formerly PYX-201) and PYX-203, and products containing the ADC product candidates. The Company’s rights are exclusive with respect to certain patents owned or controlled by Pfizer covering the licensed ADCs. The initial licensed targets include CD123 and EDB+FN and the Company has the option to expand the scope of its license to add additional licensed targets that have not been licensed to a third party or are not the subject of a Pfizer ADC development program. The Pfizer License Agreement became effective in March 2021 and the Company paid a combined $25.0 million for the license fee, consisting of an upfront cash payment of $5.0 million and issued 12,152,145 shares of Series B convertible preferred stock, which was converted into 1,911,015 shares of its common stock upon the initial public offering (IPO) in October 2021, with a value of $20.0 million to Pfizer.

On October 6, 2022, the Company entered into an amended and restated license agreement (the A&R License Agreement) with Pfizer, which amends and restates the Pfizer License Agreement. Pursuant to the A&R License Agreement, Pfizer granted to the Company exclusive worldwide rights under Pfizer’s Flexible Antibody Conjugation Technology (FACT) Platform to develop and commercialize ADC product candidates directed to certain licensed targets, including MICVO and PYX-203, and products containing the ADC product candidates. Additional ADC targets may be licensed for a nominal upfront payment and milestones. In accordance with the terms of the A&R License Agreement, the Company issued 2,229,654 shares of its common stock to Pfizer in October 2022, paid $8.0 million to Pfizer in January 2023 and issued 1,811,594 shares of its common stock to Pfizer in March 2023.

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

The Company assessed the milestone and royalty events under the A&R License Agreement as of December 31, 2025 and 2024, and determined that no such amounts were required.

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

The Company assessed the milestone and royalty events involving the Biosion License Agreement as of December 31, 2025 and 2024, and determined that no such amounts were required.

Acquired Out-Licensing Agreements

In August 2023, the Company completed the acquisition of Apexigen (hereinafter referred to as the 'Acquisition') and assumed all out-licensing agreements of Apexigen upon the Acquisition.

Simcere License and Collaboration Agreement

In December 2008, Epitomics (Apexigen's predecessor) and Jiangsu Simcere Pharmaceutical R&D Co., Ltd. (Simcere) entered into a license and collaboration agreement (the Simcere Agreement) for the development and commercialization of suvemcitug (BD0801) for oncology in China. Suvemcitug is a humanized anti-VEGF rabbit monoclonal antibody molecule. Under the Simcere Agreement, Simcere had an exclusive, royalty-bearing license (without the right to sublicense) to rights in certain intellectual property to develop and commercialize suvemcitug in the field of oncology therapeutics in China.

Simcere granted the Company a non-exclusive, royalty-free, worldwide license (without the right to sublicense) to improvements derived from suvemcitug using the intellectual property the Company licensed to Simcere. Simcere was obligated to pay the Company milestone payments for achievement of certain clinical development milestones and low to high single-digit percentage royalties on net sales of suvemcitug in China until 15 years after the first commercial sale of suvemcitug.

On June 30, 2025, the National Medical Products Administration (NMPA) of China (formerly SFDA) granted final regulatory approval for suvemcitug in China. Upon suvemcitug approval by NMPA, the Company was entitled to a $3 million regulatory approval milestone under the Simcere Agreement. Accordingly, the Company recognized $2.8 million of milestone revenue ($3 million upon achievement of the regulatory milestone less $0.2 million of withholding tax in China) within the accompanying consolidated statements of operations and comprehensive loss during the year ended December 31, 2025.

Further, as described in Note 4, Sale of Royalty Rights, on December 11, 2025, the Company completed the sale of its rights to royalties from the commercialization of Enzeshu® (Suvemcitug for Injection) to Simcere for a one-time cash payment of $11 million and four semi-annual installments of $175,000 each.

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

Under the T-Mab Agreement, Mabwell was granted an exclusive, royalty-bearing, perpetual license (without the right to sublicense) to rights in certain intellectual property to develop and commercialize such therapeutic candidates. Mabwell is obligated to pay the Company a mid-single-digit percentage royalty on net sales of such therapeutic candidates in China. The royalty term for 9MW0211, an anti-VEGF antibody licensed under the T-Mab Agreement, will begin with the first commercial sale in China. As of December 31, 2025 and 2024, the Company assessed the milestone and royalty events involving Mabwell and determined that no such amounts were receivable.

Toray Sublicense Agreement

In May 2012, Epitomics and Toray Industries, Inc. (Toray) entered into a non-exclusive sublicense agreement (the Toray Agreement) under which Epitomics granted Toray a non-exclusive, worldwide sublicense, with the right to grant further sublicenses, to develop and commercialize drug product candidates that Toray developed using antibodies created using the APXiMAB platform that target certain molecules to use in the development of its drug product candidates. Under the Toray Agreement, Toray paid an upfront fee and agreed to pay certain development- and regulatory-related milestone payments and a low single-digit percentage royalty on net sales of licensed products by Toray or its affiliates. Toray is also obligated to pay the Company a mid-teens percentage of certain payments Toray receives from sublicensees under the Toray Agreement, which payments may limit Toray’s obligations to pay the milestone payments described above. The Toray Agreement continues on a product-by-product and country-by-country basis until 10 years after the first commercial sale of such product in such country. As of December 31, 2025 and 2024, the Company assessed the milestone and royalty events involving Toray and determined that no such amounts were receivable.

4. Sale of Royalty Rights

As described in Note 3, Acquired Out-Licensing Agreements, upon the acquisition of Apexigen, the Company assumed the Simcere License and Collaboration Agreement, an out-licensing agreement between Apexigen and Simcere, pursuant to which Simcere was obligated to pay the Company low to high single-digit percentage royalties on net sales of suvemcitug in China until 15 years after the first commercial sale of suvemcitug.

On December 11, 2025, the Company entered into an amendment to the License and Collaboration Agreement (the Simcere Royalty Agreement) with Simcere, pursuant to which the Company relinquished its rights to future royalties on the net sales of Enzeshu® to Simcere for a one-time amount of $11.0 million and four semi-annual installments of $175,000 each.

The Simcere Royalty Agreement with Simcere constitutes a contract with a customer. Upon execution of the Simcere Royalty Agreement, the $11.0 million of payment ($11.7 million less $0.7 million of withholding tax in China) related to the sale of future royalties was recorded as revenues and the remaining definite-lived intangible asset of $2.4 million related to these royalty rights was recorded as cost of revenues within the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.

On March 25, 2024, the Company entered into the Fourth Amendment, Settlement Agreement, and Royalty Purchase Agreement (the Settlement Agreement) with Novartis, pursuant to which the Company transferred its rights to future royalties on the net sales of Beovu® to Novartis for a one-time amount of $8.0 million. Additionally, the dispute regarding Novartis’ obligation to pay royalties on Beovu® sales was resolved and royalties previously received by Apexigen and the Company, aggregating to $8.1 million, were agreed to be free from any reclaim rights. Upon the Settlement Agreement, the Company recognized revenue of $16.1 million during the year ended December 31, 2024.

5. Segment Disclosures

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

To date, the Company has not generated any product revenue. As described in Note 3, Licensing Agreements and Note 4, Sale of Royalty Rights, the Company generated revenue during the years ended December 31, 2025 and 2024 from the milestone payment upon approval of suvemcitug in China, the sale of its royalty rights under the Simcere Royalty Agreement with Simcere and Settlement Agreement with Novartis. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances the product candidate through all stages of development and clinical trials and, ultimately, seeks regulatory approval.

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

The table below summarizes segment net loss, including significant expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Revenue
Sale of royalty rights	$11,038	$8,000
Milestone revenue	2,820	—
Royalty revenues	—	8,146
Total revenues	13,858	16,146
Costs and operating expenses
Cost of revenues	2,388	475
Research and development
Clinical product candidates	25,901	24,456
Clinical product manufacturing	19,694	11,200
Personnel-related expenses excluding stock-based compensation	15,711	14,293
Stock-based compensation	3,156	3,002
Depreciation and amortization	1,819	1,922
Other (i)	7,415	3,874
Total research and development expenses	73,696	58,747
General and administrative
Personnel-related expenses excluding stock-based compensation	5,235	5,837
Stock-based compensation	8,645	9,943
Professional and consultant fees	4,179	4,491
Other (ii)	4,135	5,149
Total general and administrative expenses	22,194	25,420
Impairment of in-process research and development intangible asset	—	20,964
Total costs and operating expenses	98,278	105,606
Other segment income (iii)	6,185	9,965
Income tax expense (benefit)	1,386	(2,164)
Segment net loss	$(79,621)	$(77,331)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net loss	$(79,621)	$(77,331)

(i)	Other research and development segment items include facilities expenses, lab services, professional services and technology costs.
(ii)	Other general and administrative segment items include facilities expenses, technology costs, insurance and depreciation.
(iii)

Other segment income for the years ended December 31, 2025 and 2024 consisted of $3.6 million and $7.0 million of interest and investment income and $2.6 million and $2.9 million of sublease income, respectively.

6. Fair Value Measurements

The following tables present the financial instruments carried at fair value on a recurring basis as of December 31, 2025 and 2024, respectively, in accordance with the fair value hierarchy (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$673	$—	$—	$673
Marketable debt securities
U.S. Treasury securities	51,435	—	—	51,435
Total	$52,108	$—	$—	$52,108

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$9,491	$—	$—	$9,491
Marketable debt securities
U.S. Treasury securities	107,458	—	—	107,458
Total	$116,949	$—	$—	$116,949

The Company’s cash equivalents represent deposits in a short-term money market fund quoted in an active market and classified as Level 1 assets. Marketable debt securities include investments in U.S. Treasury securities and are classified as Level 1 assets as they are valued using quoted prices in active markets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2025 and 2024.

7. Marketable Debt Securities

Marketable debt securities, all of which were classified as available-for-sale, consisted of the following (in thousands):

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Marketable debt securities
U.S. Treasury securities	$51,382	$53	$—	$51,435

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Marketable debt securities
U.S. Treasury securities	$107,288	$170	$—	$107,458

As of December 31, 2025 and 2024, the remaining contractual terms of the U.S. Treasury securities were less than 12 months. As of December 31, 2025 and 2024, the Company held no securities in an unrealized loss position. There were no securities in a continuous unrealized loss position for greater than twelve months at December 31, 2025 or 2024.

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

Interest and Investment Income, Net

Interest and investment income, net consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024
Interest income, net	$650	$930
Accretion of discount, net	2,960	6,109
Total interest and investment income, net	$3,610	$7,039

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
Research and development	$1,465	$2,602
Royalty rights receivable	700	—
Insurance	586	761
Software licenses	399	240
Other	626	434
Total prepaid expenses and other current assets	$3,776	$4,037

9. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Leasehold improvements	$10,742	$10,742
Laboratory equipment	3,120	3,159
Furniture and office equipment	1,028	1,029
Financing lease right-of-use asset	114	202
	15,004	15,132
Less: accumulated depreciation and amortization	(7,007)	(5,233)
Total property and equipment, net	$7,997	$9,899

Depreciation and amortization expense on property and equipment for the years ended December 31, 2025 and 2024, was $1.9 million and $2.0 million, respectively, of which $1.6 million and $1.4 million, respectively, was included within research and development expenses and $0.3 million and $0.6 million, respectively, was included in general and administrative expenses in the accompanying statements of operations and comprehensive loss.

10. Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Cost of Revenues (See below)	Net Carrying Amount
Royalty rights	$2,902	$(514)	$(2,388)	$—
Total	$2,902	$(514)	$(2,388)	$—

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Impairment (See below)	Net Carrying Amount
Royalty rights	$2,902	$(302)	$—	$2,600
IPR&D	20,964	—	(20,964)	—
Total	$23,866	$(302)	$(20,964)	$2,600

As described in Note 3, Licensing Agreements, the Company assumed all out-licensing agreements of Apexigen upon the completion of the Acquisition.

As described in Note 4, Sale of Royalty Rights, the Company sold its royalty rights under Simcere Royalty Agreement in 2025 and the Settlement Agreement with Novartis in 2024; therefore, the carrying value of intangible assets on the date of sale of royalty rights of $2.4 million and $0.5 million, respectively, were expensed as cost of revenue in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024, respectively.

IPR&D relates to the research and development assets of Apexigen, renamed PYX-107, acquired by the Company in 2023. In December 2024, the Company announced a strategic realignment plan to prioritize resources towards clinical development of MICVO and continue to defer further clinical development of PYX-107. Given the uncertain timing of the future clinical development of PYX-107, the

Company recognized an impairment loss of $21.0 million during the year ended December 31, 2024. No impairment loss was recorded during the year ended December 31, 2025.

Amortization expense of $0.2 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively, were recorded as part of research and development expense within the accompanying consolidated statements of operations and comprehensive loss.

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Research and development expenses	$3,997	$6,365
Employee compensation and benefits	3,316	3,983
Legal and professional fees	810	380
Other	431	643
Total accrued expenses and other current liabilities	$8,554	$11,371

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

The Company subleases approximately 17,729 square feet of office and laboratory space in the building located at 321 Harrison Avenue, Boston, Massachusetts. The Company remains jointly and severally liable under the head lease and accounts for the sublease as an operating lease. The lease term commenced on March 24, 2023, and is expected to end in May 2026. The Company recognized sublease income of $2.6 million and $2.9 million for the years ended December 31, 2025 and 2024, respectively.

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Lease cost
Operating lease cost	$2,653	$2,653
Variable lease cost	1,047	1,737
Short-term lease cost	21	27
Total operating lease cost	$3,721	$4,417

Other information
Cash paid for amounts included in the measurement of lease liabilities, included in operating cash flows	$3,359	$3,295
Weighted-average remaining lease term (in years)	7.0	8.0
Weighted-average discount rate	9.4%	9.4%

Variable lease costs primarily relate to common area costs and other operating costs, which are assessed based on the Company’s proportionate share of such costs for the leased premises. Total lease costs are included as operating expenses in the Company’s consolidated statements of operations and comprehensive loss.

Maturities of lease liabilities for the next five years, as of December 31, 2025, are as follows (in thousands):

Years Ending December 31,	Operating Lease Payments	Sublease Receipts	Net Operating Lease Payments
2026	$3,375	$738	$2,637
2027	3,473	—	3,473
2028	3,575	—	3,575
2029	3,680	—	3,680
2030	3,788	—	3,788
Thereafter	7,916	—	7,916
Total undiscounted payments	25,807	$738	$25,069
Less: present value adjustment	(7,157)
Present value of future payments	18,650
Less: current portion of operating lease liabilities	(1,692)
Operating lease liabilities, net of current portion	$16,958

13. Stockholders’ Equity

Shelf Registration Statement and ATM Offering Program

On November 26, 2025, the Company filed a registration statement on Form S-3 with the SEC for the issuance of common stock, preferred stock, warrants, debt securities, rights and units up to an aggregate of $350.0 million. On December 09, 2025, the registration statement was declared effective by the SEC. The registration statement includes an ATM offering program for the sale of up to $150.0 million of shares of the Company's common stock.

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

During the year ended December 31, 2025, the Company did not sell any shares of common stock under the ATM offering program. As of December 31, 2025, the Company had $150.0 million of remaining capacity available under the ATM facility.

Preferred Stock

As of December 31, 2025, the Company had 10,000,000 authorized shares of preferred stock, with a par value of $0.001 per share. The board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the dividend, dividend rights, conversion rights, voting, redemption terms, liquidation preference and other rights, preferences and privileges of the shares.

There were no issued and outstanding shares of preferred stock as of December 31, 2025 and 2024.

Common Stock

The Company was authorized to issue up to 190,000,000 shares of common stock as of December 31, 2025 and 2024, of which 62,690,229 and 59,967,814 shares were issued and outstanding as of December 31, 2025 and 2024, respectively.

Voting, dividend and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.

Voting – Each holder of outstanding shares of common stock shall be entitled to one vote in respect of each share.

Reserved Shares – The Company reserved the following shares of common stock for issuance:

	December 31,
	2025	2024
Stock options outstanding	12,468,296	9,711,075
Restricted stock units outstanding	1,634,519	2,463,601
Shares reserved for future issuance	4,925,963	4,295,342
Pre-Funded Warrant Shares	—	1,611,215
Apexigen replacement warrants	1,003,191	1,003,191
Employee stock purchase plan	605,490	573,316
Total	20,637,459	19,657,740

14. Common Stock Warrants

Apexigen Replacement Warrants

Upon the Acquisition, each outstanding warrant issued by Apexigen was assumed and converted into a warrant to acquire the Company’s common stock, on substantially similar terms and conditions as were applicable under such Apexigen warrant agreements. The Company replaced 5,815,613 Apexigen warrants with 1,003,191 Pyxis Oncology warrants.

As of December 31, 2025, there were 344,259 warrants outstanding with an exercise price of $8.12 per share, 17,212 warrants outstanding with an exercise price of $10.14 per share and 641,720 warrants with an exercise price of $66.67 per share. Each of the warrants with an exercise price of $66.67 per share will expire on July 29, 2027, or earlier upon redemption or liquidation. Each of the warrants with an exercise price of $8.12 per share and $10.14 per share will expire on July 30, 2028, or earlier upon redemption or liquidation.

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

Private Placement Warrants

In February 2024, the Company completed the private placement with certain institutional and accredited investors and received gross proceeds of $50 million by issuing (i) 8,849,371 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $4.78 per share, and (ii) pre-funded warrants (‘Pre-Funded Warrant’) to purchase up to an aggregate of 1,611,215 shares of the Company’ common stock at a purchase price of $4.779 per Pre-Funded Warrant.

In January 2025, the pre-funded warrant holder exercised their right to convert the Pre-Funded Warrants to common stock and accordingly, the Company issued 1,611,215 shares of the Company’s common stock to the warrant holder.

15. Stock-Based Compensation

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

As of December 31, 2025, options to purchase 1,822,815 shares of common stock and 363,444 restricted stock units were outstanding, and 264,094 shares remained available for future issuance under the 2019 Plan.

2021 Equity Incentive Plan

On September 27, 2021, the Company’s board of directors and stockholders approved the 2021 Equity Incentive Plan (the 2021 Plan), which became effective on October 7, 2021, when the Company’s registration statement was declared effective by the SEC. The 2021 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company has initially reserved 3,852,807 shares of its common stock for the issuance of awards under the 2021 Plan. On October 23, 2024, the Company's stockholders approved an increase of 5,500,000 shares of common stock available for issuance under the 2021 Plan. The number of shares of common stock reserved for issuance under the 2021 Plan will automatically increase annually on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022, and continuing until (and including) the fiscal year ending December 31, 2031 by the lesser of (i) 5% of the total number of shares of common stock outstanding on December 31st of the immediately preceding fiscal year and (ii) the number of shares as may be determined by the board of directors. On January 1, 2025, the number of shares of common stock available for issuance under the 2021 Plan increased by 2,998,390 shares as a result of the evergreen provision. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive options under the 2021 Plan is 7,705,614. Unless earlier terminated by the Board, the 2021 Plan will terminate on the tenth anniversary of the effective date.

As of December 31, 2025, options to purchase 8,536,460 shares of common stock and 1,100,077 restricted stock units were outstanding, and 3,998,507 shares remained available for future issuance under the 2021 plan.

2022 Equity Inducement Plan

On July 1, 2022, the Company’s board of directors approved the 2022 Equity Inducement Plan (the 2022 Inducement Plan), which became effective on that date. The 2022 Inducement Plan allows the Company to make equity-based incentive awards to its officers and employees without stockholder approval pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules, or any successor rule relating to inducement awards. Unless earlier terminated by the Board, the 2022 Inducement Plan will terminate on the tenth anniversary of the effective date. The Company has initially reserved 1,400,000 shares of its common stock for the issuance of awards under the 2022 Inducement Plan.

As of December 31, 2025, options to purchase 987,753 shares of common stock and 107,485 restricted stock units were outstanding, and 56,002 shares remained available for future issuance under the 2022 Inducement Plan.

2022 Equity Incentive Plan

Upon the Acquisition, the Company assumed Apexigen's 2022 Equity Incentive Plan (the 2022 Plan), which allows the Company to grant options and restricted stock to eligible employees and non-employees. The Company initially reserved 443,912 shares of its common stock for the issuance of awards under the 2022 Plan. The number of shares of common stock reserved for issuance under the 2022 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2023 through January 1, 2032, in an amount equal to the lesser of (i) 0.8625% of the total number of shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase, (ii) 554,890 shares, or (iii) such number of shares determined by the administrator of the 2022 Plan. On January 1, 2025, the number of shares of common stock available for issuance under the 2022 Plan increased by 517,222 shares as a result of the evergreen provision. Unless earlier terminated by the Board, the 2022 Plan will terminate on the tenth anniversary of the effective date.

As of December 31, 2025, options to purchase 1,121,268 shares of common stock and 63,513 restricted stock units were outstanding under the 2022 Plan and 607,360 shares remained available for future issuance under the 2022 Plan.

2020 Equity Incentive Plan

The Company also assumed Apexigen's 2020 Equity Incentive Plan, (the 2020 Plan) as a result of the Acquisition. Outstanding awards granted under the 2020 Plan will remain subject to the terms of the plan, and shares underlying awards granted under such plan that are cancelled or forfeited will be available for issuance under the 2022 Plan, as applicable.

2021 Employee Stock Purchase Plan

On September 27, 2021, the Company’s board of directors and stockholders approved the 2021 Employee Stock Purchase Plan (the 2021 ESPP), which became effective on October 7, 2021, when the Company’s registration statement was declared effective by the SEC. The 2021 ESPP initially reserved and authorized the issuance of up to a total of 424,595 shares of common stock to participating employees. The number of shares of common stock reserved for issuance under the ESPP will automatically increase annually on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022, and continuing until (and including) the fiscal year ending December 31, 2031 by the lesser of (i) 110,080 shares, (ii) 1% of the total number of shares of common stock outstanding on December 31st of the immediately preceding fiscal year and (iii) the number of shares as may be determined by the board of directors. On January 1, 2025, the number of shares of common stock available for issuance under the 2021 ESPP increased by 110,080 shares as a result of the evergreen provision. During the year ended December 31, 2025, the Company issued 77,906 shares of common stock pursuant to the ESPP.

As of December 31, 2025, the authorized number of shares and shares available for issuance under the 2021 ESPP is 605,490.

Stock Options

Stock options granted under the 2022 Inducement Plan, 2022 Plan, 2021 Plan, 2020 Plan and 2019 Plan (together, the Plans) to employees generally vest over four years and expire after 10 years.

The following table summarizes stock option activity for the year ended December 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	9,711,075	$5.04	8.2	$44
Granted	5,168,854	1.36
Exercised	(345,435)	1.83
Expired	(629,653)	5.10
Forfeited	(1,436,545)	1.66
Outstanding at December 31, 2025	12,468,296	$3.99	7.8	$595
Options exercisable December 31, 2025	7,738,663	$5.27	7.0	$150

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2025 and 2024 was $1.06 and $1.93 per share, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock of $1.15 per share as of December 31, 2025, the last trading day of 2025. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2025 and 2024 was approximately $0.9 million and $0.3 million, respectively.

The Company has an aggregate $6.0 million of gross unrecognized stock-based compensation expense as of December 31, 2025, remaining to be amortized over a weighted average period of 2.9 years. The Company has not recognized and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance related to its net deferred tax assets.

The Company estimated the fair value of each stock option on the date of grant using the following key input assumptions in the Black-Scholes option-pricing model:

	Year Ended December 31,
	2025	2024
Expected volatility	93.92% - 101.51%	93.23% - 102.27%
Risk-free interest rate	3.68% - 4.45%	3.55% - 4.48%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	5.00 - 6.08	5.00 - 6.08

Restricted Stock Units (RSU)

The following table summarizes restricted stock unit activity for the year ended December 31, 2025:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	2,533,650	$3.26
Granted	24,260	0.92
Forfeited	(146,130)	3.27
Vested and settled	(777,261)	3.21
Outstanding at December 31, 2025(1)(2)	1,634,519	$2.61

(1)	Includes 786,671 RSUs which are vested but not settled at December 31, 2025.
(2)	Includes the impact of equity modifications.

Compensation costs related to these RSUs were recorded based on the Company's stock price on the date of issuance and amortized over the service period.

During the year ended December 31, 2025, the Company issued 687,859 shares of its common stock from the settlement of 777,261 shares of restricted common stock, with the remaining shares withheld for taxes.

The total fair value of restricted common stock that vested during the years ended December 31, 2025 and 2024 was $2.5 million and $5.2 million, respectively.

The Company has an aggregate $1.9 million of gross unrecognized restricted stock-based compensation expense as of December 31, 2025, remaining to be amortized over a weighted average period of 1.8 years.

Summary of Stock-Based Compensation Expense

The following tables summarize the total stock-based compensation expense for the years ended December 31, 2025 and 2024, respectively (in thousands):

	Year Ended December 31,
	2025	2024
Stock options	$9,391	$7,653
Restricted stock	2,410	5,292
Total	$11,801	$12,945

	Year Ended December 31,
	2025	2024
General and administrative	$8,645	$9,943
Research and development	3,156	3,002
Total	$11,801	$12,945

Total stock-based compensation expense for stock options includes expense related to the 2021 ESPP of $0.1 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively.

16. Income Taxes

On January 1, 2025, the Company adopted the guidance in ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures on a prospective basis.

Components of income tax expense (benefit) consist of the following (in thousands):

	Year Ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	53	87
Foreign	1,333	—
Total current tax expense	1,386	87

Deferred:
Federal	—	(874)
State	—	(1,377)
Foreign	—	—
Total deferred tax benefit	—	(2,251)
Total income tax expense (benefit)	$1,386	$(2,164)

Cash paid for income taxes, net of refunds received, by jurisdiction for the year ended December 31, 2025 is as follows (in thousands):

2025
Federal	$—
State	46
Foreign:
China	1,333
Total income taxes paid	$1,379

The majority of state tax was paid to Massachusetts.

A reconciliation of the expected income tax expense computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows for the year ended December 31, 2025:

	Year Ended December 31, 2025
	Amount	%
Income tax computed at federal statutory rate %	$(16,417)	21.0%
State taxes, net of federal benefit (1)	42	(0.1)%
Foreign tax effects:
China	1,333	(1.7)%
Change in federal valuation allowance	16,006	(20.5)%
Research and development credit carryovers – federal	(1,294)	1.7%
Nontaxable or nondeductible items:
Stock-based compensation	1,885	(2.4)%
Other	(169)	0.2%
Total	$1,386	(1.8)%

(1) State taxes in Massachusetts made up the majority (greater than 50%) of the tax effect in this category.

The Company recorded an income tax expense of $1.4 million with an effective tax rate of (1.8%) for the year ended December 31, 2025.

A reconciliation of the expected income tax benefit computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows for the year ended December 31, 2024:

Year Ended December 31, 2024
%
Income tax computed at federal statutory rate %	21.0%
State taxes, net of federal benefit	5.2%
Stock-based compensation	(2.4)%
Change in valuation allowance	(26.3)%
Change in state apportionment	1.9%
Provision to tax return differences	1.5%
Research and development credit carryovers	2.1%
Permanent differences	(0.4)%
Effective income tax rate %	2.6%

The Company recorded an income tax benefit with an effective tax rate of 2.6% for the year ended December 31, 2024. A full valuation allowance eliminated the company's net deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recorded for income tax purposes. Significant components of the Company’s net deferred tax assets as of December 31, 2025 and 2024 were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$96,337	$78,213
Tax credit carryforwards	12,866	11,816
Capitalized research expenditures	25,036	31,593
License fees	11,331	13,044
Stock-based compensation	3,606	3,452
Operating lease liability	3,219	3,844
Derivative	1,068	1,248
Reserves and accruals	796	1,181
Intangibles	49	—
Other	276	208
Total gross deferred tax assets before valuation allowance	154,584	144,599
Less: valuation allowance	(151,586)	(140,461)
Total deferred tax assets	$2,998	$4,138
Deferred tax liabilities:
Operating lease ROU assets	(2,998)	(3,508)
Intangibles	—	(630)
Total deferred tax liabilities	(2,998)	(4,138)
Net deferred tax	$—	$—

As of December 31, 2025, the Company's federal and state net operating losses in the United States were $82.1 million ($390.9 million before tax) and $14.3 million ($218.2 million before tax), respectively. The federal net operating loss carryforward generated in the United States after tax year 2017 can be carried forward indefinitely but may be subject to annual usage limitations to the extent certain substantial changes in the entity's ownership occur. The federal net operating loss carryforward relating to tax years prior to 2017 of $5.9 million ($28.3 million before tax), acquired with Apexigen, begin to expire in 2033. The state net operating loss carryforwards begin expiring in 2035. In addition, as of December 31, 2025, the Company had $10.0 million and $3.6 million of federal and state credit carryovers which begin to expire in 2030. These loss and credit carryforwards are subject to review and possible adjustment by the relevant taxing authorities.

The Company assesses the realizability of the deferred tax assets at each balance sheet date based on the available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary. Due to the Company's cumulative loss position which provides significant negative evidence, which is difficult to overcome, the Company has recorded a valuation allowance of $151.6 million as of December 31, 2025, representing the portion of the deferred tax asset that is not more likely than not to be realized. For the years ended December 31, 2025 and 2024, the valuation allowance for deferred tax assets increased by $11.1 million and $21.0 million, respectively. The amount of the deferred tax asset considered realizable, could be adjusted for future factors that would impact the assessment of the objective and subjective evidence. The Company will continue to assess the realizability of deferred tax assets at each balance sheet date in order to determine the proper amount, if any, required for a valuation allowance.

The Company has not completed a recent study of its research and development credit carryforward; accordingly, a portion of the tax credit carryforward may not be available to offset future income tax. Until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance.

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

The Company is subject to tax and will continue to file federal income tax returns in the United States as well as in certain state and local jurisdictions. The Company is subject to tax examinations for tax years ended December 31, 2022 and forward in all applicable income tax jurisdictions. Tax audits and examinations can involve complex issues, interpretations and judgments. The resolution of matters may span multiple years particularly if subject to litigation or negotiation. The Company believes that it has appropriately recorded its tax position using reasonable estimates and assumptions, however the potential tax benefits may impact the results of operations or cashflows in the period of resolution, settlement, or when the statutes of limitations expire. The Company has recorded reserves related to unrecognized tax benefits on historical positions taken by Apexigen in periods before the merger. No interest or penalties have been calculated on the reserves for unrecognized tax benefits due to taxable losses in the years in which the benefits were recorded.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Gross unrecognized tax benefit at January 1	$2,003	$2,003
Additions for positions taken during a prior period	—	—
Gross unrecognized tax benefit at December 31	$2,003	$2,003

17. Net Loss per Share

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

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(79,621)	$(77,331)
Denominator:
Weighted-average common shares outstanding, basic and diluted	62,143,166	58,445,765
Net loss per share, basic and diluted	$(1.28)	$(1.32)

Pre-funded Warrant Shares of 1,611,215 shares were included in the computation of basic and diluted net loss per common share for the year ended December 31, 2024 as the Pre-Funded Warrants were issuable for nominal consideration.

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per common share due to their anti-dilutive effect:

	December 31,
	2025	2024
Stock options outstanding	12,468,296	9,711,075
Non-vested and unsettled restricted stock units	847,848	2,463,601
Shares reserved for future issuance	4,925,963	4,295,342
Apexigen replacement warrants	1,003,191	1,003,191
Employee stock purchase plan	605,490	573,316
Total	19,850,788	18,046,525

18. Related Parties

The Company was founded out of Dr. Thomas Gajewski’s laboratory at the University of Chicago. In 2020, the Company entered into the License Agreement with the University of Chicago, as well as a sponsored research agreement. The Company incurred expenses of less than $0.1 million and less than $0.1 million during the years ended December 31, 2025 and 2024, respectively, with regards to the University License Agreement. Refer to Note 3, Licensing Agreements, for additional discussion.

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