Form 10-Q
period 2026-03-31
Pyxis Oncology, Inc.
filed 2026-05-14
CIK 1782223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 13, 2026, the registrant had 63,355,482 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$5,766	$15,422
Marketable debt securities	35,252	51,435
Restricted cash	1,472	1,472
Prepaid expenses and other current assets	3,082	3,776
Total current assets	45,572	72,105
Property and equipment, net	7,538	7,997
Operating lease right-of-use asset	11,190	11,418
Total assets	$64,300	$91,520
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,989	$10,885
Accrued expenses and other current liabilities	9,786	8,554
Operating lease liabilities, current portion	1,757	1,692
Total current liabilities	16,532	21,131
Operating lease liabilities, net of current portion	16,497	16,958
Financing lease liabilities, net of current portion	3	23
Total liabilities	33,032	38,112
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 190,000,000 shares authorized; 62,831,246 and 62,690,229 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	63	63
Additional paid-in capital	497,654	496,469
Accumulated other comprehensive income	—	53
Accumulated deficit	(466,449)	(443,177)
Total stockholders’ equity	31,268	53,408
Total liabilities and stockholders’ equity	$64,300	$91,520

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses :
Research and development	$19,983	$17,044
General and administrative	4,377	5,870
Total operating expenses	24,360	22,914
Loss from operations	(24,360)	(22,914)
Other income, net:
Interest and investment income, net	457	1,241
Sublease income	631	515
Total other income, net	1,088	1,756
Net loss	$(23,272)	$(21,158)
Net loss per common share - basic and diluted	$(0.37)	$(0.35)
Weighted average shares of common stock outstanding - basic and diluted	63,469,850	61,048,948
Other comprehensive loss:
Net unrealized loss on marketable debt securities	(53)	(121)
Other comprehensive loss	(53)	(121)
Comprehensive loss	$(23,325)	$(21,279)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	62,690,229	$63	$496,469	$53	$(443,177)	$53,408
Issuance of restricted common stock, net of tax withholdings	141,017	—	(25)	—	—	(25)
Stock-based compensation	—	—	1,210	—	—	1,210
Net unrealized loss on marketable debt securities	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	(23,272)	(23,272)
Balance at March 31, 2026	62,831,246	$63	$497,654	$—	$(466,449)	$31,268

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	59,967,814	$60	$484,077	$170	$(363,556)	$120,751
Exercise of pre-funded warrants	1,611,215	2	—	—	—	2
Issuance of restricted common stock, net of tax withholdings	22,728	—	(2)	—	—	(2)
Issuance of common stock under employee stock purchase plan (ESPP)	29,619	—	—	—	—	—
Stock-based compensation	—	—	3,631	—	—	3,631
Net unrealized loss on marketable debt securities	—	—	—	(121)	—	(121)
Net loss	—	—	—	—	(21,158)	(21,158)
Balance at March 31, 2025	61,631,376	$62	$487,706	$49	$(384,714)	$103,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows (In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(23,272)	$(21,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	459	552
Stock-based compensation	1,210	3,631
Non-cash operating lease expense	228	193
Accretion of discount on marketable debt securities	(239)	(1,157)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	694	(930)
Accounts payable	(5,896)	(2,013)
Accrued expenses and other current liabilities	1,232	(1,295)
Operating lease liabilities	(396)	(338)
Other	(20)	(20)
Net cash used in operating activities	(26,000)	(22,535)
Investing activities
Redemption of marketable debt securities	27,361	67,173
Purchase of marketable debt securities	(10,992)	(51,352)
Net cash provided by investing activities	16,369	15,821
Financing activities
Proceeds from issuance of common stock and pre-funded warrants in private placement, net of offering costs	—	2
Tax withholding payments related to net settlement of restricted common stock	(25)	(2)
Net cash used in financing activities	(25)	—
Net decrease in cash, cash equivalents and restricted cash	(9,656)	(6,714)
Cash, cash equivalents and restricted cash at beginning of year	16,894	20,945
Cash, cash equivalents and restricted cash at end of period	$7,238	$14,231
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$5,766	$12,759
Restricted cash	1,472	1,472
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$7,238	$14,231

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

In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three months ended March 31, 2026 are not necessarily indicative of those expected for the year ending December 31, 2026 or for any future period. The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2026 (Fiscal 2025 10-K).

Liquidity and Going Concern

The Company has incurred losses and negative cash flows from operations since inception, including net losses of $23.3 million and $21.2 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had an accumulated deficit of $466.4 million and cash, cash equivalents, and marketable debt securities of $41.0 million.

The Company’s future cash flows are dependent on key variables such as its ability to secure additional sources of funding in the form of public or private financing of equity or debt, collaboration agreements, or a combination of these. While the Company remains optimistic to obtain additional funding, the current available cash, cash equivalents and marketable debt securities will not be sufficient to fund the Company's operations over the next 12 months from the date these unaudited condensed consolidated financial statements were included within this Quarterly Report on Form 10-Q. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these unaudited condensed consolidated financial statements were issued.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expense and related disclosures. The Company regularly evaluates estimates and assumptions related to assets, liabilities, stock-based compensation, operating leases, assessment of the useful lives of property and equipment, marketable debt securities and research and development costs, including clinical trial accruals. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Concentration of Credit Risks

Financial instruments which potentially subject the Company to significant concentration of credit risk consist of cash and cash equivalents, restricted cash and marketable debt securities.

The Company invests its excess cash primarily in money market funds and highly liquid United States (U.S.) Treasury securities. The Company has adopted an investment policy that includes guidelines relative to credit quality, diversification and maturities to preserve principal and liquidity.

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies disclosed in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s Fiscal 2025 10-K.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendment requires disaggregated disclosure of (i) certain costs and expenses, (ii) certain already required disclosures must be included in the same disclosure as the new disaggregation requirements and (iii) a qualitative description of the amounts not separately disaggregated. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, early adoption is permitted. The Company is currently evaluating the impact of the new standard on the Company's unaudited condensed consolidated financial statements and related disclosures.

3. Fair Value Measurements

The following tables present the financial instruments carried at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, respectively, in accordance with the FASB ASC 820 hierarchy (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$5,007	$—	$—	$5,007
Marketable debt securities
U.S. Treasury securities	35,252	—	—	35,252
Total	$40,259	$—	$—	$40,259

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$673	$—	$—	$673
Marketable debt securities
U.S. Treasury securities	51,435	—	—	51,435
Total	$52,108	$—	$—	$52,108

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

4. Marketable Debt Securities

Marketable debt securities, all of which were classified as available-for-sale, consist of the following (in thousands):

	March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Marketable debt securities
U.S. Treasury securities	$35,252	$5	$(5)	$35,252
Total	$35,252	$5	$(5)	$35,252

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Marketable debt securities
U.S. Treasury securities	$51,382	$53	$—	$51,435
Total	$51,382	$53	$—	$51,435

As of March 31, 2026, and December 31, 2025 the remaining contractual terms of the U.S. Treasury securities were less than 12 months.

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

Interest and investment income consists of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest income	$218	$84
Accretion of discount, net	239	1,157
Total interest and investment income	$457	$1,241

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

The accounting policies of the single segment are the same as those described in the Company’s significant accounting policies disclosed in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s Fiscal 2025 10-K. The CODM assesses performance for the segment based on net loss, which is reported on the unaudited condensed consolidated statements of operations and comprehensive loss as net loss. The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total assets.

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

The table below summarizes segment net loss, including significant expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating expenses :
Research and development
Clinical product candidates	$9,520	$5,146
Clinical product manufacturing	3,750	3,384
Personnel-related expenses excluding stock-based compensation	4,558	4,739
Stock-based compensation	355	1,122
Depreciation and amortization	388	473
Other (i)	1,412	2,180
Total research and development expenses	19,983	17,044
General and administrative
Personnel-related expenses excluding stock-based compensation	1,366	1,491
Stock-based compensation	855	2,509
Professional and consultant fees	1,052	814
Other (ii)	1,104	1,056
Total general and administrative expenses	4,377	5,870
Total operating expenses	24,360	22,914
Other segment income (iii)	1,088	1,756
Segment net loss	$(23,272)	$(21,158)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net loss	$(23,272)	$(21,158)

(i)
Other research and development segment items include facilities expenses, lab services, professional services and technology costs.
(ii)
Other general and administrative segment items include facilities expenses, technology costs, insurance and depreciation.
(iii)
Other segment income for the three months ended March 31, 2026 and 2025 consisted of $0.5 million and $1.2 million of interest and investment income and $0.6 million and $0.5 million of sublease income, respectively.

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

Pursuant to the University License Agreement, the Company is obligated to pay potential development and commercial milestones as well as running royalties on net sales of licensed products at varying rates. The Company assessed the milestone and royalty events under the University License Agreement during the three months ended March 31, 2026 and 2025, and determined that no such milestone or royalty events occurred.

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

Further, pursuant to the A&R License Agreement, the Company is obligated to pay future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products at varying rates. The Company assessed the milestone and royalty events under the A&R License Agreement during the three months ended March 31, 2026 and 2025, and determined that no milestone or royalty events occurred.

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

Pursuant to the Biosion License Agreement, the Company paid an upfront license fee of $10.0 million in March 2022. Further, the Company is also obligated to pay future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products and sublicensing revenues at varying rates. In December 2024, the Company paused the clinical development of PYX-106. The Company assessed the milestone and royalty events involving the Biosion License Agreement during the three months ended March 31, 2026 and 2025, and determined that no such milestone or royalty events occurred.

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

In July 2025, Simcere paid $3 million of regulatory approval milestone to the Company. Further, in December 2025, the Company sold its rights to royalties from the commercialization of Enzeshu® (suvemcitug for injection) to Simcere for a one-time cash payment of $11 million and four semi-annual installments of $175,000 each. As of March 31, 2026, there are no obligations or receivables due under the Simcere Agreement.

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

Under the T-Mab agreement, Mabwell was granted an exclusive, royalty-bearing, perpetual license (without the right to sublicense) to rights in certain intellectual property to develop and commercialize such therapeutic candidates. Mabwell is obligated to pay the Company a mid-single-digit percentage royalty on net sales of such therapeutic candidates in China. During the three months ended March 31, 2026 and 2025, the Company assessed the milestone and royalty events involving Mabwell and determined that no such events had occurred.

Toray Sublicense Agreement

In May 2012, Epitomics and Toray Industries, Inc. (“Toray”), entered into a non-exclusive sublicense agreement (the “Toray Agreement”) under which Epitomics granted Toray a non-exclusive, worldwide sublicense, with the right to grant further sublicenses, to develop and commercialize drug product candidates that Toray developed using antibodies created using Apexigen’s antibody-discovery platform (the “APXiMAB Platform”) that target certain molecules to use in the development of its drug product candidates. Under the Toray Agreement, Toray paid an upfront fee, and agreed to pay certain development- and regulatory-related milestone payments and a low single-digit percentage royalty on net sales of licensed products by Toray or its affiliates, and a mid-teens percentage of certain payments received by Toray from sublicensees. During the three months ended March 31, 2026 and 2025, the Company assessed the milestone and royalty events involving Toray and determined that no such events had occurred.

7. Stockholders’ Equity

Shelf Registration Statement and ATM Offering Program

On November 26, 2025, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) for the issuance of common stock, preferred stock, warrants, debt securities, rights and units with an aggregate offering price of up to $350.0 million. On December 9, 2025, the registration statement was declared effective by the SEC. The registration statement includes an at-the-market offering program (the “ATM”) for the sale of up to $150.0 million of shares of the Company’s common stock.

During the three months ended March 31, 2026 and 2025, the Company did not sell any shares of common stock under the ATM offering program. As of March 31, 2026, the Company had $150.0 million of remaining capacity available under the ATM facility.

Preferred Stock

There were no issued and outstanding shares of preferred stock as of March 31, 2026 and December 31, 2025.

Common Stock

As of March 31, 2026 and December 31, 2025, the Company was authorized to issue up to 190,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2026 and December 31, 2025, 62,831,246 and 62,690,229 shares, respectively, were issued and outstanding.

Voting—Each holder of outstanding shares of common stock shall be entitled to one vote in respect of each share.

Reserved Shares—The Company reserved the following shares of common stock for issuance:

	March 31, 2026	December 31, 2025
Stock options outstanding	15,422,291	12,468,296
Restricted stock units outstanding	1,505,546	1,634,519
Shares reserved for future issuance	5,635,138	4,925,963
Apexigen replacement warrants	1,003,191	1,003,191
Employee stock purchase plan	715,570	605,490
Total	24,281,736	20,637,459

8. Common Stock Warrants

Apexigen Replacement Warrants

Upon the acquisition of Apexigen, each outstanding warrant issued by Apexigen was assumed and converted into a warrant to acquire the Company’s common stock, on substantially similar terms and conditions as were applicable under the applicable Apexigen warrant agreements. The Company replaced 5,815,613 Apexigen warrants with 1,003,191 Pyxis Oncology warrants

As of March 31, 2026, there were 344,259 warrants outstanding with an exercise price of $8.12 per share, 17,212 warrants outstanding with an exercise price of $10.14 per share, and 641,720 warrants outstanding with an exercise price of $66.67 per share. The warrants with an exercise price of $66.67 per share expire on July 29, 2027, or earlier upon redemption or liquidation. The warrants with exercise prices of $8.12 per share and $10.14 per share expire on July 30, 2028, or earlier upon redemption or liquidation.

Private Placement Warrants

In January 2025, the holder of the Company’s pre-funded warrants exercised such warrants in full, and the Company issued 1,611,215 shares of common stock upon such exercise. As of March 31, 2026, no pre-funded warrants were outstanding.

9. Stock-Based Compensation

The Company grants stock-based incentive awards pursuant to the 2021 Equity Incentive Plan (the “2021 Plan”), the 2019 Equity Incentive Plan (the “2019 Plan”), the 2022 Equity Incentive Plan (the “2022 Plan”) and the 2022 Equity Inducement Plan (the “2022 Inducement Plan”). As of March 31, 2026, there were 4,248,559 shares, 264,533 shares, 968,174 shares and 153,872 shares, respectively, available for future issuance under the 2021 Plan, 2019 Plan, 2022 Plan and 2022 Inducement Plan.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2026 (in thousands, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	12,468,296	$3.99	7.8	$595
Granted	3,035,182	1.40
Forfeited	(81,187)	2.76
Outstanding at March 31, 2026	15,422,291	$3.49	7.8	$1,915
Options exercisable March 31, 2026	8,809,295	$4.79	6.7	$828

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock of $1.46 per share as of March 31, 2026. No stock options were exercised during the three months ended March 31, 2026 and 2025.

The Company has an aggregate $8.6 million of gross unrecognized stock-based compensation expense as of March 31, 2026, remaining to be amortized over a weighted average period of 2.8 years.

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2026 and 2025, was $1.11 and $0.78 per share, respectively, and was calculated using the following key input assumptions in the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2026	2025
Expected volatility	98.78% - 103.00%	93.92% - 99.91%
Risk-free interest rate	3.86% - 4.12%	3.96% - 4.45%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	5.27 - 6.08	5.00 - 6.08

Restricted Stock Units (RSU)

The following table summarizes restricted stock units activity for the three months ended March 31, 2026:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2026	1,634,519	$2.61
Granted	143,708	1.38
Forfeited	(113,360)	0.03
Vested and settled	(159,321)	3.22
Outstanding at March 31, 2026(1)	1,505,546	$2.64

(1) Includes 823,743 RSUs which are vested but not settled at March 31, 2026.

During the three months ended March 31, 2026, the Company issued 141,017 shares of its common stock from the settlement of 159,321 restricted common units, with the remaining shares withheld for taxes. The Company has an aggregate $1.65 million of gross unrecognized restricted stock-based compensation expense as of March 31, 2026, remaining to be amortized over a weighted average period of 1.7 years.

Summary of Stock-Based Compensation Expense

The following table summarizes the total stock-based compensation expense for the three months ended March 31, 2026 and 2025, respectively (in thousands):

	Three Months Ended March 31,
	2026	2025
General and administrative	$855	$2,509
Research and development	355	1,122
Total	$1,210	$3,631

2021 Employee Stock Purchase Plan (“2021 ESPP”)

The Company has the 2021 ESPP in force. The Company did not issue any shares during the three months ended March 31, 2026. The Company issued 29,619 shares under the 2021 ESPP during the three months ended March 31, 2025. As of March 31, 2026, 715,570 shares are available for issuance under the 2021 ESPP.

10. Operating Leases

The Company leases its office and facilities in Boston, Massachusetts under a non-cancellable operating lease agreement that continues through December 31, 2032. Cash paid for operating lease liabilities were $0.8 million and $0.8 million during the three months ended March 31, 2026 and 2025, respectively, which is included in operating cash flows within the accompanying unaudited condensed consolidated statements of cash flows.

The components of operating lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Lease cost
Operating lease cost	$671	$672
Variable lease cost	255	55
Total operating lease cost	$926	$727

The Company subleases approximately 17,729 square feet of office and laboratory space in the building located at 321 Harrison Avenue, Boston, Massachusetts. The Company remains jointly and severally liable under the head lease and accounts for the sublease as an operating lease. The lease term commenced on March 24, 2023 and is expected to end in May 2026. The Company recognized sublease income of $0.6 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively.

11. Income Taxes

The Company’s effective tax rate from continuing operations was 0% for the three months ended March 31, 2026 and 2025. The Company has not recorded a federal and state income tax provision for the three months ended March 31, 2026 and 2025.

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

12. Net Loss per Common Share

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per common share due to their anti-dilutive effect:

	March 31,
	2026	2025
Stock options outstanding	15,422,291	12,228,168
Non-vested and unsettled restricted stock units	681,803	2,421,954
Shares reserved for future issuance	5,635,138	5,382,829
Apexigen replacement warrants	1,003,191	1,003,191
Employee stock purchase plan	715,570	653,777
Total	23,457,993	21,689,919

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our (1) unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2025, included in our Fiscal 2025 10-K. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Pyxis Oncology,” the “Company,” “we,” “us,” and “our” refer to Pyxis Oncology, Inc. and its subsidiaries.

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

Recent Preclinical Data

In April 2026, we presented new preclinical data in a poster session at the American Association for Cancer Research (AACR) 2026 Annual Meeting in San Diego, California. The new preclinical data indicated that a mouse analogue of MICVO (maMICVO) demonstrates anti-tumor activity in a preclinical HNSCC model as monotherapy, and synergistic anti-tumor activity in combination with anti-mouse PD-1. The preclinical data are summarized below:

•
maMICVO produced dose-dependent inhibition of EDB+FN-expressing MOC2 tumor outgrowth, with 6 mg/kg showing the strongest tumor growth inhibition.
•
maMICVO monotherapy modulated the tumor-immune environment in a syngeneic preclinical model of HNSCC toward a more favorable immune-permissive environment. Treatment with maMICVO reduced the overall abundance of immune-suppressive regulatory T cells (Tregs) in MOC2 tumors. maMICVO also increased the CD8 T cell-to-Treg ratio and enhanced the abundance of a progenitor exhausted T cell subset that is highly responsive to anti-PD-1 therapy.
•
maMICVO in combination with anti-mouse PD-1 worked synergistically to produce greater anti-tumor activity compared with either treatment alone in an immune-refractory syngeneic preclinical model of HNSCC. The combination of maMICVO and anti-mouse PD-1 resulted in greater tumor control and tumor growth inhibition than monotherapy with either maMICVO or anti-mouse PD-1. Bliss independence analysis confirmed that maMICVO acted synergistically with anti-mouse PD-1 in a preclinical model unresponsive to anti-mouse PD-1 monotherapy.

We believe the totality of our preliminary clinical and preclinical data supports continued clinical development of both MICVO monotherapy expansion and combination therapy trials.

Our Clinical Pipeline

The following table summarizes our clinical pipeline

MICVO Monotherapy Pipeline

The dose expansion phase of our PYX-201-101 monotherapy study is ongoing with the objective of further evaluating the preliminary safety, efficacy and durability signals observed with MICVO in R/M HNSCC at the 5.4mg/kg IV Q3W dose. In the first quarter of 2026, we completed target enrollment of approximately 40 patients across two 2L+ R/M HNSCC cohorts in the Phase 1 monotherapy dose expansion study of MICVO and are actively treating patients in both the cohorts. The dose expansion phase includes the following R/M HNSCC cohorts across sites in the United States (US), European Union (EU) and other countries:

•
MICVO monotherapy for 2L and 3L R/M HNSCC patients who have received prior platinum-based chemotherapy and prior PD-(L)1 inhibitor therapy. We expect to enroll approximately 20 patients in this expansion cohort at the 5.4 mg/kg IV Q3W dose and are on track to report updated clinical data from this cohort in mid-2026; and
•
MICVO monotherapy for 2L and 3L R/M HNSCC patients who have received prior epidermal growth factor receptor (EGFR) directed therapy and prior PD-(L)1 inhibitor therapy. We expect to enroll approximately 20 patients in this expansion cohort at the 5.4 mg/kg IV Q3W dose and are on track to report updated clinical data from this cohort in mid-2026.

The mid-year 2026 update will focus on participants treated at 5.4 mg/kg IV Q3W with a dose equivalent to or below a dose cap, and will include detailed analyses of the impact of dose capping on safety, tolerability, and efficacy. Dose capping and AIBW are both well-established approaches to modified weight-based dosing and have demonstrated improved tolerability without sacrificing clinical activity in studies of other ADCs. In December 2025, we implemented a dose cap for higher body weight patients. Based on internal PK simulation modeling indicating that MICVO exposure with dose capping and AIBW dosing are comparable, dose capping was prioritized for its operational simplicity and ease of implementation. A protocol amendment permitting AIBW dosing has since been approved, and AIBW dosing has begun in ongoing clinical studies. AIBW will be selected as a go-forward dose strategy only if it offers a superior profile to dose capping.

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

We are on track to report updated data in the second half of 2026 from the ongoing PYX-201-102 Phase 1/2 dose escalation study evaluating MICVO in combination with KEYTRUDA®, with the update focused on patients with 1L R/M HNSCC.

Since our inception, we have focused substantially all of our resources on conducting research and development activities, undertaking preclinical studies and clinical trials, organizing and staffing our company, business planning, raising capital, establishing and maintaining our intellectual property portfolio and identifying potential product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have incurred significant operating losses since our inception. We reported net losses of $23.3 million and $21.2 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $466.4 million, net equity of $31.3 million, and cash, cash equivalents and marketable debt securities of $41.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses and capital expenditures will increase substantially in connection with our ongoing activities. Our operations to date have been financed primarily through sales of convertible preferred stock and sale of equity securities and additional funding will be necessary to fund future clinical and preclinical activities.

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

Costs and Operating Expenses

Cost of Revenues

The components of our cost of revenues are expenses directly attributable to revenues. During the three months ended March 31, 2026 and 2025, the Company has not incurred any costs with respect to revenue.

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

We expect that our research and development expenses will increase substantially in connection with our ongoing and planned preclinical and clinical development activities related to our product candidate in the near term and in the future. The successful development of our product candidate is highly uncertain. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of our product candidate and we may never succeed in obtaining regulatory approval for our product candidate.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Operating expenses
Research and development	$19,983	$17,044	$2,939
General and administrative	4,377	5,870	(1,493)
Total operating expenses	24,360	22,914	1,446
Loss from operations	(24,360)	(22,914)	(1,446)
Other income, net
Interest and investment income	457	1,241	(784)
Sublease income	631	515	116
Total other income, net	1,088	1,756	(668)
Net loss	$(23,272)	$(21,158)	$(2,114)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Program-specific costs:
MICVO	$12,580	$7,098	$5,482
PYX-106	433	936	(503)
Other program costs	257	496	(239)
Total program costs	13,270	8,530	4,740
Unallocated costs:
Personnel-related expenses including stock-based compensation	4,913	5,861	(948)
Other costs	1,800	2,653	(853)
Total research and development expenses	$19,983	$17,044	$2,939

Research and development expenses increased by $2.9 million, from $17.0 million for the three months ended March 31, 2025 to $19.9 million for the three months ended March 31, 2026.

MICVO program-specific research and development costs increased by $5.5 million, primarily reflecting a $4.4 million increase in clinical trial-related expenses due to an increased number of patients dosed in the MICVO monotherapy and combination therapy trials, as well as an $0.8 million increase in preclinical studies.

PYX-106 program-specific research and development costs decreased by $0.5 million, reflecting lower program-related expenses following the pause in clinical development of PYX-106-101 in December 2024.

Other program costs mainly reflects costs for storage of drug products and drug materials and intellectual property related costs.

Unallocated research and development costs decreased by $1.8 million due to decreased severance expense of $1.0 million, decreased employee recruitment costs of $0.4 million, and a reduction in other research and development support costs of $0.4 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Personnel-related expenses including stock-based compensation	$2,221	$4,000	$(1,779)
Professional and consultant fees	1,052	814	238
Facilities, insurance and other costs	1,104	1,056	48
Total general and administrative expenses	$4,377	$5,870	$(1,493)

General and administrative expenses decreased by $1.5 million, from $5.9 million for the three months ended March 31, 2025 to $4.4 million for the three months ended March 31, 2026. This decrease was primarily attributable to a $1.8 million reduction in personnel-related expenses, mainly due to lower stock-based compensation.

Other Income, Net

Other income, net for the three months ended March 31, 2026 and 2025 was $1.1 million and $1.8 million, respectively. The decrease of $0.7 million was primarily due to lower interest and investment income, partially offset by higher sublease income.

Liquidity and Capital Resources

We had cash, cash equivalents and marketable debt securities of $41.0 million as of March 31, 2026. For the three months ended March 31, 2026 and 2025, we had net losses of $23.3 million and $21.2 million, respectively. As of March 31, 2026, we had an accumulated deficit of $466.4 million.

On November 26, 2025, we filed a registration statement on Form S-3 with the SEC for the issuance of common stock, preferred stock, warrants, debt securities, rights and units with an aggregate offering price of up to $350.0 million. On December 9, 2025, the registration statement was declared effective by the SEC. The registration statement includes an at-the-market (“ATM”) offering program for the sale of up to $150.0 million of shares of our common stock. During the three months ended March 31, 2026 and 2025, we did not sell any shares under the ATM program. As of March 31, 2026, we had $150.0 million of remaining capacity available under the ATM facility.

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

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(26,000)	$(22,535)
Net cash provided by investing activities	16,369	15,821
Net cash used in financing activities	(25)	—
Net decrease in cash, cash equivalents and restricted cash	$(9,656)	$(6,714)

Operating Activities

During the three months ended March 31, 2026, net cash used in operating activities was $26.0 million, which consisted of our net loss of $23.3 million and a net change in our operating assets and liabilities of $4.4 million, partially offset by non-cash charges of $1.7 million. Non-cash charges of $1.7 million primarily consisted of $1.2 million of stock-based compensation, $0.5 million of depreciation and amortization expense, and $0.2 million of non-cash operating lease expense, partially offset by $0.2 million of accretion of discounts on marketable debt securities. The net change in operating assets and liabilities was primarily driven by a $5.9 million decrease in accounts payable, a $1.2 million increase in accrued expenses and other current liabilities, and a $0.7 million increase in prepaid expenses and other current assets, partially offset by other working capital changes, reflecting the timing of vendor payments and ongoing clinical trial activities.

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

Investing Activities

During the three months ended March 31, 2026, net cash provided by investing activities was $16.4 million, which consisted primarily of $27.4 million of maturities and redemptions of marketable debt securities, partially offset by $11.0 million of purchases of marketable debt securities.

During the three months ended March 31, 2025, net cash provided by investing activities was $15.8 million, which consisted primarily of $67.2 million of maturities and redemptions of marketable debt securities, partially offset by $51.4 million of purchases of marketable debt securities.

Financing Activities

During the three months ended March 31, 2026, net cash used in financing activities was $0.03 million, which primarily related to tax withholding payments associated with the net settlement of restricted stock awards.

There were no financing activities during the three months ended March 31, 2025.

Outlook and Going Concern

As of March 31, 2026, we had approximately $41.0 million in cash, cash equivalents and marketable debt securities. We believe that our cash, cash equivalents and marketable debt securities as of March 31, 2026 will be sufficient to fund our operations into the fourth quarter of 2026. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expect.

Our future cash flows are dependent on key variables such as our ability to secure additional sources of funding in the form of public or private financing of equity or debt or collaboration agreements or a combination of these. While we remain optimistic to obtain additional funding, the current available cash, cash equivalents and marketable debt securities, will not be sufficient to fund our operations over the next 12 months from the date of this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern for one year from the date the unaudited condensed consolidated financial statements are issued.

Contractual Obligations and Commitments

Operating lease obligation

We lease an office and laboratory space in Boston, Massachusetts with lease payments that continue through December 31, 2032, and have scheduled rent increases each year of 3%. Additionally, we sublease 17,729 square feet of office and laboratory space in the building located at 321 Harrison Avenue, Boston, Massachusetts. The remaining contractual fixed lease payments, net of sublease payments and tenant improvement allowance, over the term of the lease aggregate to $24.7 million. The operating lease obligation is discussed in Note 10. Leases to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes to our critical accounting policies and estimates as compared to those described in “Note 2 – Summary of Significant Accounting Policies” to our audited financial statements set forth in our Fiscal 2025 10-K.

Recent Accounting Pronouncements

For information with respect to recently issued accounting standards and the impact of these standards on our unaudited condensed consolidated financial statements, refer to Note 2. Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Inherent Limitations on Effectiveness of Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

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

Since our inception, we have incurred significant operating losses. We reported net losses of $23.3 million and $21.2 million for the quarter ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $466.4 million. To date, we have not generated any revenues from product sales and have financed our operations primarily through equity offerings. As such, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory licensure and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing licensure for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, procuring clinical- and commercial-scale manufacturing, successfully completing preclinical studies and clinical trials of our product candidate, establishing arrangements with third parties for the conduct of our clinical trials, obtaining marketing licensure for our product candidate, manufacturing, marketing and selling any products for which we may obtain marketing licensure, discovering or obtaining rights to additional product candidates, identifying collaborators to develop product candidates we identify or additional uses of our existing product candidate and successfully completing development of our product candidate for our collaboration partners.

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

We may need to raise substantial additional capital in the near term, which may result in dilution to our stockholders or impose additional restrictions on our operations.

Given our current cash position and ongoing clinical development expenses, we may seek additional financing through equity offerings, debt financings, collaborations or other strategic transactions. Any such financing may result in significant dilution to existing stockholders, impose restrictive covenants, or require us to relinquish rights to our technologies or product candidates. In addition, adverse market conditions or volatility in the biotechnology sector may limit our ability to raise capital on acceptable terms, or at all.

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

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. As a result, the financial statements accompanying this Quarterly Report on Form 10-Q include a statement that there is substantial doubt about our ability to continue as a going concern for one year after the date the financial statements were issued, and these financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing and planned activities, particularly as we continue our clinical trials for MICVO. As of March 31, 2026, we had approximately $42.5 million in cash, cash equivalents, restricted cash and marketable debt securities. We believe that our cash, cash equivalents and marketable debt securities as of March 31, 2026, will be sufficient to fund our operations into the fourth quarter of 2026. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expect. Even if our product candidate is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other comparable regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

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

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition or results of operations. In addition, changes in global macroeconomic conditions and government trade policies could further increase our operating costs and accelerate our need for additional capital. New or increased tariffs, import surcharges, trade restrictions, retaliatory measures, or other limitations on the movement of goods and services, whether imposed by the United States or other jurisdictions, could increase the cost of materials, equipment and services used in our research, development and manufacturing activities. Such measures could also disrupt global supply chains, increase transportation and logistics costs, and create delays in the delivery of clinical supplies. Any of these developments could materially increase our cash burn, delay development timelines, and adversely affect our ability to obtain additional financing on acceptable terms, or at all.

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

Evolving regulatory expectations for oncology drug development, including with respect to dose optimization and dose selection, could require additional studies and delay or prevent approval of our product candidate.

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

In addition, regulatory authorities, including the U.S. Food and Drug Administration, have increased their focus on dose optimization and exposure-response relationships in oncology drug development, including through initiatives such as Project Optimus. Under this evolving framework, sponsors are expected to more thoroughly evaluate multiple dose levels and justify dose selection based on a balance of efficacy and safety, rather than relying solely on maximum tolerated dose approaches. As a result, we may be required to conduct additional dose-ranging studies, modify our clinical trial designs, or generate additional clinical data to support dose selection.

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

From time to time, we may publish interim top-line or preliminary data from our clinical trials. For example, in December 2025, we announced preliminary data from our dose expansion phase of Phase 1 clinical trial of MICVO. Preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Preliminary or top-line data may include, for example, data regarding a small percentage of the patients enrolled in a clinical trial, and such preliminary data should not be viewed as an indication, belief or guarantee that other patients enrolled in such clinical trial will achieve similar results or that the preliminary results from such patients will be maintained. As a result, interim and preliminary data should be viewed with caution until the final data is available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly. This risk is heightened given the early-stage nature of our clinical data and small patient populations in ongoing studies.

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

In the U.S. and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect results of our future operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, the Inflation Reduction Act (IRA), which was signed into law on August 16, 2022, allows Medicare to: beginning in 2026, establish a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services (CMS); and, beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation, among other reforms. It is unclear how future regulatory actions to implement the IRA, as well as the outcome of pending litigation against the IRA, may affect our products and future profitability. See Part I, Item 1, Government Regulation – Healthcare and Data Privacy Regulation – Healthcare Reform of the Annual Report on Form 10-K (Fiscal 2025 10-K) for additional detail on recent healthcare reform efforts that could affect our operations.

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

In addition, federal agency priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles and legislative developments. For example, the current presidential administration’s commitment to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as HHS, FDA and CMS. Efforts by the current administration to limit federal agency budgets or personnel may result in reductions to agency budgets, employees, and operations. The administration and agencies have also made abrupt announcements about new or changed regulatory policies, such as policies related to the use of artificial intelligence to review product applications. And, future federal government shutdowns may prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, and may significantly impact the ability of the FDA to timely review and process our regulatory submissions. These developments may lead to greater uncertainty regarding FDA policies, slower response times and longer review periods, potentially affecting our ability to progress development of our product candidate or obtain regulatory approval for our product candidate.

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

In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Most healthcare providers, including certain research institutions from which we may obtain patient health information, are subject to privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH). We are not currently acting as a covered entity (health plans, health care clearinghouses and certain health care providers) or business associate (individuals or entities that create, receive, maintain or transmit individually identifiable health information in connection with providing a service for or on behalf of a covered entity, as well as their covered subcontractors) under HIPAA and therefore are not directly regulated under HIPAA. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has disclosed individually identifiable health information in a manner that is not authorized or permitted under HIPAA. In addition, in the future, we may maintain sensitive personal information, including health-related information, that we receive throughout the clinical trial process, in the course of our research collaborations and/or directly from individuals (or their healthcare providers) who may enroll in patient assistance programs if we choose to implement these types of programs. As a result, we may be subject to data privacy and security laws protection such information, including state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA.

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

Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming and is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid, is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in such proceedings could put one or more of our owned or licensed patents at risk of being invalidated or interpreted narrowly and could put our owned or licensed patent applications at risk of not issuing. The initiation of a claim against a third party might also cause the third party to bring counter claims against us, such as claims asserting that our patent rights are invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent, withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter parte review, or post-grant review, or oppositions or similar proceedings outside the U.S., in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is or will be no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates. Such a loss of patent protection could harm our business.

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

As of May 13, 2026, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially own approximately 30.2% of our outstanding common stock. As a result, these stockholders, if acting together, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

None.

Use of Proceeds from Initial Public Offering

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading arrangement

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K for the purchase or sale of our securities, except as set forth below:

Name and Title	Type of Plan	Adoption or Termination Date	Plan Start Date	Plan End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Jitendra Wadhane, Principal Financial and Accounting Officer	Rule 10b5-1 trading arrangement	Adopted on March 25, 2026	March 25, 2026	December 15, 2026	98,148	Sales of shares intended to satisfy the affirmative defense of Rule 10b5–1(c)

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	General Release Agreement and Indemnification Agreement of Lara Sullivan					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Pyxis Oncology, Inc.

Date: May 14, 2026	By:	/s/ Thomas Civik
Thomas Civik
Interim Chief Executive Officer

	By:	/s/ Jitendra Wadhane
Jitendra Wadhane
Principal Financial and Accounting Officer