Form 10-Q
period 2026-06-30
Pyxis Oncology, Inc.
filed 2026-08-13
CIK 1782223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, the registrant had 83,408,050 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$18,855	$15,422
Marketable debt securities	14,141	51,435
Restricted cash	1,472	1,472
Prepaid expenses and other current assets	2,266	3,776
Total current assets	36,734	72,105
Property and equipment, net	7,237	7,997
Operating lease right-of-use asset	10,951	11,418
Total assets	$54,922	$91,520
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,269	$10,885
Private placement advance liability	10,000	—
Accrued expenses and other current liabilities	12,381	8,554
Operating lease liabilities, current portion	1,824	1,692
Total current liabilities	27,474	21,131
Operating lease liabilities, net of current portion	16,008	16,958
Financing lease liabilities, net of current portion	—	23
Total liabilities	43,482	38,112
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 190,000,000 shares authorized; 63,434,936 and 62,690,229 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	63	63
Additional paid-in capital	503,176	496,469
Accumulated other comprehensive (loss) income	(4)	53
Accumulated deficit	(491,795)	(443,177)
Total stockholders’ equity	11,440	53,408
Total liabilities and stockholders’ equity	$54,922	$91,520

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Milestone revenue	$—	$2,820	$—	$2,820
Operating expenses:
Research and development	16,057	17,133	36,040	34,177
General and administrative	9,933	5,437	14,310	11,307
Total operating expenses	25,990	22,570	50,350	45,484
Loss from operations	(25,990)	(19,750)	(50,350)	(42,664)
Other income, net:
Interest and investment income, net	255	995	712	2,236
Sublease income	389	684	1,020	1,199
Total other income, net	644	1,679	1,732	3,435
Loss before income taxes	(25,346)	(18,071)	(48,618)	(39,229)
Income tax expense	—	283	—	283
Net loss	$(25,346)	$(18,354)	$(48,618)	$(39,512)
Net loss per common share - basic and diluted	$(0.40)	$(0.30)	$(0.76)	$(0.64)
Weighted average shares of common stock outstanding - basic and diluted	63,991,609	61,918,826	63,695,177	61,486,290
Other comprehensive loss:
Net unrealized loss on marketable debt securities	(4)	(54)	(57)	(175)
Other comprehensive loss	(4)	(54)	(57)	(175)
Comprehensive loss	$(25,350)	$(18,408)	$(48,675)	$(39,687)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	62,690,229	$63	$496,469	$53	$(443,177)	$53,408
Issuance of restricted common stock, net of tax withholdings	141,017	—	(25)	—	—	(25)
Stock-based compensation	—	—	1,210	—	—	1,210
Net unrealized loss on marketable debt securities	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	(23,272)	(23,272)
Balance at March 31, 2026	62,831,246	$63	$497,654	$—	$(466,449)	$31,268
Issuance of restricted common stock and other awards, net of tax withholdings	574,984	—	(53)	—	—	(53)
Stock options exercised	28,706	—	47	—	—	47
Stock-based compensation	—	—	5,528	—	—	5,528
Net unrealized loss on marketable debt securities	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(25,346)	(25,346)
Balance at June 30, 2026	63,434,936	$63	$503,176	$(4)	$(491,795)	$11,440
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	59,967,814	$60	$484,077	$170	$(363,556)	$120,751
Exercise of pre-funded warrants	1,611,215	2	—	—	—	2
Issuance of restricted common stock, net of tax withholdings	22,728	—	(2)	—	—	(2)
Issuance of common stock under employee stock purchase plan (ESPP)	29,619	—	—	—	—	—
Stock-based compensation	—	—	3,631	—	—	3,631
Net unrealized loss on marketable debt securities	—	—	—	(121)	—	(121)
Net loss	—	—	—	—	(21,158)	(21,158)
Balance at March 31, 2025	61,631,376	$62	$487,706	$49	$(384,714)	$103,103
Issuance of restricted common stock, net of tax withholdings	386,759	—	(67)	—	—	(67)
Stock-based compensation	—	—	3,015	—	—	3,015
Net unrealized loss on marketable debt securities	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	(18,354)	(18,354)
Balance at June 30, 2025	62,018,135	$62	$490,654	$(5)	$(403,068)	$87,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows (In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(48,618)	$(39,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	760	1,087
Stock-based compensation	6,738	6,646
Non-cash operating lease expense	467	395
Accretion of discount on marketable debt securities	(433)	(2,053)
Changes in operating assets and liabilities:
Accounts receivable	—	(3,000)
Prepaid expenses and other current assets	1,510	(2,503)
Accounts payable	(7,616)	4,553
Accrued expenses and other current liabilities	3,827	(4,673)
Operating lease liabilities	(818)	(700)
Other	(23)	(38)
Net cash used in operating activities	(44,206)	(39,798)
Investing activities
Redemption of marketable debt securities	51,663	123,573
Purchase of marketable debt securities	(13,993)	(92,448)
Net cash provided by investing activities	37,670	31,125
Financing activities
Proceeds received in advance of private placement	10,000	—
Proceeds from exercise of pre-funded warrants	—	2
Proceeds from the exercise of stock options	47	—
Tax withholding payments related to net settlement of restricted common stock and other awards	(78)	(69)
Net cash provided by (used in) financing activities	9,969	(67)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,433	(8,740)
Cash, cash equivalents and restricted cash at beginning of year	16,894	20,945
Cash, cash equivalents and restricted cash at end of period	$20,327	$12,205
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$18,855	$10,733
Restricted cash	1,472	1,472
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$20,327	$12,205

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

In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three and six months ended June 30, 2026 are not necessarily indicative of those expected for the year ending December 31, 2026 or for any future period. The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2026 (Fiscal 2025 10-K).

Liquidity and Going Concern

The Company has incurred losses and negative cash flows from operations since inception, including net losses of $25.3 million and $18.4 million for the three months ended June 30, 2026 and 2025, respectively and net losses of $48.6 million and $39.5 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had an accumulated deficit of $491.8 million and cash, cash equivalents, and marketable debt securities of $33.0 million.

Subsequent to the balance sheet date, on July 2, 2026, the Company closed a private placement with certain institutional accredited investors (the "Private Placement") and received gross proceeds of approximately $50 million (of which $10.0 million was received on June 30, 2026), before deducting placement agent fees and offering expenses directly related to the Private Placement. The Company expects that its current assets as of June 30, 2026 together with the upfront proceeds from the Private Placement to be sufficient to fund its operating expenses and capital expenditure requirements into the second quarter of 2027. See Note 14, Subsequent Event, for further details regarding the Private Placement. The Company’s future cash flows are dependent on key variables such as its ability to secure additional sources of funding in the form of public or private financing of equity or debt, collaboration agreements, or a combination of these. While the Company remains optimistic to obtain additional funding, the current available cash, cash equivalents and marketable debt securities, even after giving effect to the proceeds received from the Private Placement, will not be sufficient to fund the Company's operations over the next 12 months from the date these unaudited condensed consolidated financial statements were included within this Quarterly Report on Form 10-Q. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these unaudited condensed consolidated financial statements were issued.

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

3. Fair Value Measurements

The following tables present the financial instruments carried at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, respectively, in accordance with the FASB ASC 820 hierarchy (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$2,756	$—	$—	$2,756
Marketable debt securities
U.S. Treasury securities	14,141	—	—	14,141
Total	$16,897	$—	$—	$16,897

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$673	$—	$—	$673
Marketable debt securities
U.S. Treasury securities	51,435	—	—	51,435
Total	$52,108	$—	$—	$52,108

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

4. Marketable Debt Securities

Marketable debt securities, all of which were classified as available-for-sale, consist of the following (in thousands):

	June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Marketable debt securities
U.S. Treasury securities	$14,145	$—	$(4)	$14,141
Total	$14,145	$—	$(4)	$14,141

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Marketable debt securities
U.S. Treasury securities	$51,382	$53	$—	$51,435
Total	$51,382	$53	$—	$51,435

As of June 30, 2026, and December 31, 2025 the remaining contractual terms of the U.S. Treasury securities were less than 12 months.

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

Interest and investment income consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$61	$99	$279	$183
Accretion of discount, net	194	896	433	2,053
Total interest and investment income	$255	$995	$712	$2,236

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

The table below summarizes segment net loss, including significant expenses for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Milestone Revenue	$—	$2,820	$—	$2,820
Operating expenses:
Research and development
Clinical product candidates	8,760	4,388	18,280	9,534
Clinical product manufacturing	1,409	6,194	5,159	9,578
Personnel-related expenses excluding stock-based compensation	3,973	3,490	8,531	8,229
Stock-based compensation	451	569	806	1,691
Depreciation and amortization	242	458	630	931
Other (i)	1,222	2,034	2,634	4,214
Total research and development expenses	16,057	17,133	36,040	34,177
General and administrative
Personnel-related expenses excluding stock-based compensation	2,810	1,060	4,176	2,551
Stock-based compensation	5,077	2,446	5,932	4,955
Professional and consultant fees	976	863	2,028	1,677
Other (ii)	1,070	1,068	2,174	2,124
Total general and administrative expenses	9,933	5,437	14,310	11,307
Total operating expenses	25,990	22,570	50,350	45,484
Other segment income (iii)	644	1,679	1,732	3,435
Income tax expense	—	283	—	283
Segment net loss	$(25,346)	$(18,354)	$(48,618)	$(39,512)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$(25,346)	$(18,354)	$(48,618)	$(39,512)

(i)
Other research and development segment items include facilities expenses, lab services, professional services and technology costs.
(ii)
Other general and administrative segment items include facilities expenses, technology costs, insurance and depreciation.
(iii)
Other segment income for the three months ended June 30, 2026 and 2025 consisted of $0.3 million and $1.0 million of interest and investment income and $0.4 million and $0.7 million of sublease income, respectively. For the six months ended June 30, 2026 and 2025, other segment income consisted of $0.7 million and $2.2 million of interest and investment income and $1.0 million and $1.2 million of sublease income, respectively.

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

Pursuant to the University License Agreement, the Company is obligated to pay potential development and commercial milestones as well as running royalties on net sales of licensed products at varying rates. The Company assessed the milestone and royalty events under the University License Agreement during the three and six months ended June 30, 2026 and 2025, and determined that no such milestone or royalty events occurred.

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

Further, pursuant to the A&R License Agreement, the Company is obligated to pay future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products at varying rates. The Company assessed the milestone and royalty events under the A&R License Agreement during the three and six months ended June 30, 2026 and 2025, and determined that no milestone or royalty events occurred.

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

Pursuant to the Biosion License Agreement, the Company paid an upfront license fee of $10.0 million in March 2022. Further, the Company is also obligated to pay future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products and sublicensing revenues at varying rates. In December 2024, the Company paused the clinical development of PYX-106. In May 2026, the Company provided Biosion a 90 day notice of termination under the Biosion License Agreement and termination will be effective in August 2026.

The Company assessed the milestone and royalty provisions of the Biosion License Agreement during the three and six months ended June 30, 2026 and 2025, and determined that no such milestone or royalty events occurred.

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

In July 2025, Simcere paid $3 million of regulatory approval milestone to the Company. Further, in December 2025, the Company sold its rights to royalties from the commercialization of Enzeshu® (suvemcitug for injection) to Simcere for a one-time cash payment of $11 million and four semi-annual installments of $175,000 each. During the three months ended June 30, 2026, the Company received the first $175,000 installment payment. As of June 30, 2026, there are no obligations under the Simcere Agreement.

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

Under the T-Mab agreement, Mabwell was granted an exclusive, royalty-bearing, perpetual license (without the right to sublicense) to rights in certain intellectual property to develop and commercialize such therapeutic candidates. Mabwell is obligated to pay the Company a mid-single-digit percentage royalty on net sales of such therapeutic candidates in China. During the three and six months ended June 30, 2026 and 2025, the Company assessed the milestone and royalty provisions of the T-Mab Agreement and determined that no milestone or royalty events were triggered.

Toray Sublicense Agreement

In May 2012, Epitomics and Toray Industries, Inc. (“Toray”), entered into a non-exclusive sublicense agreement (the “Toray Agreement”) under which Epitomics granted Toray a non-exclusive, worldwide sublicense, with the right to grant further sublicenses, to develop and commercialize drug product candidates that Toray developed using antibodies created using Apexigen’s antibody-discovery platform (the “APXiMAB Platform”) that target certain molecules to use in the development of its drug product candidates. Under the Toray Agreement, Toray paid an upfront fee, and agreed to pay certain development- and regulatory-related milestone payments and a low single-digit percentage royalty on net sales of licensed products by Toray or its affiliates, and a mid-teens percentage of certain payments received by Toray from sublicensees. During the three and six months ended June 30, 2026 and 2025, the Company assessed the milestone and royalty provisions of the Toray Agreement and determined that no milestone or royalty events were triggered.

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

During the three and six months ended June 30, 2026 and 2025, the Company did not sell any shares of common stock under the ATM offering program. As of June 30, 2026, the Company had $150.0 million of remaining capacity available under the ATM facility.

Preferred Stock

There were no issued and outstanding shares of preferred stock as of June 30, 2026 and December 31, 2025.

Common Stock

As of June 30, 2026 and December 31, 2025, the Company was authorized to issue up to 190,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2026 and December 31, 2025 63,434,936 and 62,690,229 shares, respectively, were issued and outstanding.

See Note 14, Subsequent Event, for further details regarding the issuance of 19,600,153 shares of common stock in the Private Placement completed subsequent to the balance sheet date.

Voting—Each holder of outstanding shares of common stock shall be entitled to one vote in respect of each share.

Reserved Shares—The Company reserved the following shares of common stock for issuance:

	June 30, 2026	December 31, 2025
Stock options outstanding	15,801,800	12,468,296
Restricted stock units outstanding	1,279,329	1,634,519
Shares reserved for future issuance	4,871,763	4,925,963
Apexigen replacement warrants	1,003,191	1,003,191
Employee stock purchase plan	715,570	605,490
Total	23,671,653	20,637,459

8. Common Stock Warrants

Apexigen Replacement Warrants

Upon the acquisition of Apexigen, each outstanding warrant issued by Apexigen was assumed and converted into a warrant to acquire the Company’s common stock, on substantially similar terms and conditions as were applicable under the applicable Apexigen warrant agreements. The Company replaced 5,815,613 Apexigen warrants with 1,003,191 Pyxis Oncology warrants

As of June 30, 2026, there were 344,259 warrants outstanding with an exercise price of $8.12 per share, 17,212 warrants outstanding with an exercise price of $10.14 per share, and 641,720 warrants outstanding with an exercise price of $66.67 per share. The warrants with an exercise price of $66.67 per share expire on July 29, 2027, or earlier upon redemption or liquidation. The warrants with exercise prices of $8.12 per share and $10.14 per share expire on July 30, 2028, or earlier upon redemption or liquidation.

Private Placement Warrants

In January 2025, the holder of the Company’s pre-funded warrants exercised such warrants in full, and the Company issued 1,611,215 shares of common stock upon such exercise. As of June 30, 2026, no pre-funded warrants were outstanding.

See Note 14, Subsequent Event, for further details regarding the Common Warrants issued in the Private Placement subsequent to the balance sheet date.

9. Stock-Based Compensation

The Company grants stock-based incentive awards pursuant to the 2021 Equity Incentive Plan (the “2021 Plan”), the 2019 Equity Incentive Plan (the “2019 Plan”), the 2022 Equity Incentive Plan (the “2022 Plan”) and the 2022 Equity Inducement Plan (the “2022 Inducement Plan”). As of June 30, 2026, there were 3,700,580 shares, 264,673 shares, 572,454 shares and 334,056 shares, respectively, available for future issuance under the 2021 Plan, 2019 Plan, 2022 Plan and 2022 Inducement Plan.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2026 (in thousands, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	12,468,296	$3.99	7.8	$595
Granted(1)	3,711,138	1.50
Exercised	(28,706)	1.64
Expired	(1,093)	1.97
Forfeited	(347,835)	2.21
Outstanding at June 30, 2026	15,801,800	$3.45	6.8	$17,918
Options exercisable June 30, 2026	10,353,420	$4.39	5.4	$10,140

(1) Includes 250,956 performance stock options granted during the six months ended June 30, 2026, which vest only upon closing of qualified financing. As of June 30, 2026, the performance stock options are not fully vested.

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock of $3.01 per share as of June 30, 2026. The aggregate intrinsic value of stock options exercised during the three and the six months ended June 30, 2026 was $0.1 million. No stock options were exercised during the three months and the six months ended June 30, 2025.

The Company has an aggregate $5.8 million of gross unrecognized stock-based compensation expense as of June 30, 2026, remaining to be amortized over a weighted average period of 2.9 years.

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2026 and 2025 was $1.82 and $0.78 per share respectively, and the six months ended was $1.06 and $0.78 per share respectively, and was calculated using the following key input assumptions in the Black-Scholes option-pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected volatility	99.68%	99.43% - 101.51%	98.78% - 103.00%	93.92% - 101.51%
Risk-free interest rate	4.13%	3.75% - 4.11%	3.86% - 4.13%	3.75% - 4.45%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	6.08	5.25 - 6.08	5.27 - 6.08	5.00 - 6.08

Restricted Stock Units (RSU) and Other Awards

The following table summarizes restricted stock units activity for the six months ended June 30, 2026:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2026	1,634,519	$2.61
Granted	143,708	1.38
Forfeited	(117,849)	0.12
Vested and settled	(381,049)	2.35
Outstanding at June 30, 2026(1)	1,279,329	$2.78

(1) Includes 886,081 RSUs which are vested but not settled at June 30, 2026.

During the six months ended June 30, 2026, the Company issued 334,934 shares of its common stock from the settlement of 381,049 restricted common units, with the remaining shares withheld for taxes. The Company has an aggregate $1.13 million of gross unrecognized restricted stock-based compensation expense as of June 30, 2026, remaining to be amortized over a weighted average period of 1.7 years.

During the three months ended June 30, 2026, the Company issued 381,067 shares of common stock as other awards under the 2021 Plan to the former Chief Executive Officer (CEO), as part of a separation agreement between the company and former CEO, and the compensation cost has been recorded within general and administrative expense.

Summary of Stock-Based Compensation Expense

The following table summarizes the total stock-based compensation expense for the three and six months ended June 30, 2026 and 2025, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative	$5,077	$2,446	$5,932	$4,955
Research and development	451	569	806	1,691
Total	$5,528	$3,015	$6,738	$6,646

2021 Employee Stock Purchase Plan (“2021 ESPP”)

The Company has the 2021 ESPP in force. The Company did not issue any shares during the three and six months ended June 30, 2026. The Company issued no shares and 29,619 shares under the 2021 ESPP during the three and the six months ended June 30, 2025, respectively. As of June 30, 2026, 715,570 shares are available for issuance under the 2021 ESPP.

10. Operating Leases

The Company leases its office and facilities in Boston, Massachusetts under a non-cancellable operating lease agreement that continues through December 31, 2032. Cash paid for operating lease liabilities were $1.7 million and $1.6 million during the six months ended June 30, 2026 and 2025, respectively and $0.8 million and $0.8 million during the three months ended June 30, 2026 and 2025, respectively, which is included in operating cash flows within the accompanying unaudited condensed consolidated statements of cash flows.

The components of operating lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease cost
Operating lease cost	$669	$655	$1,340	$1,327
Variable lease cost	319	375	574	430
Total operating lease cost	$988	$1,030	$1,914	$1,757

The Company subleased approximately 17,729 square feet of office and laboratory space in the building located at 321 Harrison Avenue, Boston, Massachusetts. The Company was jointly and severally liable under the head lease and has accounted for the sublease as an operating lease. The lease term commenced on March 24, 2023 and ended May 23, 2026. The Company recognized sublease income of $0.4 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively and $1.0 million and $1.2 million for the six months ended June 30, 2026 and 2025, respectively.

11. Income Taxes

The Company’s effective tax rate from continuing operations was 0% for the three and six months ended June 30, 2026 and 2025. The Company has not recorded a federal income tax provision for the three and six months ended June 30, 2026 and 2025. The Company recorded a nominal state and local income tax provision for the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, the Company recorded $0.3 million of foreign tax related to the Simcere milestone revenue in China, as well as a nominal state and local income tax provision.

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

12. Net Loss per Common Share

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per common share due to their anti-dilutive effect:

	June 30,
	2026	2025
Stock options outstanding	15,801,800	12,717,406
Non-vested and unsettled restricted stock units	393,248	1,942,478
Shares reserved for future issuance	4,871,763	4,987,940
Apexigen replacement warrants	1,003,191	1,003,191
Employee stock purchase plan	715,570	653,777
Total	22,785,572	21,304,792

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

14. Subsequent Event

Private Placement Funding

On June 30, 2026, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) for a private placement (the “Private Placement”) with certain institutional accredited investors (each, a “Purchaser” and collectively, the “Purchasers”). Pursuant to the Securities Purchase Agreement, the Company agreed to issue and sell to the Purchasers an aggregate of (i) 19,600,153 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $2.551 per share, and (ii) common warrants (the “Common Warrants”) to purchase up to an equal amount of shares of Common Stock (the “Common Warrant Shares”) at an exercise price of $3.289 per Common Warrant. The Common Warrants will be exercisable on or after the earlier of (i) the date on which the Company first publicly discloses clinical data from its MICVO Phase 1 monotherapy study in second line and beyond Recurrent / Metastatic Head and Neck Squamous Cell Carcinoma, or (ii) October 1, 2026, and the Common Warrants will expire on July 2, 2029. On June 30, 2026, the Company received approximately $10.0 million of proceeds from certain investors participating in the Private Placement, which was recorded as "Private placement advance liability" on the accompanying condensed consolidated balance sheet as of June 30, 2026.

The Private Placement closed on July 2, 2026. The Company received gross proceeds from the Private Placement of approximately $50 million, before deducting placement agent fees and offering expenses directly related to the Private Placement and anticipates up to an additional approximately $64.0 million of gross proceeds, before deducting placement agent fees, if the accompanying Common Warrants are exercised in full for cash. As of the date of filing of this Quarterly Report on Form 10-Q, the Common Warrants are not exercisable.

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

Preliminary data reported in December 2025 indicated that MICVO was generally well tolerated. No Grade 4 ADC payload treatment-related adverse events (TRAEs) of interest were observed, and no Grade 5 events occurred. TRAEs were reported in 89% (16/18) of patients, with Grade ≥3 TRAEs reported in 56% (10/18) of patients. TRAEs leading to treatment discontinuation occurred in 28% (5/18) of patients. We observed a higher discontinuation rate and incidence of Grade ≥3 TRAEs in high body weight patients (defined as at least 10% above adjusted ideal body weight, or AIBW). In the preliminary dataset, all patients (5/5) who experienced TRAEs leading to treatment discontinuation had high body weight. Several approved ADCs have demonstrated comparable associations among patient body weight, systematic drug exposure, and tolerability profiles. Many of these ADCs, such as Padcev, Adcetris, and Elahere, have addressed such observations through dosing modifications that resulted in an improved tolerability profile while sustaining efficacy, including through capping the maximum allowable dose or employing AIBW dosing. We implemented a dose cap for higher body weight patients in December 2025 and continue to evaluate dosing strategies to optimize MICVO’s benefit-risk profile. The Fall 2026 clinical update is expected to include analyses of the impact of dose capping on safety, tolerability, efficacy and initial durability.

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

We believe the totality of our preliminary clinical and preclinical data supports MICVO’s broad potential to address a significant unmet need for patients with R/M HNSCC regardless of HPV status or prior therapy and continued clinical development of both MICVO monotherapy expansion and combination therapy trials.

Our Clinical Pipeline

The following table summarizes our clinical pipeline

MICVO Monotherapy Pipeline

The dose expansion phase of our Phase 1, PYX-201-101 monotherapy study, is ongoing with the objective of further evaluating the preliminary safety, efficacy and durability signals observed with MICVO in R/M HNSCC at the 5.4mg/kg IV Q3W dose. In the first quarter of 2026, we completed target enrollment of approximately 40 patients, approximately 20 in each of two 2L+ R/M HNSCC cohorts, and we are actively treating patients in both cohorts. The dose expansion phase includes the following R/M HNSCC cohorts across sites in the United States (US), European Union (EU) and other countries:

•
MICVO monotherapy for 2L and 3L R/M HNSCC patients who have received prior platinum-based chemotherapy and prior PD-(L)1 inhibitor therapy; and
•
MICVO monotherapy for 2L and 3L R/M HNSCC patients who have received prior EGFR directed therapy and prior PD-(L)1 inhibitor therapy.

We expect to report updated clinical data from both cohorts in Fall 2026. We believe this timeline allows for additional follow-up of 2L+ R/M HNSCC patients treated with MICVO at 5.4 mg/kg IV Q3W with a dose equivalent to or below a dose cap and will support detailed analyses of the impact of dose capping on safety, tolerability, efficacy and initial durability.

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

During the fourth quarter of 2025, we obtained feedback and alignment from the U.S. Food and Drug Administration (FDA) regarding the clinical trial design for a planned pivotal monotherapy study in 2L+ R/M HNSCC, which continues to inform our development strategy for MICVO in this setting.

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

We anticipate reporting updated clinical data in the fourth quarter of 2026 from the ongoing PYX-201-102 Phase 1/2 dose escalation study evaluating MICVO in combination with KEYTRUDA®, with the update focused on patients with 1L R/M HNSCC.

Since our inception, we have focused substantially all of our resources on conducting research and development activities, undertaking preclinical studies and clinical trials, organizing and staffing our company, business planning, raising capital, establishing and maintaining our intellectual property portfolio and identifying potential product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have incurred significant operating losses since our inception. We reported net losses of $48.6 million and $39.5 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $491.8 million, net equity of $11.4 million, and cash, cash equivalents and marketable debt securities of $33.0 million. Subsequent to June 30, 2026, we completed a private placement financing that generated gross proceeds of approximately $50.0 million (of which $10.0 million was received on June 30, 2026), before deducting placement agent fees and offering expenses, and expect the upfront proceeds from the financing to fund our operating expenses and capital expenditure requirements into the second quarter of 2027. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our expenses and capital expenditures will increase substantially in connection with our ongoing activities. Our operations to date have been financed primarily through sale of equity securities and additional funding will be necessary to fund future clinical and preclinical activities.

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

Costs and Operating Expenses

Cost of Revenues

The components of our cost of revenues are expenses directly attributable to revenues. During the three and six months ended June 30, 2026 and 2025, the Company has not incurred any costs with respect to revenue.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Milestone Revenue	$—	$2,820	$(2,820)
Operating expenses:
Research and development	16,057	17,133	(1,076)
General and administrative	9,933	5,437	4,496
Total operating expenses	25,990	22,570	3,420
Loss from operations	(25,990)	(19,750)	(6,240)
Other income, net
Interest and investment income	255	995	(740)
Sublease income	389	684	(295)
Total other income, net	644	1,679	(1,035)
Loss before income taxes	(25,346)	(18,071)	(7,275)
Income tax expense	—	283	(283)
Net loss	$(25,346)	$(18,354)	$(6,992)

Milestone Revenue

We recognized no revenue for the three months ended June 30, 2026, compared to $2.8 million for the three months ended June 30, 2025. The prior-year revenue related to a regulatory milestone achieved under the Simcere out-licensing and collaboration agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Program-specific costs:
MICVO	$9,559	$9,673	$(114)
PYX-106	405	588	(183)
Other program costs	205	321	(116)
Total program costs	10,169	10,582	(413)
Unallocated costs:
Personnel-related expenses including stock-based compensation	4,424	4,059	365
Other costs	1,464	2,492	(1,028)
Total research and development expenses	$16,057	$17,133	$(1,076)

Research and development expenses decreased by $1.1 million, from $17.1 million for the three months ended June 30, 2025 to $16.1 million for the three months ended June 30, 2026.

MICVO program-specific research and development costs decreased by $0.1 million, primarily due to $3.5 million increase in clinical trial-related expenses due to an increased number of patients dosed in the MICVO monotherapy and combination therapy trials, as well as an $1.1 million increase in preclinical studies, offset by a reduction of $4.7 million in manufacturing costs.

PYX-106 program-specific research and development costs decreased by $0.2 million, reflecting lower program-related expenses following the pause in clinical development of PYX-106-101 in December 2024.

Unallocated research and development costs decreased by $0.7 million, primarily due to lower research and development support costs of $0.4 million, decreased facilities and depreciation costs of $0.3 million, and decreased recruitment costs of $0.2 million, offset by an increase of $0.4 million in compensation costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Personnel-related expenses including stock-based compensation	$7,887	$3,506	$4,381
Professional and consultant fees	976	863	113
Facilities, insurance and other costs	1,070	1,068	2
Total general and administrative expenses	$9,933	$5,437	$4,496

General and administrative expenses increased by $4.5 million, from $5.4 million for the three months ended June 30, 2025 to $9.9 million for the three months ended June 30, 2026. This increase was primarily attributable to a $4.4 million increase in personnel-related expenses, due to an increase in severance costs of $1.2 million and higher stock-based compensation expense of $2.6 million.

Other Income, Net

Other income, net for the three months ended June 30, 2026 and 2025 was $0.6 million and $1.7 million, respectively. The decrease of $1.1 million was due to lower interest and investment income and lower sublease income.

Results of Operations

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Milestone Revenue	$—	$2,820	$(2,820)
Operating expenses:
Research and development	36,040	34,177	1,863
General and administrative	14,310	11,307	3,003
Total operating expenses	50,350	45,484	4,866
Loss from operations	(50,350)	(42,664)	(7,686)
Other income, net
Interest and investment income	712	2,236	(1,524)
Sublease income	1,020	1,199	(179)
Total other income, net	1,732	3,435	(1,703)
Loss before income taxes	(48,618)	(39,229)	(9,389)
Income tax expense	—	283	(283)
Net loss	$(48,618)	$(39,512)	$(9,106)

Milestone Revenue

We recognized no revenue for the six months ended June 30, 2026, compared to $2.8 million for the six months ended June 30, 2025. The prior-year revenue related to a regulatory milestone achieved under the Simcere out-licensing and collaboration agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Program-specific costs:
MICVO	$22,139	$16,771	$5,368
PYX-106	838	1,524	(686)
Other program costs	462	817	(355)
Total program costs	23,439	19,112	4,327
Unallocated costs:
Personnel-related expenses including stock-based compensation	9,337	9,920	(583)
Other costs	3,264	5,145	(1,881)
Total research and development expenses	$36,040	$34,177	$1,863

Research and Development Expenses

Research and development expenses increased by $1.9 million, from $34.2 million for the six months ended June 30, 2025 to $36.0 million for the six months ended June 30, 2026.

MICVO program-specific research and development costs increased by $5.4 million, primarily due to $7.9 million increase in clinical trial-related expenses due to an increased number of patients dosed in the MICVO monotherapy and combination therapy trials, as well as an $1.9 million increase in preclinical studies, offset primarily by a reduction in manufacturing expense of $4.3 million.

PYX-106 program-specific research and development costs decreased by $0.7 million, reflecting lower program-related expenses following the pause in clinical development of PYX-106-101 in December 2024.

Unallocated research and development costs decreased by $2.5 million primarily due to decreased severance expense of $0.9 million, a reduction in other research and development support costs of $0.7 million and decreased employee recruitment costs of $0.6 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Personnel-related expenses including stock-based compensation	$10,108	$7,506	$2,602
Professional and consultant fees	2,028	1,677	351
Facilities, insurance and other costs	2,174	2,124	50
Total general and administrative expenses	$14,310	$11,307	$3,003

General and administrative expenses increased by $3.0 million, from $11.3 million for the six months ended June 30, 2025 to $14.3 million for the six months ended June 30, 2026. This increase was primarily attributable to a $2.6 million increase in personnel-related expenses, primarily due to an increase in severance costs of $1.1 million and an increase in stock-based compensation expense of $0.9 million.

Other Income, Net

Other income, net for the six months ended June 30, 2026 and 2025 was $1.7 million and $3.4 million, respectively. The decrease of $1.7 million was primarily due to lower interest and investment income and lower sublease income.

Liquidity and Capital Resources

We had cash, cash equivalents and marketable debt securities of $33.0 million as of June 30, 2026, including $10.0 million from the Private Placement proceeds received in advance on June 30, 2026. For the three months ended June 30, 2026 and 2025, we had net losses of $25.3 million and $18.4 million, respectively. For the six months ended June 30, 2026 and 2025, we had net losses of $48.6 million and $39.5 million, respectively. As of June 30, 2026, we had an accumulated deficit of $491.8 million and net equity of $11.4 million.

On November 26, 2025, we filed a registration statement on Form S-3 with the SEC for the issuance of common stock, preferred stock, warrants, debt securities, rights and units with an aggregate offering price of up to $350.0 million. On December 9, 2025, the registration statement was declared effective by the SEC. The registration statement includes an at-the-market (“ATM”) offering program for the sale of up to $150.0 million of shares of our common stock. During the three and six months ended June 30, 2026 and 2025, we did not sell any shares under the ATM program. As of June 30, 2026, we had $150.0 million of remaining capacity available under the ATM facility.

On July 2, 2026, we completed the Private Placement with certain accredited investors and issued and sold to the Purchasers an aggregate of (i) 19,600,153 shares of common stock at a purchase price of $2.551 per share, and (ii) common warrants to purchase up to an equal amount of shares of common stock at an exercise price of $3.289 per Common Warrant. The Common Warrants will be exercisable on or after the earlier of (i) the date on which we first publicly disclose clinical data from MICVO Phase 1 monotherapy study in 2L+ R/M HNSCC, or (ii)

October 1, 2026, and the Common Warrants will expire on July 2, 2029. We received upfront gross proceeds from the issuance of common stock under the Private Placement of approximately $50 million (of which $10.0 million was received on June 30, 2026), before deducting placement agent fees and offering expenses.

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

Until such time, if ever, we can generate substantial product revenues, we expect to continue to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions, engaging in acquisition, merger or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments or declaring dividends.

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

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(44,206)	$(39,798)
Net cash provided by investing activities	37,670	31,125
Net cash provided by (used in) financing activities	9,969	(67)
Net decrease in cash, cash equivalents and restricted cash	$3,433	$(8,740)

Operating Activities

During the six months ended June 30, 2026, net cash used in operating activities was $44.2 million, which consisted of our net loss of $48.6 million, partially offset by non-cash charges of $7.5 million and a net change in our operating assets and liabilities of $3.1 million. The non-cash charges of $7.5 million were primarily due to $6.7 million of stock-based compensation, $0.8 million of depreciation and amortization expense and $0.5 million of non-cash operating lease expense, partially offset by $0.4 million related to accretion of discounts on marketable debt securities. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable of $7.6 million, partially offset by an increase in accrued expenses and other current liabilities of $4.0 million, primarily related to the timing of vendor payments and services performed related to our ongoing clinical trials. Further, net changes in our operating assets and liabilities also consists of a reduction in operating lease liabilities of $0.8 million and an increase in prepaid expenses and other current assets of $1.5 million.

During the six months ended June 30, 2025, net cash used in operating activities was $39.8 million, which consisted of our net loss of $39.5 million and a net change in our operating assets and liabilities of $6.4 million, partially offset by non-cash charges of $6.0 million. The non-cash charges of $6.0 million were primarily due to $6.6 million of stock-based compensation and $1.1 million of depreciation and amortization expenses, offset by $2.0 million related to accretion of discounts on marketable debt securities. The net change in our operating assets and liabilities was primarily due to an increase in receivables by $3.0 million, prepaid expenses and other current assets by $2.5 million, a decrease in accrued expenses and other current liabilities by $4.7 million and an increase in accounts payable by $4.5 million primarily related to the timing of vendor payments and services performed related to our ongoing clinical trials.

Investing Activities

During the six months ended June 30, 2026, net cash provided by investing activities was $37.7 million, which consisted primarily of redemptions of marketable debt securities of $51.7 million, partially offset by purchases of marketable debt securities of $14.0 million.

During the six months ended June 30, 2025, net cash provided by investing activities was $31.1 million, which consisted primarily of redemptions of marketable debt securities of $123.6 million, partially offset by purchases of marketable debt securities of $92.5 million.

Financing Activities

During the six months ended June 30, 2026, net cash provided by financing activities was $10.0 million, which consisted primarily of proceeds received in advance of the Private Placement, partially offset by tax withholding payments related to net settlement of restricted common stock.

During the six months ended June 30, 2025, net cash used in financing activities was $0.1 million, which consisted primarily of tax withholding payments related to the net settlement of restricted common stock.

Outlook and Going Concern

As of June 30, 2026, we had approximately $33.0 million in cash, cash equivalents and marketable debt securities. Additionally, on July 2, 2026, we completed the Private Placement which resulted in gross proceeds of approximately $50 million (of which $10.0 million was received on June 30, 2026), before deducting placement agent commissions and offering expenses. We believe that our cash, cash equivalents and marketable debt securities as of June 30, 2026, along with the proceeds from the Private Placement will be sufficient to fund our operations into the second quarter of 2027. However, we have based this estimate on assumptions that may prove to be incorrect, and our operating plan may change as a result of many factors currently unknown to us. In addition, we may utilize our available capital resources sooner than we expect.

Our future cash flows are dependent on key variables such as our ability to secure additional sources of funding in the form of public or private financing of equity or debt or collaboration agreements or a combination of these. While we remain optimistic to obtain additional funding, the current available cash, cash equivalents and marketable debt securities, even after giving effect to the proceeds from the Private Placement, will not be sufficient to fund our operations over the next 12 months from the date of this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern for one year from the date the unaudited condensed consolidated financial statements are issued.

Contractual Obligations and Commitments

Operating lease obligation

We lease an office and laboratory space in Boston, Massachusetts with lease payments that continue through December 31, 2032, and have scheduled rent increases each year of 3%. The remaining contractual fixed lease payments, over the term of the lease aggregate to $24.1 million. The operating lease obligation is discussed in Note 10, Leases to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Other obligations

We enter into licensing and related agreements in the normal course of business. In accordance with these agreements, we are obligated to pay, among other items, future contingent payments, royalties, and sublicensing revenues in the future, as applicable. We have not included potential future payments due under these licensing and collaboration agreements in contractual obligations because the payment obligations under the agreements are contingent upon future events. Refer to Note 6, Licensing Agreements, to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

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

Recent Accounting Pronouncements

For information with respect to recently issued accounting standards and the impact of these standards on our unaudited condensed consolidated financial statements, refer to Note 2, Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Since our inception, we have incurred significant operating losses. We reported net losses of $48.6 million and $39.5 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $491.8 million. To date, we have not generated any revenues from product sales and have financed our operations primarily through equity offerings. As such, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory licensure and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing licensure for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, procuring clinical- and commercial-scale manufacturing, successfully completing preclinical studies and clinical trials of our product candidate, establishing arrangements with third parties for the conduct of our clinical trials, obtaining marketing licensure for our product candidate, manufacturing, marketing and selling any products for which we may obtain marketing licensure, discovering or obtaining rights to additional product candidates, identifying collaborators to develop product candidates we identify or additional uses of our existing product candidate and successfully completing development of our product candidate for our collaboration partners.

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

Given our current cash position and ongoing clinical development expenses, we may seek additional financing through equity offerings, debt financings, collaborations or other strategic transactions. In addition, we recently completed the private placement financing subsequent to June 30, 2026, which includes warrants, and we may seek additional financing in the future to support continued development of MICVO and our operations. Any such financing may result in significant dilution to existing stockholders, impose restrictive covenants, or require us to relinquish rights to our technologies or product candidates. In addition, adverse market conditions or volatility in the biotechnology sector may limit our ability to raise capital on acceptable terms, or at all.

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

The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing and planned activities, particularly as we continue our clinical trials for MICVO. As of June 30, 2026, we had approximately $34.5 million in cash, cash equivalents, restricted cash and marketable debt securities. On July 2, 2026, we completed the Private Placement with certain institutional accredited investors and received gross proceeds from the issuance of common stock under the Private Placement of approximately $50 million (of which $10.0 million was received on June 30, 2026), before deducting placement agent fees and offering expenses. We believe that our cash, cash equivalents and marketable debt securities as of June 30, 2026, even after giving effect to the proceeds received from the Private Placement, will not be sufficient to fund the Company's operations over the next 12 months from the date these unaudited condensed consolidated financial statements were included within this Quarterly Report on Form 10-Q. Accordingly, we will need to obtain substantial additional funding in order to continue our operations. However, we have based this estimate on assumptions that may prove to be incorrect, and our operating plan may change as a result of many factors currently unknown to us. In addition, we may utilize our available capital resources sooner than we expect. Even if our product candidate is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other comparable regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

Additionally, changing circumstances, some of which may be beyond our control, including market volatility resulting from global economic developments, political unrest, high inflation and other factors, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

The FDA, EMA, or comparable foreign regulatory authorities from which we seek marketing licensure may modify or enhance clinical trial requirements which may affect enrollment and retention of patients and may increase costs and delay clinical programs.

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

Our product development costs also will increase if we experience delays in preclinical studies or clinical trials or in obtaining marketing licensure. We do not know whether any of our preclinical studies or clinical trials will need to be restructured or will be completed on schedule, or at all, even if completed, will yield the results that we anticipate or require. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidate, or could allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidate, which may harm our business, results of operations, financial condition and prospects.

Further, cancer therapies sometimes are characterized as first line, second line, third line or later. The FDA often approves or licenses new oncology therapies initially only for third line or later use, meaning for use after two or more other treatments have failed. When cancer is detected early enough, first line therapy, usually hormone therapy, surgery, radiation therapy, immunotherapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second line and third line therapies are administered to patients when prior therapy is not effective. Our clinical trials are, and any future clinical trials will be, with patients with difficult to treat cancer. We expect that we would initially seek regulatory licensure for use of this product candidate in appropriate treatment settings. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek licensure potentially as a first line therapy, but any product candidate we develop, even if approved for second line or third line therapy, may not be approved for first line therapy and, prior to seeking and/or receiving any licensures for first line therapy, we may have to conduct additional clinical trials.

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

Regulatory expectations for oncology drug development continue to evolve. In recent years, regulatory authorities, including the U.S. Food and Drug Administration, have placed increased emphasis on dose optimization as part of Project Optimus and dose selection to balance efficacy and safety. These evolving expectations may require additional dose-ranging studies, expanded clinical trial designs, or generation of additional data beyond what we currently anticipate.

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
•
unfavorable FDA, EMA or other comparable regulatory agency inspection and review of a clinical trial site;
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

We may submit additional INDs in the future. We may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing us to commence clinical trials or that, once begun, issues will not arise that lead to the suspension or termination of our clinical trials. Additionally, even if the applicable regulatory authorities agree with the design and implementation of the clinical trials set forth in our INDs, we cannot guarantee that those regulatory authorities will not change their requirements in the future, such as the IND initiatives under Operation Trailblazer from the U.S. Department of Health and Human Services in 2026, or that circumstances will not arise under which FDA or other regulatory authorities may place our clinical trials on partial or full clinical hold. These considerations apply to the INDs described above and also to new clinical trials we may submit as amendments to existing INDs or as part of new INDs in the future. Any failure to submit INDs on the timelines we expect or to obtain authorization to proceed with our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

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

Our APXiMAB Platform has enabled the discovery of several product candidates with potential utility in multiple therapeutic areas and has resulted in several programs that have been licensed to third parties, including larger global biopharmaceutical companies and mid-sized regional or China-focused companies. Such arrangements generally allow the licensing parties to control the amount and timing of resources that they dedicate to the development or potential commercialization of any product candidates they develop from the technology we have licensed to them, subject to any territorial or field of use restrictions in the license. Apexigen typically negotiated milestone payments and royalty fees from the licensees that will require various levels of success with their product candidate development program in order for us to generate revenue from them. Our ability to generate revenue from these licensing arrangements will depend on our counterparties’ abilities to successfully develop and commercialize the product candidates they are developing. We cannot predict the success of any licensing program that we have entered, or may enter, into or whether such program will lead to any meaningful milestone or royalty revenue to us.

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

We are aware of several companies that are developing cancer immunotherapies, ADCs and other therapies for patients with HNSCC and other solid tumors targeted by our development programs. Many of these companies are well-capitalized and, in contrast to us, have significant clinical experience, and may include our existing or future collaborators. In addition, these companies compete with us in recruiting scientific and managerial talent and the patient pool available for participation in clinical trials which could negatively impact our ability to execute our business plan.

Our success will partially depend on our ability to develop and protect therapeutics that are safer, purer, and more potent than competing products. Our commercial opportunity and success will be reduced or eliminated if competing products that are safer, more effective, or less expensive than the therapeutics we develop are commercialized.

If our product candidate is licensed, it will compete with a range of therapeutic treatments that are either in development or currently marketed. Many companies are active across various stages of development in the oncology subsector and are marketing and developing products that employ similar ADC and immunotherapy approaches.

Numerous ADCs and immunotherapies are currently in clinical and preclinical development worldwide for the treatment of various cancer indications, including indications targeted by MICVO. These programs are being developed by both large pharmaceutical companies and emerging biotechnology companies, many of which have substantially greater financial, development, regulatory, manufacturing and commercialization resources than we do. Multiple companies are also involved in the development of ADC therapeutics and immunotherapies, including, but not limited to, AbbVie Inc., Abcure, Inc., ADC Therapeutics SA, Alligator Bioscience AB, Astellas Pharma, Inc., AstraZeneca plc, Celldex Therapeutics, Inc., Daiichi Sankyo Company, Ltd., Eucure Biopharma, a subsidiary of Biocytogen, Genentech, Inc., Gilead Sciences, Inc, GlaxoSmithKline, plc, Johnson & Johnson, Lyvgen Biopharma, Nextcure, Inc., Pfizer, Philogen S.p.A., Merck Sharpe & Dohme (MSD), Corbus Pharmaceuticals, and Rakuten Medical, Inc.

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

There are other emerging agents in key indications of interest including R/M HNSCC. Genmab’s EGFR and LGR5 targeting biclonal, petosemtamab, Bicara’s EGFR/TGF-beta targeting bifunctional, ficerafusp alfa (BCA101), and Johnson and Johnson’s EGFR and cMET bispecific antibody, amivantamab, are notable competitors that are targeting patient populations of interest to MICVO and pose a potentially significant threat to our clinical development strategy. Additionally, Corbus Pharmaceuticals’ nectin-4 targeting ADC, CRB-701, is being developed in R/M HNSCC and may compete directly with MICVO for patients, investigators, clinical trial sites, development resources and future commercial opportunities. As competing therapies advance through clinical development and potentially move into later-stage or registrational studies, they may reduce the market opportunity for MICVO or diminish its competitive positioning.

Other competitors may also include agents targeting specific segments such as HPV+ HNSCC, namely NeoTrail Therapeutics (formerly Hookipa)’s and PDS Biotech’s vaccines and agents such as Nanobiotix’s radioenhancer that may be used earlier in the treatment sequence. With the approval of pembrolizumab in the peri-operative setting based on Keynote-689, use of IO in the neoadjuvant and adjuvant settings may shift how HPV patients are treated in earlier lines of therapy. The implementation of using IO in the earlier disease settings could impact patient segmentation and treatment choices in the R/M setting. The treatment landscape for HNSCC continues to evolve rapidly. Changes in standards of care, including increased use of immunotherapy and combination regimens in earlier lines of therapy, may alter patient treatment pathways, reduce the addressable patient population for MICVO in certain settings, increase regulatory expectations, or require us to conduct additional clinical trials to remain commercially competitive.

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

The time required to obtain approval or licensure by the FDA and other comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval and licensure policies, regulations or the type and amount of clinical data necessary to gain approval or licensure may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained marketing approval or licensure for any product candidate, and it is possible that our existing product candidates, or any product candidate we may seek to develop in the future, will never obtain marketing approval or licensure.

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

If we decide to seek additional Breakthrough Therapy Designation and Fast Track Designation, even if granted for our product candidate, may not lead to a faster development, regulatory review or licensure process and do not increase the likelihood that our product candidate will receive marketing licensure.

We may seek additional Breakthrough Therapy Designation and other expedited regulatory designations for our product candidate. For example, in February 2025, the FDA granted Fast Track Designation for use of MICVO in the treatment of adult patients with R/M HNSCC whose disease has progressed following treatment with platinum-based chemotherapy and an anti-PD-(L)1 antibody. The FDA may withdraw the Fast Track Designation if the clinical development program no longer meets the criteria for Fast Track Designation. There is no assurance that the FDA will grant these designations to any of our current or future product candidates. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs or biological products, to treat a serious or life-threatening disease or condition and for which preliminary clinical evidence indicates that the drug or biological products may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as Breakthrough Therapies, increased interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as Breakthrough Therapies by the FDA may also be eligible for other expedited approval programs, including Accelerated Approval and Priority Review, if they meet regulatory requirements for those other programs.

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

We plan to seek Accelerated Approval of MICVO and may seek approval of future product candidates through the FDA’s Accelerated Approval Program. For any licensure to market a biological product, we must provide the FDA and comparable foreign regulatory authorities with clinical data that adequately demonstrate the safety, purity, and potency of the product for the indication applied for in the NDA or BLA or other respective regulatory filings. The Accelerated Approval Program is one of several approaches used by the FDA to make prescription drugs or biological products more rapidly available for the treatment of serious or life-threatening diseases. Section 506(c) of the FDCA provides that the FDA may grant Accelerated Approval to “a product for a serious or life-threatening condition upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.” Licensure through the Accelerated Approval Program is subject, however, to the requirement that a sponsor perform adequate and well controlled post-marketing clinical trials to verify and describe the drug’s clinical benefit, where there is uncertainty as to the relationship of the surrogate endpoint to the clinical benefit, or of the observed clinical endpoint to ultimate outcome. Typically, clinical benefit is verified when post-marketing clinical trials show that the biological products provide a clinically meaningful positive therapeutic effect, that is, an effect on how a patient feels, functions, or survives. If required, these confirmatory trials must be underway prior to Accelerated Approval, pursuant to the Food and Drug Omnibus Reform Act of 2022 (FDORA) enacted in 2022 and under FDA’s draft guidance on “Accelerated Approval and Considerations for Determining Whether a Confirmatory Trial is Underway” made available in January 2025. In addition, Section 506(c) of the FDCA provides FDA authority to impose specific conditions on Accelerated Approval, including requiring post-approval study(ies) to verify and describe clinical benefit, and requiring submission of promotional materials during the pre-approval review period and, following approval and for such period thereafter as FDA determines appropriate, at least 30 days prior to dissemination. The statute also requires FDA, by no later than the date of Accelerated Approval, to specify conditions for required post-approval studies, which may include enrollment targets, protocol, and milestones (including a target completion date), and FDA may require such studies to be underway prior to approval or within a specified time period after approval. If such confirmatory post-marketing trials fail to confirm the product’s clinical profile or risks and benefits, or if we fail to conduct any required confirmatory trial with due diligence, or other evidence shows the product is not safe and effective under the conditions of use, the FDA may withdraw Accelerated Approval of the product.

The FDA has broad discretion with regard to licensure through the Accelerated Approval Program and even if we believe that the Accelerated Approval Program is appropriate for one of our products, there is no assurance that the FDA will ultimately agree. The FDA may also change its policies with respect to Accelerated Approval over time. For example, in March 2023, the FDA announced the availability of draft guidance on “Clinical Trial Considerations to Support Accelerated Approval of Oncology Therapeutics,” in which the Agency outlined, and invited public comment on, its “preferred approach” of randomized controlled trials, including those that provide for longer term follow-up that could fulfill a post-marketing requirement to verify clinical benefit. The draft guidance, while not finalized, included statements where the FDA acknowledged that historically, single-arm trial designs and response endpoints have most commonly been used in oncology, but noted that such trials have limitations. Furthermore, even if we do obtain licensure through the Accelerated Approval Program, we may not experience a faster development process, review, or licensure compared to conventional FDA procedures.

Even if the FDA reviews a BLA seeking Accelerated Approval, there can be no assurance that licensure will be granted on a timely basis, or at all. The FDA may disagree that the design of, or results from, our studies supporting Accelerated Approval. Additionally, the FDA could require us to conduct further studies or trials prior to granting licensure of any type, including by determining that licensure through the Accelerated Approval Program is not appropriate and that our clinical trials may not be used to support licensure through the conventional pathway. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or licensure might not be granted because our submission is deemed incomplete by the FDA. There also can be no assurance that after subsequent FDA feedback we will continue to pursue licensure through the Accelerated Approval Program. A failure to obtain licensure through the Accelerated Approval Program could result in a longer time period to obtain licensure of our products, could increase the cost of our products’ development, could delay our ability to commercialize our products and could significantly harm our financial position and competitive position in the marketplace.

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

In the U.S. and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect results of our future operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, the Inflation Reduction Act (IRA), which was signed into law on August 16, 2022, allows Medicare to: beginning in 2026, establish a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services (CMS); and, beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation, among other reforms. It is unclear how future regulatory actions to implement the IRA, as well as the outcome of pending litigation against the IRA, may affect our products and future profitability. The Medicare Part D Premium Stabilization Demonstration will also sunset at the end of the 2026 plan year and return the program to "traditional market conditions" in 2027. See Part I, Item 1, Government Regulation – Healthcare and Data Privacy Regulation – Healthcare Reform of the Annual Report on Form 10-K (Fiscal 2025 10-K) for additional detail on recent healthcare reform efforts that could affect our operations.

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

In addition, federal agency priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles and legislative developments. For example, changes in federal government spending priorities, agency staffing levels, appropriations, workforce reductions, regulatory priorities, administrative actions or other policy initiatives affecting HHS, FDA, CMS or other governmental agencies could alter how such agencies conduct reviews, inspections, guidance development, rulemaking and other regulatory activities. The administration and agencies have also made abrupt announcements about new or changed regulatory policies, such as policies related to the use of artificial intelligence to review product applications and IND initiatives from HHS's Operation Trailblazer to keep the U.S. competitive. And, future federal government shutdowns may prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, and may significantly impact the ability of the FDA to timely review and process our regulatory submissions. Regulatory uncertainty or changes in FDA policy priorities could also result in modified evidentiary requirements, additional requests for information, delays in regulatory interactions, or changes to development expectations that may increase the cost and complexity of advancing MICVO and any future product candidates.

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

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations. We also rely on third-party service providers, contract research organizations, cloud-based technology providers and other vendors to process, store and transmit sensitive data on our behalf. Any actual or perceived failure by such third parties to adequately safeguard sensitive data, comply with applicable privacy and security requirements, or prevent unauthorized access, disclosure, loss or misuse of data could expose us to regulatory investigations, litigation, contractual liability, reputational harm, business interruption and increased compliance costs.

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

We have adopted a code of conduct applicable to all of our employees, officers, directors, including consultants, but it is not always possible to identify and deter misconduct by our employees, officers, directors, consultants and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, any of which could adversely affect our ability to operate our business and our results of operations. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations.

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

Despite the implementation of security measures, our information technology systems and infrastructure, and those of our current and any future CROs, manufacturers, other contractors, consultants, existing or future collaborators and other third party service providers are vulnerable to damage from various methods, including cybersecurity attacks, breaches, errors, malfeasance, or other technological failures, which can include, among other things, computer viruses, unauthorized access attempts, including third parties gaining access to systems using stolen or inferred credentials, ransomware attacks, denial-of-service attacks, phishing attempts, service disruptions, natural disasters, fire, terrorism, war and telecommunication and electrical failures. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication and intensity, and are becoming increasingly difficult to detect. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. We increasingly rely on third-party hosted and cloud-based technologies and service providers to support our operations, and any disruption, compromise or failure of such systems or providers could adversely affect our ability to conduct clinical development activities, protect sensitive information and maintain business continuity.

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

The legal and regulatory framework governing these technologies is rapidly evolving. If we fail to appropriately govern their use, or if regulators impose new restrictions or requirements, we could experience delays, increased costs, regulatory scrutiny, litigation exposure or reputational harm, any of which could materially adversely affect our business, financial condition and results of operations.

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
•
challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect contractual and intellectual property rights to the same extent as the U.S.;
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

Our research and development activities, and those of our third-party vendors, may involve the use, storage, transportation and disposal of biological materials, chemicals and other hazardous substances. These activities are subject to extensive environmental, health and safety laws and regulations. Accidental contamination, spills, exposures or other incidents could occur. Such activities may occur at our facilities or those of third-party contract research organizations, manufacturers and other service providers.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, government shutdowns, funding lapses and other disruptions to federal agency operations have occurred in the past and may occur again in the future, resulting in furloughs of government employees, delays in agency activities and interruptions to regulatory processes. In October 2025, the FDA announced a lapse in federal funding and implemented shutdown procedures that affected certain agency operations If a prolonged government shutdown were to occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We may form or seek additional collaborations or strategic alliances or enter into additional licensing arrangements in the future. If any of these collaborations, strategic alliances or licensing arrangements are not successful, we may not be able to capitalize on the market potential of our product candidates.

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

We currently contract manufacturing operations to third parties, and large quantities of our product candidate is manufactured by these third parties globally, including in China. Any disruption in production or inability of our manufacturers to produce adequate quantities to meet our needs could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidate. Certain foreign biotechnology companies and CDMOs, including those with operations in China, may become subject to U.S. legislative, regulatory or policy restrictions, including proposals such as the BIOSECURE Act, that could restrict or prohibit our ability to utilize such service providers. The Act could impose trade restrictions, sanctions, and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities. If we are restricted or prohibited from working with our current CDMOs, we may incur added costs or reduction of the supply of material available to us, delays in the procurement or supply of such material or adverse effects on our ability to manufacture our product candidate. Additionally, changes in U.S. trade policy, sanctions, export controls, import restrictions, tariffs, or other measures targeting certain foreign jurisdictions or entities could increase our costs, delay clinical supply, limit access to manufacturing capacity or materials, or require us to transition to alternative vendors, which could require significant time, expense, and regulatory effort. Any such disruptions could accelerate our cash burn and increase our need for additional capital. Any of these matters could materially and adversely affect our business and results of operations. Any recall of the manufacturing lots or similar action regarding our product candidate used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, supply chain disruptions and delays may also occur as a result of any new tariff policies or trade restrictions, which could also negatively impact third party manufacturing. Any of these matters could materially and adversely affect our business and results of operations.

Our CDMOs may be unable to successfully scale-up manufacturing of our product candidate in sufficient quality and quantity, which would delay or prevent us from developing our product candidate and commercializing approved products, if any.

In order to continue conducting clinical trials of our product candidate and subsequently commercialize our product candidate, we will need to manufacture it in large quantities. Quality and feasibility issues may arise during scale-up activities. Our reliance on a limited number of CDMOs, the complexity of drug manufacturing and the difficulty of scaling up a manufacturing process could cause the delay of clinical trials, regulatory submissions, required licensure, or commercialization of our product candidate, cause us to incur higher costs and prevent us from commercializing our product candidate successfully. Furthermore, if our CDMOs fail to deliver the required commercial quality and quantities of materials on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement CDMOs capable of production in a timely manner at a substantially equivalent cost, then testing and clinical trials of our product candidate may be delayed or infeasible, and regulatory licensure or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

If we are unable to obtain sufficient raw and intermediate materials on a timely basis or if we experience other manufacturing or supply difficulties, our business may be adversely affected.

The manufacture of our product candidate requires the timely delivery of sufficient amounts of raw and intermediate materials. We work closely with our suppliers to ensure the continuity of supply but cannot guarantee these efforts will always be successful. Further, while efforts are made to diversify our sources of raw and intermediate materials, in certain instances we acquire raw and intermediate materials from a sole supplier. While we believe that alternative sources of supply exist where we rely on sole supplier relationships, there can be no assurance that we will be able to quickly establish additional or replacement sources for some materials or that the replacement source will be obtainable at a substantially equivalent cost. A reduction or interruption in supply, and an inability to develop suitable alternative sources for such supply, could adversely affect our ability to manufacture our product candidate in a timely or cost-effective manner.

We expect to rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for completing such trials.

We will rely on third party CROs to conduct clinical trials for our product candidate. We currently do not plan to conduct any clinical trials independently. Agreements with these CROs might terminate for a variety of reasons, including for their failure to perform. Entry into alternative arrangements, if necessary, could significantly delay our product development activities.

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

Moreover, patents have a limited lifespan. In the U.S. and internationally, a patent generally expires 20 years after the earliest filing date of a non-provisional patent application. Various extensions may or may not be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our current or future product candidate, we may be open to competition from generic and/or biosimilar versions of such products. Given the amount of time required for the development, testing and regulatory review of new product candidate, patents protecting such candidate might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent rights may not provide us with sufficient rights to exclude others from commercializing drugs similar or identical to ours. We may also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. Even if our patent rights are unchallenged, our issued patents and our pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our owned or licensed patent rights by developing similar or alternative technologies or products in a non-infringing manner. For example, a third party may develop a competitive product that provides benefits similar to one or more of our product candidates, but that has a different composition that falls outside the scope of our patent protection. If the protection provided by our patent rights with respect to our product candidates is not sufficiently broad to impede such competition, or if the breadth, strength or term (including any extensions or adjustments) of protection provided by our patent rights with respect to our product candidates or any future product candidates is successfully challenged, our ability to successfully commercialize our product candidate could be negatively affected, which would harm our business.

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

The licensing of intellectual property is of critical importance to our business and to our current and future product candidates, and we may enter into additional such agreements in the future. In particular, the rights to the intellectual property covering the MICVO composition of matter are in-licensed from Pfizer. If we fail to meet our obligations under any of our in-license agreements, including the amended and restated license agreement with Pfizer, dated October 6, 2022, as further amended, then the licensor may terminate the license agreement. If one of our material in-license agreements is terminated, we will lose the right to continue to develop and commercialize the product candidate(s) covered by such in-license agreement. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under our in-license agreements, we may not be able to do so in a timely manner, at an acceptable cost or at all. If Pfizer chooses not to defend or enforce, or fails to defend or enforce, the Licensed Platform Patent Rights, including certain patent families that read on certain aspects of MICVO, these patent rights may be adversely affected and our ability to continue the development and commercialization of MICVO may be adversely affected. If we fail to defend or enforce the Licensed ADC Patent Rights, which read directly on the MICVO composition of matter, these patent rights may be adversely affected and our ability to continue the development and commercialization of MICVO may be adversely affected.

We may become involved in lawsuits to protect or enforce our patents, the patents of our licensors or our other intellectual property rights, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming and are likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid, is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in such proceedings could put one or more of our owned or licensed patents at risk of being invalidated or interpreted narrowly and could put our owned or licensed patent applications at risk of not issuing. The initiation of a claim against a third party might also cause the third party to bring counter claims against us, such as claims asserting that our patent rights are invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent, withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter parte review, or post-grant review, or oppositions or similar proceedings outside the U.S., in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is or will be no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates. Such a loss of patent protection could harm our business.

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

Future issuances of equity securities, including securities issuable upon the exercise of outstanding warrants, and issuances of debt securities that are convertible into equity, may dilute our stockholders.

We will need to raise additional capital in the future. We have recently raised capital through equity financings. For example, on July 2, 2026, we closed a private placement with certain institutional accredited investors and received gross proceeds of approximately $50 million, before deducting placement agent fees and offering expenses, and may receive an additional approximately $64.0 million of gross proceeds if the accompanying common warrants are exercised in full for cash. We may continue to raise additional capital in the future. To the extent we raise additional capital through the issuance of equity or convertible debt securities in the future, there will be dilution to our existing investors and the terms of these securities may include liquidation or other preferences that adversely affect existing our stockholders’ rights.

In addition, holders of outstanding warrants (including warrants issued as part of the private placement) and other convertible or exercisable securities may acquire shares of our common stock in the future, resulting in additional dilution to existing stockholders. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or equity securities. We may choose to raise additional capital through the issuance of equity or convertible debt securities due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. No prediction can be made as to the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.

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

As of August 12, 2026, our executive officers and directors, together with holders of more than 5% of our outstanding common stock and their respective affiliates, beneficially owned, in the aggregate and without duplication, approximately 38.1% of our outstanding common stock, or approximately 57.6% including shares issuable upon exercise of options and warrants exercisable within 60 days of that date, determined in accordance with Rule 13d-3 under the Exchange Act. Shares underlying unexercised options and warrants do not vote until exercised.

As a result, these stockholders, if acting together, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as, or may even conflict with, interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

We have issued additional shares of common stock and common stock warrants in connection with the recent private placement financings which closed on July 2, 2026. Our common stock price could decline as a result of sales of many shares of common stock or the perception that these sales could occur. These sales, or the possibility that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

On June 30, 2026, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) for a private placement (the “Private Placement”) with certain institutional accredited investors (each, a “Purchaser” and collectively, the “Purchasers”).

Pursuant to the Securities Purchase Agreement, we agreed to issue and sell to the Purchasers an aggregate of (i) 19,600,153 shares (the “Shares”) of our common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $2.551 per share, and (ii) common warrants (the “Common Warrants”) to purchase up to an equal amount of shares of our Common Stock (the “Common Warrant Shares”) at an exercise price of $3.289 per Common Warrant. The Common Warrants will be exercisable on or after the earlier of (i) the date on which we first publicly disclose clinical data from MICVO Phase 1 monotherapy study in second line and beyond Recurrent / Metastatic Head and Neck Squamous Cell Carcinoma, or (ii) October 1, 2026, and the Common Warrants will expire on July 2, 2029.

Wells Fargo Securities, LLC acted as the placement agent for the Private Placement. We have agreed to pay customary placement fees and reimburse certain expenses of the placement agent.

The Private Placement closed on July 2, 2026. We received gross proceeds from the Private Placement of approximately $50 million, before deducting placement agent fees and offering expenses and may receive an additional approximately $64.0 million of gross proceeds if the accompanying Common Warrants are exercised in full for cash. We intend to use the net proceeds from the Private Placement for the continued advancement of our lead clinical program, MICVO through key clinical milestones and for working capital and general corporate purposes.

The Shares and Common Warrants issued in connection with the Private Placement were not registered under the Securities Act, in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

On July 2, 2026, we also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which we agreed to register for the resale of the Shares and Common Warrants (together, the “Registrable Securities”). Under the Registration Rights Agreement, we agreed to prepare and file a registration statement with the SEC, no later than October 2, 2026 (the “Filing Deadline”). We also agreed to use commercially reasonable efforts to cause such registration statement to become effective as soon as practicable, but in any event no later than the fifth business day following the filing of the registration statement (or, in the event of a “review” by the SEC, the 75th calendar day, following such filing date).

Under the terms of the Registration Rights Agreement, we also agreed to be responsible for all fees and expenses incurred in connection with the registration of the Registrable Securities. In addition, certain liquidated damages provisions will apply to us in the event of registration failures, as described in the Registration Rights Agreement. We have granted the Purchasers customary indemnification rights in connection with the registration statement. The Purchasers have also granted us the customary indemnification rights in connection with the registration statement.

Use of Proceeds from Initial Public Offering

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading arrangement

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K for the purchase or sale of our securities.

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

Pyxis Oncology, Inc.

Date: August 13, 2026	By:	/s/ Thomas Civik
Thomas Civik
Interim Chief Executive Officer

	By:	/s/ Jitendra Wadhane
Jitendra Wadhane
Principal Financial and Accounting Officer