Form 10-Q
period 2026-09-30
Pyxis Oncology, Inc.
filed 2026-11-05
CIK 1782223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 4, 2026, the registrant had 119,607,855 shares of common stock, $0.001 par value per share, outstanding.

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
•
We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce or eliminate one or more of our research and product development programs or future commercialization efforts. The warrants that we have issued may never be exercised and we may never receive additional funds from the warrants.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$3,856	$15,422
Marketable debt securities	51,716	51,435
Restricted cash	1,472	1,472
Prepaid expenses and other current assets	2,083	3,776
Total current assets	59,127	72,105
Property and equipment, net	6,939	7,997
Operating lease right-of-use asset	10,704	11,418
Total assets	$76,770	$91,520
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,124	$10,885
Accrued expenses and other current liabilities	9,926	8,554
Operating lease liabilities, current portion	1,892	1,692
Total current liabilities	19,942	21,131
Operating lease liabilities, net of current portion	15,508	16,958
Financing lease liabilities, net of current portion	—	23
Total liabilities	35,450	38,112
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 190,000,000 shares authorized; 83,511,500 and 62,690,229 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	83	63
Additional paid-in capital	553,072	496,469
Accumulated other comprehensive (loss) income	(56)	53
Accumulated deficit	(511,779)	(443,177)
Total stockholders’ equity	41,320	53,408
Total liabilities and stockholders’ equity	$76,770	$91,520

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Milestone revenue	$—	$—	$—	$2,820
Operating expenses:
Research and development	16,556	17,808	52,596	51,985
General and administrative	3,967	5,653	18,277	16,960
Total operating expenses	20,523	23,461	70,873	68,945
Loss from operations	(20,523)	(23,461)	(70,873)	(66,125)
Other income, net:
Interest and investment income, net	539	774	1,251	3,010
Sublease income	—	684	1,020	1,883
Total other income, net	539	1,458	2,271	4,893
Loss before income taxes	(19,984)	(22,003)	(68,602)	(61,232)
Income tax expense	—	—	—	283
Net loss	$(19,984)	$(22,003)	$(68,602)	$(61,515)
Net loss per common share - basic and diluted	$(0.24)	$(0.35)	$(0.98)	$(0.99)
Weighted average shares of common stock outstanding - basic and diluted	83,508,174	62,557,386	70,149,530	61,847,245
Other comprehensive (loss) income:
Net unrealized (loss) gain on marketable debt securities	(52)	74	(109)	(101)
Other comprehensive (loss) income	(52)	74	(109)	(101)
Comprehensive loss	$(20,036)	$(21,929)	$(68,711)	$(61,616)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
For the Three Months Ended September 30, 2026 and 2025	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2026	63,434,936	$63	$503,176	$(4)	$(491,795)	$11,440
Issuance of common stock in private placement, net of offering costs (See Note 7)	19,600,153	20	48,325	—	—	48,345
Issuance of restricted common stock, net of tax withholdings	298,733	—	(35)	—	—	(35)
Stock options exercised	177,678	—	275	—	—	275
Stock-based compensation	—	—	1,331	—	—	1,331
Net unrealized loss on marketable debt securities	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	(19,984)	(19,984)
Balance at September 30, 2026	83,511,500	$83	$553,072	$(56)	$(511,779)	$41,320

Balance at June 30, 2025	62,018,135	$62	$490,654	$(5)	$(403,068)	$87,643
Issuance of restricted common stock, net of tax withholdings	131,529	—	(8)	—	—	(8)
Stock-based compensation	—	—	3,073	—	—	3,073
Net unrealized gain on marketable debt securities	—	—	—	74	—	74
Net loss	—	—	—	—	(22,003)	(22,003)
Balance at September 30, 2025	62,149,664	$62	$493,719	$69	$(425,071)	$68,779

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
For the Nine Months Ended September 30, 2026 and 2025	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	62,690,229	$63	$496,469	$53	$(443,177)	$53,408
Issuance of common stock in private placement, net of offering costs (See Note 7)	19,600,153	20	48,325	—	—	48,345
Issuance of restricted common stock and other awards, net of tax withholdings	1,014,734	—	(113)	—	—	(113)
Stock options exercised	206,384	—	322	—	—	322
Stock-based compensation	—	—	8,069	—	—	8,069
Net unrealized loss on marketable debt securities	—	—	—	(109)	—	(109)
Net loss	—	—	—	—	(68,602)	(68,602)
Balance at September 30, 2026	83,511,500	$83	$553,072	$(56)	$(511,779)	$41,320

Balance at December 31, 2024	59,967,814	$60	$484,077	$170	$(363,556)	$120,751
Exercise of pre-funded warrants	1,611,215	2	—	—	—	2
Issuance of restricted common stock, net of tax withholdings	541,016	—	(77)	—	—	(77)
Issuance of common stock under employee stock purchase plan (ESPP)	29,619	—	—	—	—	—
Stock-based compensation	—	—	9,719	—	—	9,719
Net unrealized loss on marketable debt securities	—	—	—	(101)	—	(101)
Net loss	—	—	—	—	(61,515)	(61,515)
Balance at September 30, 2025	62,149,664	$62	$493,719	$69	$(425,071)	$68,779

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PYXIS ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(68,602)	$(61,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,059	1,614
Stock-based compensation	8,069	9,719
Non-cash operating lease expense	714	605
Accretion of discount on marketable debt securities	(771)	(2,585)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,693	(1,308)
Accounts payable	(2,761)	4,897
Accrued expenses and other current liabilities	1,372	(3,375)
Operating lease liabilities	(1,250)	(1,070)
Other	(23)	(57)
Net cash used in operating activities	(60,500)	(53,075)
Investing activities
Redemption of marketable debt securities	63,739	149,610
Purchase of marketable debt securities	(63,359)	(107,005)
Purchase of property and equipment	—	(9)
Net cash provided by investing activities	380	42,596
Financing activities
Proceeds from issuance of common stock in private placement, net of offering costs	48,345	—
Proceeds from exercise of pre-funded warrants	—	2
Proceeds from the exercise of stock options	322	—
Tax withholding payments related to net settlement of restricted common stock	(113)	(77)
Net cash provided by (used in) financing activities	48,554	(75)
Net decrease in cash, cash equivalents and restricted cash	(11,566)	(10,554)
Cash, cash equivalents and restricted cash at beginning of year	16,894	20,945
Cash, cash equivalents and restricted cash at end of period	$5,328	$10,391
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$3,856	$8,919
Restricted cash	1,472	1,472
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$5,328	$10,391

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

In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of those expected for the year ending December 31, 2026 or for any future period. The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2026 (Fiscal 2025 10-K).

Liquidity

The Company has incurred losses and negative cash flows from operations since inception, including net losses of $20.0 million and $22.0 million for the three months ended September 30, 2026 and 2025, respectively, and net losses of $68.6 million and $61.5 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company had an accumulated deficit of $511.8 million and cash, cash equivalents, and marketable debt securities of $55.6 million.

On July 2, 2026, the Company closed a private placement with certain institutional accredited investors (the “Private Placement”) and received gross proceeds of approximately $50.0 million before deducting placement agent fees and offering expenses directly related to the Private Placement.

Subsequent to the balance sheet date, on October 1, 2026, the Company closed a registered public offering (the "Public Offering") and received gross proceeds of approximately $110.0 million before deducting underwriting discounts and commissions and other expenses directly related to the Public Offering. The Company currently expects that its cash, cash equivalents, and marketable debt securities as of September 30, 2026 together with the net proceeds from the Public Offering will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date these unaudited condensed consolidated financial statements are issued. At the time of these unaudited condensed consolidated financial statements, the previously reported going concern uncertainty has been alleviated based on the completion of the Public Offering. See Note 14, Subsequent Events, for further details regarding the Public Offering.

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendment requires disaggregated disclosure of (i) certain costs and expenses, (ii) certain already required disclosures must be included in the same disclosure as the new disaggregation requirements and (iii) a qualitative description of the amounts not separately disaggregated. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on the Company's consolidated financial statements and related disclosures.

3. Fair Value Measurements

The following tables present the financial instruments carried at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, respectively, in accordance with the FASB ASC 820 hierarchy (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$1,180	$—	$—	$1,180
Marketable debt securities
U.S. Treasury securities	51,716	—	—	51,716
Total	$52,896	$—	$—	$52,896

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$673	$—	$—	$673
Marketable debt securities
U.S. Treasury securities	51,435	—	—	51,435
Total	$52,108	$—	$—	$52,108

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

4. Marketable Debt Securities

Marketable debt securities, all of which were classified as available-for-sale, consist of the following (in thousands):

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Marketable debt securities
U.S. Treasury securities	$51,772	$—	$(56)	$51,716
Total	$51,772	$—	$(56)	$51,716

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Marketable debt securities
U.S. Treasury securities	$51,382	$53	$—	$51,435
Total	$51,382	$53	$—	$51,435

As of September 30, 2026, and December 31, 2025, the remaining contractual terms of the U.S. Treasury securities were less than 12 months.

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

Interest and investment income consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$201	$242	$480	$425
Accretion of discount, net	338	532	771	2,585
Total interest and investment income	$539	$774	$1,251	$3,010

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

The accounting policies of the single segment are the same as those described in the Company’s significant accounting policies disclosed in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s Fiscal 2025 10-K. The CODM assesses performance for the segment based on net loss, which is reported on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss as net loss. The measure of segment assets is reported on the accompanying unaudited condensed consolidated balance sheets as total assets.

To date, the Company has not generated any product revenue. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances its product candidates through all stages of development and clinical trials and, ultimately, seeks regulatory approval.

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

The table below summarizes segment net loss, including significant expenses for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Milestone revenue	$—	$—	$—	$2,820
Operating expenses:
Research and development
Clinical product candidates	9,062	6,727	27,342	16,261
Clinical product manufacturing	992	4,582	6,151	14,160
Personnel-related expenses, excluding stock-based compensation	3,867	3,738	12,398	11,967
Stock-based compensation	364	698	1,170	2,389
Depreciation and amortization	239	454	869	1,385
Other (i)	2,032	1,609	4,666	5,823
Total research and development expenses	16,556	17,808	52,596	51,985
General and administrative
Personnel-related expenses, excluding stock-based compensation	1,532	1,519	5,708	4,070
Stock-based compensation	967	2,375	6,899	7,330
Professional and consultant fees	639	713	2,667	2,390
Other (ii)	829	1,046	3,003	3,170
Total general and administrative expenses	3,967	5,653	18,277	16,960
Total operating expenses	20,523	23,461	70,873	68,945
Other segment income (iii)	539	1,458	2,271	4,893
Income tax expense	—	—	—	283
Segment net loss	$(19,984)	$(22,003)	$(68,602)	$(61,515)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$(19,984)	$(22,003)	$(68,602)	$(61,515)

(i)
Other research and development segment items include facilities expenses, lab services, professional services and technology costs.
(ii)
Other general and administrative segment items include facilities expenses, technology costs, insurance and depreciation.
(iii)
Other segment income for the three months ended September 30, 2026 consisted of $0.5 million of interest and investment income, and for the three months ended September 30, 2025 consisted of $0.8 million of interest and investment income and $0.7 million of sublease income. For the nine months ended September 30, 2026 and 2025, other segment income consisted of $1.3 million and $3.0 million of interest and investment income and $1.0 million and $1.9 million of sublease income, respectively.

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

Pursuant to the University License Agreement, the Company is obligated to pay potential development and commercial milestones as well as running royalties on net sales of licensed products at varying rates. The Company assessed the milestone and royalty events under the University License Agreement during the three and nine months ended September 30, 2026 and 2025, and determined that no such milestone or royalty events occurred.

Pfizer Inc. Agreement

In December 2020, the Company entered into a license agreement (as amended, the “Pfizer License Agreement”) with Pfizer Inc. (“Pfizer”) for worldwide development and commercialization rights to ADC product candidates directed to certain licensed targets, including micvotabart pelidotin (“MICVO”) and PYX-203, and products containing the ADC product candidates. The Company’s rights are exclusive with respect to certain patents owned or controlled by Pfizer covering the licensed ADCs. The initial licensed targets include CD123 and Extradomain-B Fibronectin (“EDB+FN”) and the Company has the option to expand the scope of its license to add additional licensed targets that have not been licensed to a third party or are not the subject of a Pfizer ADC development program. The Pfizer License Agreement became effective in March 2021 and the Company paid a combined $25.0 million for the license fee, consisting of an upfront cash payment of $5.0 million and issued 12,152,145 shares of Series B convertible preferred stock, which was converted into 1,911,015 shares of its common stock upon the initial public offering (“IPO”) in October 2021, with a value of $20.0 million to Pfizer.

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

Further, pursuant to the A&R License Agreement, the Company is obligated to pay future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products at varying rates. The Company assessed the milestone and royalty events under the A&R License Agreement during the three and nine months ended September 30, 2026 and 2025, and determined that no milestone or royalty events occurred.

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

Pursuant to the Biosion License Agreement, the Company paid an upfront license fee of $10.0 million in March 2022. Further, the Company is also obligated to pay future contingent payments including development, regulatory and commercial milestones as well as running royalties on net sales of licensed products and sublicensing revenues at varying rates. In December 2024, the Company paused the clinical development of PYX-106. In May 2026, the Company provided Biosion with a 90-day notice of termination under the Biosion License Agreement, and the termination became effective in August 2026. As of the effective date of termination, the Company assessed the milestone and royalty provisions of the Biosion License Agreement and determined that no such milestone or royalty events occurred. Biosion and the Company are currently negotiating the wind down and transfer of the PYX-106 program from the Company to Biosion.

Acquired Out-Licensing Agreements

In August 2023, the Company completed the acquisition of Apexigen, Inc. (“Apexigen”) and assumed all out-licensing agreements of Apexigen upon the acquisition.

Simcere License and Collaboration Agreement

In December 2008, Epitomics, Inc. (“Epitomics”) (Apexigen’s predecessor) and Jiangsu Simcere Pharmaceutical R&D Co., Ltd. (“Simcere”) entered into a license and collaboration agreement (the “Simcere Agreement”) for the development and commercialization of suvemcitug (BD0801) for oncology in China.

In July 2025, Simcere paid $2.8 million of regulatory approval milestone ($3 million upon achievement of the regulatory milestone less $0.2 million of withholding tax) to the Company. Further, in December 2025, the Company sold its rights to royalties from the commercialization of Enzeshu® (suvemcitug for injection) to Simcere for a one-time cash payment of $11 million and four semi-annual installments of $175,000 each. During the nine months ended September 30, 2026, the Company received the first $175,000 installment payment. As of September 30, 2026, there are no obligations under the Simcere Agreement.

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

Under the T-Mab Agreement, Mabwell was granted an exclusive, royalty-bearing, perpetual license (without the right to sublicense) to rights in certain intellectual property to develop and commercialize such therapeutic candidates. Mabwell is obligated to pay the Company a mid-single-digit percentage royalty on net sales of such therapeutic candidates in China. During the three and nine months ended September 30, 2026 and 2025, the Company assessed the milestone and royalty provisions of the T-Mab Agreement and determined that no milestone or royalty events were triggered.

Toray Sublicense Agreement

In May 2012, Epitomics and Toray Industries, Inc. (“Toray”), entered into a non-exclusive sublicense agreement (the “Toray Agreement”) under which Epitomics granted Toray a non-exclusive, worldwide sublicense, with the right to grant further sublicenses, to develop and commercialize drug product candidates that Toray developed using antibodies created using Apexigen’s antibody-discovery platform (the “APXiMAB Platform”) that target certain molecules to use in the development of its drug product candidates. Under the Toray Agreement, Toray paid an upfront fee, and agreed to pay certain development and regulatory related milestone payments and a low single-digit percentage royalty on net sales of licensed products by Toray or its affiliates, and a mid-teens percentage of certain payments received by Toray from sublicensees. During the three and nine months ended September 30, 2026 and 2025, the Company assessed the milestone and royalty provisions of the Toray Agreement and determined that no milestone or royalty events were triggered.

7. Stockholders’ Equity

Shelf Registration Statement and ATM Offering Program

On November 26, 2025, the Company filed a registration statement on Form S-3 with the SEC for the issuance of common stock, preferred stock, warrants, debt securities, rights and units with an aggregate offering price of up to $350.0 million. On December 9, 2025, the registration statement was declared effective by the SEC. The registration statement included an at-the-market offering program (the “ATM”) for the sale of up to $150.0 million of shares of the Company’s common stock. On September 29, 2026, the Company filed a prospectus supplement to terminate the ATM effective the same day.

During the three and nine months ended September 30, 2026 and 2025, the Company did not sell any shares of common stock under the ATM offering program.

Private Placement

On June 30, 2026, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) for the Private Placement with certain institutional accredited investors (the “Purchasers”).

Pursuant to the Securities Purchase Agreement, on July 2, 2026, the Company issued and sold to the Purchasers an aggregate of (i) 19,600,153 shares of common stock at a purchase price of $2.551 per share and (ii) common warrants (the “July 2026 Warrants”) to purchase up to an equal number of shares of common stock at an exercise price of $3.289 per share (see Note 8, Common Stock Warrants).

The Company received gross proceeds of approximately $50.0 million and net proceeds of $48.3 million after deducting placement agent fees and offering expenses. The Company may receive up to an additional $64.5 million of gross proceeds, before deducting placement agent fees, if the July 2026 Warrants are exercised in full for cash.

Preferred Stock

There were no issued and outstanding shares of preferred stock as of September 30, 2026 and December 31, 2025.

Common Stock

As of September 30, 2026 and December 31, 2025, the Company was authorized to issue up to 190,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2026 and December 31, 2025, 83,511,500 and 62,690,229 shares, respectively, were issued and outstanding.

See Note 14, Subsequent Events, for further details regarding the issuance of 36,047,919 shares of common stock in the registered public offering completed subsequent to the balance sheet date.

Voting—Each holder of outstanding shares of common stock shall be entitled to one vote in respect of each share.

Reserved Shares—The Company reserved the following shares of common stock for issuance:

	September 30, 2026	December 31, 2025
Stock options outstanding	18,107,266	12,468,296
Restricted stock units outstanding	968,512	1,634,519
Shares reserved for future issuance	2,400,703	4,925,963
Private placement warrants	19,600,153	—
Apexigen replacement warrants	1,003,191	1,003,191
Employee stock purchase plan	715,570	605,490
Total	42,795,395	20,637,459

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

As of September 30, 2026, there were 344,259 warrants outstanding with an exercise price of $8.12 per share, 17,212 warrants outstanding with an exercise price of $10.14 per share, and 641,720 warrants outstanding with an exercise price of $66.67 per share. The warrants with an exercise price of $66.67 per share expire on July 29, 2027, or earlier upon redemption or liquidation. The warrants with exercise prices of $8.12 per share and $10.14 per share expire on July 30, 2028, or earlier upon redemption or liquidation.

Private Placement Warrants

In January 2025, the holder of the Company’s pre-funded warrants exercised such warrants in full, and the Company issued 1,611,215 shares of common stock upon such exercise. As of September 30, 2026, no pre-funded warrants were outstanding.

In connection with the Private Placement, the Company issued the July 2026 Warrants to purchase up to 19,600,153 shares of common stock at an exercise price of $3.289 per share. The July 2026 Warrants are exercisable on or after the earlier of (i) the date on which the Company first publicly discloses clinical data from its MICVO Phase 1 monotherapy study in second line and beyond recurrent / metastatic HNSCC, which occurred on September 9, 2026, or (ii) October 1, 2026, and expire on July 2, 2029. As of September 30, 2026, the July 2026 Warrants to purchase 19,600,153 shares of common stock were outstanding.

The Company determined that the July 2026 Warrants and Apexigen Replacement Warrants met all of the criteria for equity classification. Accordingly, the warrants were recorded as a component of additional paid-in capital within the accompanying unaudited condensed consolidated balance sheets.

See Note 14, Subsequent Events, for further details regarding the common warrants issued in the Public Offering subsequent to the balance sheet date.

9. Stock-Based Compensation

The Company grants stock-based incentive awards pursuant to the 2021 Equity Incentive Plan (the “2021 Plan”), the 2019 Equity Incentive Plan (the “2019 Plan”), the 2022 Equity Incentive Plan (the “2022 Plan”) and the 2022 Equity Inducement Plan (the “2022 Inducement Plan”). As of September 30, 2026, there were 1,243,171 shares, 264,691 shares, 525,665 shares and 367,176 shares, respectively, available for future issuance under the 2021 Plan, 2019 Plan, 2022 Plan and 2022 Inducement Plan.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	12,468,296	$3.99	7.8	$595
Granted	6,299,457	2.47
Exercised	(206,384)	1.56
Expired	(8,668)	1.62
Forfeited	(445,435)	2.17
Outstanding at September 30, 2026	18,107,266	$3.54	7.0	$9,597
Options exercisable at September 30, 2026	11,026,427	$4.23	5.5	$5,924

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock of $2.33 per share as of September 30, 2026. The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2026 was $0.3 million and $0.4 million, respectively. No stock options were exercised during the three and nine months ended September 30, 2025.

The Company has an aggregate $12.6 million of gross unrecognized stock-based compensation expense as of September 30, 2026, remaining to be amortized over a weighted average period of 3.6 years.

The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2026 was $3.10 and $1.91 per share, respectively, and $1.69 and $0.89 per share, respectively, during the three and nine months ended September 30, 2025. The grant-date fair value of each option granted was calculated using the following key input assumptions in the Black-Scholes option-pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected volatility	97.11% - 97.91%	98.68% - 99.03%	97.11% - 103.00%	93.92% - 101.51%
Risk-free interest rate	4.37% - 4.61%	3.74% - 3.91%	3.86% - 4.61%	3.74% - 4.45%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	5.06 - 6.08	5.13 - 6.08	5.06 - 6.08	5.00 - 6.08

Restricted Stock Units (RSU) and Other Awards

The following table summarizes restricted stock units activity for the nine months ended September 30, 2026:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2026	1,634,519	$2.61
Granted	143,708	1.38
Forfeited	(117,849)	0.12
Vested and settled	(691,866)	2.46
Outstanding at September 30, 2026(1)	968,512	$2.83

(1) Includes 644,000 RSUs which are vested but not settled at September 30, 2026.

During the nine months ended September 30, 2026, the Company issued 633,667 shares of its common stock from the settlement of 691,866 restricted stock units, with the remaining shares withheld for taxes. The Company has an aggregate $0.9 million of gross unrecognized restricted stock-based compensation expense as of September 30, 2026, remaining to be amortized over a weighted average period of 1.5 years.

During the nine months ended September 30, 2026, the Company issued 381,067 shares of common stock as other awards under the 2021 Plan to the former Chief Executive Officer (CEO), as part of a separation agreement between the Company and the former CEO, and the compensation cost has been recorded within general and administrative expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Summary of Stock-Based Compensation Expense

The following table summarizes the total stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative	$967	$2,375	$6,899	$7,330
Research and development	364	698	1,170	2,389
Total	$1,331	$3,073	$8,069	$9,719

2021 Employee Stock Purchase Plan (“2021 ESPP”)

The Company maintains the 2021 ESPP. The Company did not issue any shares during the three and nine months ended September 30, 2026. The Company issued no shares and 29,619 shares under the 2021 ESPP during the three and the nine months ended September 30, 2025, respectively. As of September 30, 2026, 715,570 shares are available for issuance under the 2021 ESPP.

10. Operating Leases

The Company leases its office and facilities in Boston, Massachusetts under a non-cancellable operating lease agreement that continues through December 31, 2032. Cash paid for operating lease liabilities was $0.8 million during the three months ended September 30, 2026 and 2025, and $2.5 million during the nine months ended September 30, 2026 and 2025. Cash paid for operating lease liabilities is included in operating cash flows within the accompanying unaudited condensed consolidated statements of cash flows. The components of operating lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease cost
Operating lease cost	$650	$663	$1,990	$1,990
Variable lease cost	336	312	910	742
Total operating lease cost	$986	$975	$2,900	$2,732

The Company subleased approximately 17,729 square feet of office and laboratory space in the building located at 321 Harrison Avenue, Boston, Massachusetts. The Company was jointly and severally liable under the head lease and has accounted for the sublease as an operating lease. The sublease term commenced on March 24, 2023 and ended on May 23, 2026. The Company recognized no sublease income and $0.7 million of sublease income for the three months ended September 30, 2026 and 2025, respectively, and $1.0 million and $1.9 million of sublease income for the nine months ended September 30, 2026 and 2025, respectively.

11. Income Taxes

The Company’s effective tax rate from continuing operations was 0% for the three and nine months ended September 30, 2026 and 2025. The Company has not recorded a federal income tax provision for the three and nine months ended September 30, 2026 and 2025. The Company recorded a nominal state and local income tax provision for the nine months ended September 30, 2026. For the nine months ended September 30, 2025, the Company recorded $0.3 million of foreign tax related to the Simcere milestone revenue in China, as well as a nominal state and local income tax provision.

The Company assesses the realizability of its deferred tax assets at each reporting date. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets, which consist primarily of net operating losses and tax credits. If certain substantial changes in the entity’s ownership occur, there may be an annual limitation on the amount of the carryforwards that can be utilized. The Company will continue to assess the need for a valuation allowance on its deferred tax assets.

12. Net Loss per Common Share

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per common share due to their anti-dilutive effect:

	September 30,
	2026	2025
Stock options outstanding	18,107,266	12,580,264
Non-vested and unsettled restricted stock units	324,512	1,800,089
Private placement warrants	19,600,153	—
Apexigen replacement warrants	1,003,191	1,003,191
Total	39,035,122	15,383,544

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

14. Subsequent Events

Public Offering

On October 1, 2026, the Company closed an underwritten public offering (the “Public Offering”) of (i) 36,047,919 shares of its common stock and (ii) pre-funded warrants to purchase 1,883,121 shares of its common stock, in each case together with accompanying common warrants to purchase an aggregate of 49,310,352 shares of common stock (the “October 2026 Warrants”). The combined public offering price was $2.90 per share of common stock and accompanying October 2026 Warrants and $2.899 per pre-funded warrant and accompanying October 2026 Warrants. The pre-funded warrants have an exercise price of $0.001 per share. The October 2026 Warrants have an exercise price of $3.50 per share, will become exercisable only following stockholder approval of, and the effectiveness of, an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock, and will expire on the earlier of (i) the fifth anniversary of the effective date of such amendment and (ii) the 30th calendar day following the later of such effective date and the public release of overall survival data from the Company’s MICVO Phase 1 monotherapy study in second line and beyond recurrent / metastatic HNSCC, which the Company expects to report in the first half of 2027.

The Company received gross proceeds of approximately $110.0 million, before deducting underwriting discounts and commissions and offering expenses, and may receive up to approximately $172.6 million of additional gross proceeds if all of the October 2026 Warrants and pre-funded warrants are exercised in full for cash.

Special Meeting of Stockholders

On October 21, 2026, the Company filed a definitive proxy statement for a special meeting of stockholders to consider an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 190,000,000 to 380,000,000. As described above, the October 2026 Warrants will not become exercisable unless and until such amendment is approved by stockholders and becomes effective. The Company has sufficient authorized and unissued shares to satisfy all other outstanding equity instruments, including the pre-funded warrants issued in the Public Offering.

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

MICVO is currently being studied as monotherapy in recurrent and metastatic head and neck squamous cell carcinoma (R/M HNSCC) and in combination with KEYTRUDA® (pembrolizumab) in first-line/second-line and beyond (1L/2L+) R/M HNSCC and other solid tumors. In September 2026, we reported positive updated data from our Phase 1 monotherapy study in second-line and beyond (2L+) R/M HNSCC, which we believe support the advancement of MICVO into a pivotal program, and we plan to initiate HeadlinerSM, our global pivotal Phase 3 monotherapy trial in 2L+ R/M HNSCC, in mid-2027.

MICVO Monotherapy

PYX-201-101 Phase 1 (Part 1) Monotherapy Dose Escalation Study

Our ongoing global Phase 1 monotherapy study, referred to as PYX-201-101, is a multi-part study. Part 1 was a dose escalation study evaluating MICVO monotherapy in patients with advanced solid tumors known to express EDB+FN, and Part 2 is a dose expansion study which includes 2L+ R/M HNSCC. In November 2024, we reported positive preliminary results from the Part 1 dose escalation study, which included a total of 80 patients dosed across nine solid tumor types at doses ranging from 0.3 mg/kg to 8 mg/kg, with a data cut-off of October 4, 2024. Of the nine solid tumor types included in the study, the strongest tumor regression response was observed in R/M HNSCC. Among the six efficacy evaluable heavily pre-treated patients with R/M HNSCC, the confirmed objective response rate (ORR) was 50% per RECIST v1.1 at the therapeutically active dose response range of 3.6 mg/kg – 5.4 mg/kg administered intravenously every three weeks (IV Q3W), including one confirmed complete response (CR) and two confirmed partial responses (PRs), with a disease control rate (DCR) of 100%. Based on these observations, 5.4 mg/kg IV Q3W was selected for dose expansion as the dose presenting the optimal benefit-risk profile within the efficacious dose range, and subsequent translational data showing a reduction in circulating tumor DNA (ctDNA) tumor fraction (TF) after treatment with MICVO, particularly at the 5.4 mg/kg dose, further supported this dose selection.

PYX-201-101 Phase 1 (Part 2) Monotherapy Dose Expansion in 2L+ R/M HNSCC

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

In December 2025, we reported positive preliminary data, based on a November 3, 2025 data cut-off, for the 18 R/M HNSCC patients treated at 5.4 mg/kg based on total body weight (TBW) in Part 1 and Part 2, of whom 13 were efficacy evaluable. Among the 13 efficacy evaluable patients, the confirmed ORR was 46% (6/13) per RECIST v1.1, including one confirmed CR, and the DCR was 92% (12/13); confirmed responses were observed in both dose expansion cohorts and regardless of human papillomavirus (HPV) status. MICVO was generally well tolerated, with Grade ≥3 treatment-related adverse events (TRAEs) reported in 56% (10/18) of patients, TRAEs leading to treatment discontinuation in 28% (5/18) of patients, and no Grade 4 ADC payload TRAEs of interest or Grade 5 events. All five patients who discontinued treatment due to TRAEs had high body weight (defined as at least 10% above adjusted ideal body weight, or AIBW), consistent with the association of patient body weight, systemic drug exposure and tolerability that has been observed with several approved ADCs and addressed through modified weight-based dosing such as dose capping or AIBW dosing. In December 2025, we implemented a dose cap.

Updated Phase 1 Monotherapy Data in 2L+ R/M HNSCC (September 2026)

In September 2026, we reported positive updated data from PYX-201-101, based on an August 18, 2026 data cut-off, for the 35 patients with 2L+ R/M HNSCC who had been treated at 5.4 mg/kg IV Q3W with a dose equivalent to or below the dose cap (the dose cap population), of whom 33 were efficacy evaluable. The dose cap population included heavily pre-treated patients from both dose expansion cohorts: patients had received a median of three prior lines of systemic therapy (range one to five), including a median of two prior lines in the recurrent or metastatic setting; all patients had received prior platinum-based therapy and prior anti-PD-(L)1 therapy; 71% had received a prior taxane; and 57% had received a prior EGFR inhibitor, including five patients previously treated with the novel EGFR-targeting agents petosemtamab or ficerafusp alfa. Approximately half of the patients (51%) had HPV-positive oropharyngeal squamous cell carcinoma and the remainder (49%) had HPV-unrelated disease. Patient demographics and the prior treatment characteristics of treated patients are illustrated in Table 1 below.

Demographics

Efficacy Data

Among the 33 efficacy evaluable patients, the confirmed ORR per RECIST v1.1 was 36% (12/33) and the DCR was 94% (31/33). Responses were rapid and deep: 75% of responders achieved a response by the first scan at six weeks, and 83% of responders achieved a greater than 50% reduction in tumor burden from baseline. Median progression-free survival (PFS) was 6.2 months (95% confidence interval (CI): 4.8 to 8.8 months), the 12-month overall survival (OS) probability was 79% (95% CI: 58.1% to 90.3%), and median OS had not been reached as of the data cut-off. A summary of the efficacy data is provided in Table 2 below.

Clinical activity was observed across key patient subgroups, with a confirmed ORR of 35% in patients with HPV-positive oropharyngeal disease (n=17) and 38% in patients with HPV-unrelated disease (n=16); 28% in patients who had received a prior EGFR inhibitor (n=18), including 40% in the subset previously treated with a novel EGFR-targeting agent (n=5), and 47% in patients who had not received a prior EGFR inhibitor (n=15); and 35% in patients who had received a prior taxane (n=23) and 40% in those who had not (n=10). Efficacy data by patient subgroup are provided in Table 3 below.

Safety Data

No new safety signals were observed, and the tolerability profile was consistent with that of other ADCs with auristatin payloads and was generally manageable. The median duration of treatment was 120 days (range 21 to 470 days). TRAEs of any grade were reported in 91% (32/35) of patients, Grade ≥3 TRAEs in 54% (19/35), non-hematologic CTCAE Grade ≥3 TRAEs in 43% (15/35) and serious TRAEs in 14% (5/35). TRAEs led to dose reduction in 40% (14/35) of patients and to treatment discontinuation in 14% (5/35) of patients (three due to peripheral neuropathy, one due to an ocular event and one due to muscle weakness), with discontinuations occurring at a median of 162 days after the start of treatment (min – max, 104-212). There were no treatment-related deaths. ADC payload TRAEs of interest were predominantly Grade 1/2 and Grade 3 events, respectively: cutaneous 49% (17/35) and 6% (2/35), peripheral neuropathy 40% (14/35) and 17% (6/35), ocular events in 29% (10/35) and 6% (2/35) and pneumonitis in 11% (4/35) and 0%. Adverse events of interest, including peripheral neuropathy, generally occurred after patients had experienced evidence of benefit and after prolonged duration of treatment, with a median time to onset of 82 days (range 3 to 157) for Grade 1 or 2 peripheral neuropathy and 166 days (range 85 to 197) for Grade 3 peripheral neuropathy. The data indicated that dose capping reduced the frequency and severity of adverse events in high body weight patients, which we believe validates our dose capping strategy of maintaining clinical activity while mitigating the risk of safety events. Table 4 below summarizes key TRAEs observed as of the August 18, 2026 data cut-off date.

Table 4: Safety Data Summary – 5.4 mg/kg Dose Cap Population (N=35)

TRAEs	5.4 mg/kg with Dose Cap (N=35)	
Treatment duration – median days (range)	120 (21-470)	
All TRAEs, n (%)	32 (91.4%)	
TRAEs of CTCAE Grade ≥ 3, n (%)	19 (54.3%)	
Non-Hematologic TRAEs of CTCAE Grade ≥ 3, n (%)	15 (42.9%)	
Serious TRAEs, n (%)	5 (14.3%)	
TRAEs leading to treatment discontinuation*, n (%)	5 (14.3%)	
TRAEs leading to treatment discontinuation days, median (min-max)	162 (104-212)	
TRAEs leading to dose reduction, n (%)	14 (40.0%)	
Treatment related deaths (Grade 5)	0	
ADC Payload TRAEs of Interest	**5.4 mg/kg with Dose Cap (N=35)**	
	Gr1/2	Gr3
Cutaneous, n (%)	17 (48.6%)	2 (5.7%)
Peripheral Neuropathy, n (%)	14 (40.0%)	6 (17.1%)
Peripheral Neuropathy days to onset, median (min-max)	82 (3-157)	166 (85-197)
Ocular, n (%)	10 (28.6%)	2 (5.7%)
Pneumonitis, n (%)	4 (11.4%)	0

Data as of 18-Aug-2026

*TRAEs leading to discontinuation, N=1 Ocular, N=1 Muscle Weakness, N=3 Peripheral Neuropathy

Abbreviations: ADC: antibody-drug conjugate; TRAE: treatment-related adverse event; CTCAE: Common Terminology Criteria for Adverse Events; Gr: grade; N: number of patients.

MICVO Combination Therapy

In November 2024, we announced a Clinical Trial Collaboration and Supply Agreement with Merck & Co., Inc. or Merck (known as MSD outside of the United States and Canada), for a Pyxis Oncology-sponsored study of MICVO in combination with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab). In January 2025, we initiated the Phase 1/2 combination study with KEYTRUDA® (pembrolizumab), PYX-201-102, and are actively enrolling and dosing patients in this study. PYX-201-102 is a Phase 1/2 open-label, global, multicenter dose escalation and dose expansion study designed to evaluate the safety, tolerability, pharmacokinetics (PK), pharmacodynamics (PD) and preliminary efficacy of MICVO in combination with pembrolizumab in patients with advanced solid tumors. Patients with histologically or cytologically confirmed advanced solid tumors, including 1L R/M HNSCC, 2L+ R/M HNSCC, cervical cancer, gastric cancer, HR+/HER2- breast cancer, and locally advanced or metastatic triple-negative breast cancer (TNBC), are eligible to enroll.

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

Our Clinical Pipeline

The following table summarizes our clinical pipeline

MICVO Monotherapy Next Stage of Development

In September 2026, we reported updated clinical data from both cohorts for patients treated with MICVO at 5.4 mg/kg IV Q3W with a dose equivalent to or below a dose cap (see “Updated Phase 1 Monotherapy Data in 2L+ R/M HNSCC (September 2026)” above). We expect to report updated OS data from this study in the first half of 2027.

In November 2026, data from our Phase 1 monotherapy study in previously treated R/M HNSCC are expected to be presented in a late-breaking oral presentation at the 38th EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics, where we also expect to present preclinical findings in two poster presentations further characterizing MICVO’s extracellular mechanism of action and evaluating MICVO in combination with EGFR-targeted therapy.

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

We have aligned with feedback from the U.S. Food and Drug Administration (FDA) and the European Medicines Agency (EMA) on the design of HeadlinerSM, our planned global pivotal Phase 3 monotherapy trial of MICVO in patients with 2L+ R/M HNSCC whose disease has progressed following treatment with both platinum-based chemotherapy and an anti-PD-1 therapy. The randomized, open-label, two-arm trial is expected to enroll approximately 500 patients, randomized 1:1 to MICVO or investigator’s choice of cetuximab, docetaxel or methotrexate, with co-primary endpoints of overall response rate and overall survival. We are advancing the clinical development of MICVO through Project Optimus, the FDA’s initiative focused on dose optimization and dose selection in oncology drug development, and in February 2025 the FDA granted Fast Track Designation for MICVO for the treatment of adult patients with R/M HNSCC whose disease has progressed following treatment with platinum-based chemotherapy and an anti-PD-(L)1 therapy. We expect to receive FDA feedback on dose selection from our End-of-Phase 2 meeting in the first quarter of 2027, and plan to initiate our global pivotal Phase 3 trial, HeadlinerSM, in mid-2027 following alignment with the FDA on dose selection.

MICVO Combination Therapy Pipeline

Our Phase 1/2 combination study with KEYTRUDA® (pembrolizumab) (PYX-201-102) is ongoing and we are conducting the dose escalation phase of PYX-201-102 across multiple tumor types with the objective of identifying the Recommended Phase 2 Dose (RP2D) of MICVO in combination with pembrolizumab. We are currently enrolling and dosing patients across several dose levels between 3.6 mg/kg and 5.4 mg/kg of MICVO, in combination with pembrolizumab at the fixed dose of 200 mg IV Q3W, in order to accurately characterize the RP2D for MICVO in combination with pembrolizumab, subject to ongoing safety review, enrollment progress, and clinical data evaluation.

We plan to provide a corporate update in December 2026 that we expect will outline a comprehensive development strategy for MICVO in R/M HNSCC, including how emerging combination data inform potential opportunities across treatment settings, and will include updated efficacy and safety data from the ongoing PYX-201-102 Phase 1/2 dose escalation study evaluating MICVO in combination with KEYTRUDA® (pembrolizumab) across multiple doses in 1L R/M HNSCC. The update is expected to include data from a total of at least 20 patients with 1L R/M HNSCC treated with MICVO at the 3.6 mg/kg and 4.4 mg/kg dose levels in combination with a fixed dose of 200 mg of pembrolizumab. We expect to report additional data evaluating initial durability and supporting selection of the recommended Phase 3 dose for the 1L combination in the second half of 2027.

Since our inception, we have focused substantially all of our resources on conducting research and development activities, undertaking preclinical studies and clinical trials, organizing and staffing our company, business planning, raising capital, establishing and maintaining our intellectual property portfolio and identifying potential product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have incurred significant operating losses since our inception. We reported net losses of $68.6 million and $61.5 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $511.8 million, net equity of $41.3 million, and cash, cash equivalents and marketable debt securities of $55.6 million. On October 1, 2026, we closed an underwritten public offering of common stock, pre-funded warrants and accompanying common warrants and received upfront gross proceeds of approximately $110.0 million, before deducting underwriting discounts and commissions and other offering expenses. We expect that our existing cash, cash equivalents and marketable debt securities, together with the net upfront proceeds from the public offering, will be sufficient to fund our operating expenses and capital expenditure requirements into the first half of 2028. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect that our operating expenses and capital expenditures will increase substantially in connection with our ongoing activities. Our operations to date have been financed primarily through the sale of equity securities and additional funding will be necessary to fund future clinical and preclinical activities.

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

Other Income, Net

Other income, net primarily consists of interest earned on our invested cash and cash equivalent balances, accretion of discounts associated with our marketable debt securities and sublease income under our former sublease, which ended in May 2026.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Operating expenses:
Research and development	$16,556	$17,808	$(1,252)
General and administrative	3,967	5,653	(1,686)
Total operating expenses	20,523	23,461	(2,938)
Loss from operations	(20,523)	(23,461)	2,938
Other income, net
Interest and investment income, net	539	774	(235)
Sublease income	—	684	(684)
Total other income, net	539	1,458	(919)
Net loss	$(19,984)	$(22,003)	$2,019

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Program-specific costs:
MICVO	$9,633	$10,343	$(710)
PYX-106	310	697	(387)
Other program costs	111	269	(158)
Total program costs	10,054	11,309	(1,255)
Unallocated costs:
Personnel-related expenses including stock-based compensation	4,231	4,436	(205)
Other costs	2,271	2,063	208
Total research and development expenses	$16,556	$17,808	$(1,252)

Research and development expenses decreased by $1.3 million, from $17.8 million for the three months ended September 30, 2025 to $16.6 million for the three months ended September 30, 2026.

MICVO program-specific research and development costs decreased by $0.7 million, primarily due to a reduction of $3.6 million in manufacturing costs, partially offset by a $3.0 million increase in clinical trial-related expenses due to an increased number of patients dosed in the MICVO monotherapy and combination therapy trials.

PYX-106 program-specific research and development costs decreased by $0.4 million, reflecting lower program-related expenses following the pause in clinical development of PYX-106-101 in December 2024 and the termination of our license agreement with Biosion USA, Inc., effective August 2026.

Unallocated research and development costs remained flat year over year.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Personnel-related expenses including stock-based compensation	$2,499	$3,894	$(1,395)
Professional and consultant fees	639	713	(74)
Facilities, insurance and other costs	829	1,046	(217)
Total general and administrative expenses	$3,967	$5,653	$(1,686)

General and administrative expenses decreased by $1.7 million, from $5.7 million for the three months ended September 30, 2025 to $4.0 million for the three months ended September 30, 2026. This decrease was primarily attributable to lower stock-based compensation expense of $1.4 million.

Other Income, Net

Other income, net for the three months ended September 30, 2026 and 2025 was $0.5 million and $1.5 million, respectively. The decrease of $0.9 million was due to lower interest and investment income and the absence of sublease income following the end of the sublease term in May 2026.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Milestone revenue	$—	$2,820	$(2,820)
Operating expenses:
Research and development	52,596	51,985	611
General and administrative	18,277	16,960	1,317
Total operating expenses	70,873	68,945	1,928
Loss from operations	(70,873)	(66,125)	(4,748)
Other income, net
Interest and investment income, net	1,251	3,010	(1,759)
Sublease income	1,020	1,883	(863)
Total other income, net	2,271	4,893	(2,622)
Loss before income taxes	(68,602)	(61,232)	(7,370)
Income tax expense	—	283	(283)
Net loss	$(68,602)	$(61,515)	$(7,087)

Milestone Revenue

We recognized no revenue for the nine months ended September 30, 2026, compared to $2.8 million for the nine months ended September 30, 2025. The prior-year revenue related to a regulatory milestone achieved under the Simcere out-licensing and collaboration agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Program-specific costs:
MICVO	$31,772	$27,114	$4,658
PYX-106	1,148	2,221	(1,073)
Other program costs	573	1,086	(513)
Total program costs	33,493	30,421	3,072
Unallocated costs:
Personnel-related expenses including stock-based compensation	13,568	14,356	(788)
Other costs	5,535	7,208	(1,673)
Total research and development expenses	$52,596	$51,985	$611

Research and Development Expenses

Research and development expenses increased by $0.6 million, from $52.0 million for the nine months ended September 30, 2025 to $52.6 million for the nine months ended September 30, 2026.

MICVO program-specific research and development costs increased by $4.7 million, primarily due to a $10.8 million increase in clinical trial-related expenses due to an increased number of patients dosed in the MICVO monotherapy and combination therapy trials, as well as a $2.1 million increase in research and preclinical studies, partially offset by a reduction in manufacturing expense of $7.9 million.

PYX-106 program-specific research and development costs decreased by $1.1 million, reflecting lower program-related expenses following the pause in clinical development of PYX-106-101 in December 2024 and the termination of our license agreement with Biosion USA, Inc., effective August 2026.

Unallocated research and development costs decreased by $2.5 million primarily due to decreased stock-based compensation expense of $1.2 million, decreased employee recruitment costs of $0.7 million and lower depreciation and amortization expense of $0.5 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Personnel-related expenses including stock-based compensation	$12,607	$11,400	$1,207
Professional and consultant fees	2,667	2,390	277
Facilities, insurance and other costs	3,003	3,170	(167)
Total general and administrative expenses	$18,277	$16,960	$1,317

General and administrative expenses increased by $1.3 million, from $17.0 million for the nine months ended September 30, 2025 to $18.3 million for the nine months ended September 30, 2026. This increase was primarily attributable to a $1.2 million increase in personnel-related expenses, primarily due to an increase in severance costs of $0.7 million, and a $0.3 million increase in professional and consultant fees.

Other Income, Net

Other income, net for the nine months ended September 30, 2026 and 2025 was $2.3 million and $4.9 million, respectively. The decrease of $2.6 million was primarily due to lower interest and investment income and lower sublease income, following the end of the sublease term in May 2026.

Liquidity and Capital Resources

We had cash, cash equivalents and marketable debt securities of $55.6 million as of September 30, 2026. For the three months ended September 30, 2026 and 2025, we had net losses of $20.0 million and $22.0 million, respectively. For the nine months ended September 30, 2026 and 2025, we had net losses of $68.6 million and $61.5 million, respectively. As of September 30, 2026, we had an accumulated deficit of $511.8 million and net equity of $41.3 million.

On November 26, 2025, we filed a registration statement on Form S-3 with the SEC for the issuance of common stock, preferred stock, warrants, debt securities, rights and units with an aggregate offering price of up to $350.0 million. On December 9, 2025, the registration statement was declared effective by the SEC. The registration statement included an at-the-market (“ATM”) offering program for the sale of up to $150.0 million of shares of our common stock. During the nine months ended September 30, 2026, we did not sell any shares under the ATM program, and on September 29, 2026, we terminated the ATM program.

On July 2, 2026, we completed a private placement (the “Private Placement”) with certain institutional accredited investors (the “Purchasers”) and issued and sold to the Purchasers an aggregate of (i) 19,600,153 shares of common stock at a purchase price of $2.551 per share, and (ii) common warrants (the “July 2026 Warrants”) to purchase up to an equal number of shares of common stock at an exercise price of $3.289 per share. The July 2026 Warrants became exercisable on September 9, 2026, the date on which we first publicly disclosed clinical data from our MICVO Phase 1 monotherapy study in 2L+ R/M HNSCC, and will expire on July 2, 2029. We received gross proceeds from the Private Placement of approximately $50.0 million, before deducting placement agent fees and offering expenses, and net proceeds of $48.3 million after deducting such fees and expenses.

On October 1, 2026, we completed an underwritten public offering (the “Public Offering”) of (i) 36,047,919 shares of our common stock and (ii) pre-funded warrants to purchase 1,883,121 shares of our common stock, in each case together with accompanying common warrants to purchase an aggregate of 49,310,352 shares of common stock (the “October 2026 Warrants”). The combined public offering price was $2.90 per share of common stock and accompanying October 2026 Warrants and $2.899 per pre-funded warrant and accompanying October 2026 Warrants. The pre-funded warrants have an exercise price of $0.001 per share. The October 2026 Warrants have an exercise price of $3.50 per share, will become exercisable only following stockholder approval of, and the effectiveness of, an amendment to our certificate of incorporation to increase the number of authorized shares of common stock, and will expire on the earlier of (i) the fifth anniversary of the effective date of such amendment and (ii) the 30th calendar day following the later of such effective date and the public release of overall survival data from our MICVO Phase 1 monotherapy study in second line and beyond recurrent / metastatic HNSCC. We do not currently have sufficient authorized shares of common stock to permit the exercise of the October 2026 Warrants. On October 21, 2026, we filed a definitive proxy statement for a special meeting of stockholders to be held on November 13, 2026, at which stockholders will vote on an amendment to increase the number of authorized shares of common stock from 190,000,000 to 380,000,000.

We received gross proceeds of approximately $110.0 million, before deducting underwriting discounts and commissions and offering expenses. These amounts exclude any proceeds we may receive from the October 2026 Warrants or the pre-funded warrants. We may receive up to approximately $172.6 million of additional gross proceeds if all of the October 2026 Warrants and pre-funded warrants are exercised in full for cash. See Note 14, Subsequent Events, to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance further clinical trials for MICVO. The timing and amount of our funding requirements will depend on many factors, including:

•
the cost associated with ongoing monotherapy and combination therapy clinical trials for MICVO;
•
the cost associated with our planned Phase 3 HeadlinerSM trial;
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

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidate, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidate that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(60,500)	$(53,075)
Net cash provided by investing activities	380	42,596
Net cash provided by (used in) financing activities	48,554	(75)
Net decrease in cash, cash equivalents and restricted cash	$(11,566)	$(10,554)

Operating Activities

During the nine months ended September 30, 2026, net cash used in operating activities was $60.5 million, which consisted of our net loss of $68.6 million and a net change in our operating assets and liabilities of $1.0 million, partially offset by non-cash charges of $9.1 million. The non-cash charges of $9.1 million were primarily due to $8.1 million of stock-based compensation, $1.1 million of depreciation and amortization expense and $0.7 million of non-cash operating lease expense, partially offset by $0.8 million related to accretion of discounts on marketable debt securities. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable of $2.8 million related to the timing of vendor payments, and a reduction in operating lease liabilities of $1.3 million, partially offset by a decrease in prepaid expenses and other current assets of $1.7 million and an increase in accrued expenses and other current liabilities of $1.4 million.

During the nine months ended September 30, 2025, net cash used in operating activities was $53.1 million, which consisted of our net loss of $61.5 million and a net change in our operating assets and liabilities of $0.9 million, partially offset by non-cash charges of $9.4 million. The non-cash charges of $9.4 million were primarily due to $9.7 million of stock-based compensation, $1.6 million of depreciation and amortization expense and $0.6 million of non-cash operating lease expense, offset by $2.6 million related to accretion of discounts on marketable debt securities. The net change in our operating assets and liabilities was primarily due to a decrease in accrued expenses and other current liabilities of $3.4 million, an increase in prepaid expenses and other current assets of $1.3 million and a reduction in operating lease liabilities of $1.1 million, partially offset by an increase in accounts payable of $4.9 million, primarily related to the timing of vendor payments and services performed related to our ongoing clinical trials.

Investing Activities

During the nine months ended September 30, 2026, net cash provided by investing activities was $0.4 million, which consisted of redemptions of marketable debt securities of $63.7 million, partially offset by purchases of marketable debt securities of $63.4 million.

During the nine months ended September 30, 2025, net cash provided by investing activities was $42.6 million, which consisted of redemptions of marketable debt securities of $149.6 million, partially offset by purchases of marketable debt securities of $107.0 million.

Financing Activities

During the nine months ended September 30, 2026, net cash provided by financing activities was $48.6 million, which consisted primarily of net proceeds from the Private Placement of $48.3 million and proceeds from the exercise of stock options of $0.3 million, partially offset by tax withholding payments related to net settlement of restricted common stock of $0.1 million.

During the nine months ended September 30, 2025, net cash used in financing activities was $0.1 million, which consisted primarily of tax withholding payments related to the net settlement of restricted common stock.

Outlook

As of September 30, 2026, we had approximately $57.0 million in cash, cash equivalents, restricted cash and marketable debt securities. Additionally, on October 1, 2026, we completed the Public Offering which resulted in gross proceeds of approximately $110.0 million, before deducting underwriting discounts and commissions and offering expenses, and we may receive up to approximately $172.6 million of additional gross proceeds if all of the October 2026 Warrants and pre-funded warrants are exercised in full for cash. Our cash, cash equivalents, restricted cash and marketable debt securities as of September 30, 2026, together with the net proceeds from the Public Offering, will be sufficient to fund our operating expenses and capital expenditure requirements into the first half of 2028. However, we have based this estimate on assumptions that may prove to be incorrect, and our operating plan may change as a result of many factors currently unknown to us. In addition, we may utilize our available capital resources sooner than we expect.

If the October 2026 Warrants are not exercised, these funds will not be sufficient to fully fund our planned global pivotal Phase 3 HeadlinerSM trial and we will need to raise additional capital to fund our operations beyond the first half of 2028 and to complete the development of MICVO, which we may seek through public or private equity or debt financings, collaboration agreements or a combination of these.

Contractual Obligations and Commitments

Operating lease obligation

We lease an office and laboratory space in Boston, Massachusetts with lease payments that continue through December 31, 2032, and have scheduled rent increases each year of 3%. The remaining contractual fixed lease payments over the term of the lease aggregate to $23.3 million. The operating lease obligation is discussed in Note 10, Operating Leases to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

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

There have been no significant changes to our critical accounting policies and estimates as compared to those described in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” to our audited consolidated financial statements set forth in our Fiscal 2025 10-K.

Recent Accounting Pronouncements

For information with respect to recently issued accounting standards and the impact of these standards on our unaudited condensed consolidated financial statements, refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Since our inception, we have incurred significant operating losses. We reported net losses of $68.6 million and $61.5 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $511.8 million. To date, we have not generated any revenues from product sales and have financed our operations primarily through equity offerings. As such, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory licensure and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing licensure for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, procuring clinical- and commercial-scale manufacturing, successfully completing preclinical studies and clinical trials of our product candidate, establishing arrangements with third parties for the conduct of our clinical trials, obtaining marketing licensure for our product candidate, manufacturing, marketing and selling any products for which we may obtain marketing licensure, discovering or obtaining rights to additional product candidates, identifying collaborators to develop product candidates we identify or additional uses of our existing product candidate and successfully completing development of our product candidate for our collaboration partners.

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
•
ultimately establish a sales, marketing and distribution infrastructure for products which we may obtain marketing licensure;
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

Given our current cash position and ongoing clinical development expenses, we may seek additional financing through equity offerings, debt financings, collaborations or other strategic transactions. In addition, we completed a private placement financing in July 2026 and we recently completed the public offering financing subsequent to September 30, 2026, both of which include warrants, and we may seek additional financing in the future to support continued development of MICVO and our operations. Any such financing may result in significant dilution to existing stockholders, impose restrictive covenants, or require us to relinquish rights to our technologies or product candidates. In addition, adverse market conditions or volatility in the biotechnology sector may limit our ability to raise capital on acceptable terms, or at all.

We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce or eliminate one or more of our research and product development programs or future commercialization efforts. The warrants that we have issued may never be exercised and we may never receive additional funds from the warrants.

The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing and planned activities, particularly as we continue our clinical trials for MICVO. As of September 30, 2026, we had approximately $57.0 million in cash, cash equivalents, restricted cash and marketable debt securities. Additionally, on October 1, 2026, we completed the Public Offering, which resulted in gross proceeds of approximately $110.0 million, before deducting underwriting discounts and commissions and offering expenses, and we may receive up to approximately $172.6 million of additional gross proceeds if all of the October 2026 Warrants and pre-funded warrants are exercised in full for cash. Our cash, cash equivalents, restricted cash and marketable debt securities as of September 30, 2026, together with the net proceeds from the Public Offering, will be sufficient to fund our operating expenses and capital expenditure requirements into the first half of 2028. However, we have based this estimate on assumptions that may prove to be incorrect, and our operating plan may change as a result of many factors currently unknown to us. In addition, we may utilize our available capital resources sooner than we expect. If stockholder approval of the increase in our authorized shares of common stock is not obtained or the October 2026 Warrants issued in the Public Offering are otherwise not exercised for cash, these funds will not be sufficient to fully fund our planned Phase 3 HeadlinerSM trial and we will need to raise additional capital to fund our operations beyond the first half of 2028 and to complete the development of MICVO, which we may seek through public or private equity or debt financings, collaboration agreements or a combination of these.

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

We intend to use our cash and cash equivalents for development and regulatory activities relating to our product candidate, and other general corporate purposes. Advancing the development of our product candidate will require a significant amount of capital. Our cash and cash equivalents will not be sufficient to fund our product candidate through regulatory licensure. The timing and amount of our operating expenditures will depend largely on:

•
the cost associated with our ongoing monotherapy and combination therapy clinical trials for our product candidate;
•
the cost associated with our planned Phase 3 HeadlinerSM trial;
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

The research, testing, manufacturing, labeling, licensure, sale, packaging, marketing, and distribution of biological products are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries. We are not permitted to market MICVO in the U.S. until we receive licensure of a Biologics License Application (BLA) or a New Drug Application (NDA) from the FDA for such product candidate, as appropriate. Further, we are not permitted to market MICVO in any foreign countries until we receive the requisite licensure or approvals from such countries. We have not submitted a BLA or NDA to the FDA or comparable applications to any other comparable regulatory authorities for MICVO. We will not be in a position to do so for several years, if ever. If we are unable to obtain the necessary regulatory licensure or approvals for MICVO, our financial position will be materially adversely affected, and we may not be able to generate sufficient revenues to continue our business.

Our planned Phase 3 HeadlinerSM trial will be larger and more expensive and complex than any trial we have conducted, and we may not be able to initiate or complete it on our anticipated timeline and at our anticipated expense, or at all.

We plan to initiate HeadlinerSM, a randomized Phase 3 trial expected to enroll approximately 500 patients with 2L+ R/M HNSCC, in mid-2027, following a meeting with the FDA on dose selection. The FDA may not agree with our proposed dose or trial design, which could delay initiation. We have never conducted a Phase 3 trial. If the October 2026 Warrants issued in the Public Offering are not exercised for cash, our existing cash, together with the net proceeds from that offering, will not be sufficient to fully fund HeadlinerSM. In addition, results from our Phase 1 study, including the preliminary overall survival data reported in September 2026, may not be replicated in a randomized trial.

Evolving regulatory expectations for oncology drug development, including with respect to dose optimization and dose selection, could require additional studies and delay or prevent approval of our product candidate.

Regulatory expectations for oncology drug development continue to evolve. In recent years, regulatory authorities, including the U.S. Food and Drug Administration, have placed increased emphasis on dose optimization as part of Project Optimus and dose selection to balance efficacy and safety. These evolving expectations may require additional dose-ranging studies, expanded clinical trial designs, or generation of additional data beyond what we currently anticipate. We expect to align with the FDA on dose selection for our planned Phase 3 HeadlinerSM trial at a milestone meeting; if the FDA does not agree with our proposed dose, initiation of the trial could be delayed beyond mid-2027.

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

We may submit additional INDs in the future. We may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing us to commence clinical trials or that, once begun, issues will not arise that lead to the suspension or termination of our clinical trials. Additionally, even if the applicable regulatory authorities agree with the design and implementation of the clinical trials set forth in our INDs, we cannot guarantee that those regulatory authorities will not change their requirements in the future, such as the IND initiatives under Operation Trialblazer from the U.S. Department of Health and Human Services in 2026, or that circumstances will not arise under which the FDA or other regulatory authorities may place our clinical trials on partial or full clinical hold. These considerations apply to the INDs described above and also to new clinical trials we may submit as amendments to existing INDs or as part of new INDs in the future. Any failure to submit INDs on the timelines we expect or to obtain authorization to proceed with our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

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

From time to time, we may publish interim top-line or preliminary data from our clinical trials. For example, in December 2025 and September 2026, we announced preliminary data from the dose expansion phase of our Phase 1 clinical trial of MICVO. Preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Preliminary or top-line data may include, for example, data regarding a small percentage of the patients enrolled in a clinical trial, and such preliminary data should not be viewed as an indication, belief or guarantee that other patients enrolled in such clinical trial will achieve similar results or that the preliminary results from such patients will be maintained. As a result, interim and preliminary data should be viewed with caution until the final data is available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly. This risk is heightened given the early-stage nature of our clinical data and small patient populations in ongoing studies.

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

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early stage clinical trials that are continuing may not be predictive of the results of the later stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed or in later stage clinical trials. In particular, the small number of patients in our Phase 1 clinical trial may make the result of this trial less predictive of the outcome of later clinical trials. Moreover, preclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their product candidate performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain marketing licensure of their products. Our clinical trials may not ultimately be successful or support further clinical development of MICVO. There is a high failure rate for a product candidate proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business, results of operations, financial condition and prospects.

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

Our or our collaborators' inability to timely enroll a sufficient number of patients for our clinical trials, based on the above factors or others, could result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidate, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

Numerous ADCs and immunotherapies are currently in clinical and preclinical development worldwide for the treatment of various cancer indications, including indications targeted by MICVO. These programs are being developed by both large pharmaceutical companies and emerging biotechnology companies, many of which have substantially greater financial, development, regulatory, manufacturing and commercialization resources than we do. Multiple companies are also involved in the development of ADC therapeutics and immunotherapies, including, but not limited to, AbbVie Inc., Abcure, Inc., ADC Therapeutics SA, Alligator Bioscience AB, Astellas Pharma, Inc., AstraZeneca plc, Celldex Therapeutics, Inc., Daiichi Sankyo Company, Ltd., Eucure Biopharma, a subsidiary of Biocytogen, Genentech, Inc., Gilead Sciences, Inc, GlaxoSmithKline, plc, Johnson & Johnson, Lyvgen Biopharma, Nextcure, Inc., Pfizer, Philogen S.p.A., Merck Sharp & Dohme (MSD), Corbus Pharmaceuticals, and Rakuten Medical, Inc.

We could also face competition with respect to specific targets, including the target of our ADC, MICVO, EDB+FN, by Philogen S.p.A., a Swiss-Italian biotechnology company, focused on generating antibody-cytokine fusions (immunocytokines) against cancers, using the L19 antibody specific to the EDB domain of Fibronectin fused to TNF, a potent inflammatory cytokine, which could pursue similar indications targeting EDB and stand out as the first non-ADC therapy pursuing EDB+FN.

There are other emerging agents in key indications of interest including R/M HNSCC. Genmab’s EGFR and LGR5 targeting biclonal, petosemtamab, Bicara’s EGFR/TGF-beta targeting bifunctional, ficerafusp alfa (BCA101), and Johnson and Johnson’s EGFR and cMET bispecific antibody, amivantamab, are notable competitors that are targeting patient populations of interest to MICVO and pose a potentially significant threat to our clinical development strategy. Several of these competitors are now in, or approaching, registrational development. Genmab is conducting Phase 3 trials of petosemtamab in first-line and previously treated R/M HNSCC; Bicara expects an interim analysis of its pivotal FORTIFI-HN01 trial of ficerafusp alfa in mid-2027 to support potential accelerated approval; and Corbus Pharmaceuticals has received FDA clearance for TEMPO-1, a registrational study of its nectin-4 targeting ADC, CRB-701, in second-line oropharyngeal squamous cell carcinoma. These programs may reach the market before MICVO, may change the standard of care in ways that affect our planned HeadlinerSM trial, and compete with us for patients, investigators and clinical trial sites.

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

Even if the FDA reviews a BLA seeking Accelerated Approval, there can be no assurance that licensure will be granted on a timely basis, or at all. The FDA may disagree with the design of, or results from, our studies supporting Accelerated Approval. Additionally, the FDA could require us to conduct further studies or trials prior to granting licensure of any type, including by determining that licensure through the Accelerated Approval Program is not appropriate and that our clinical trials may not be used to support licensure through the conventional pathway. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or licensure might not be granted because our submission is deemed incomplete by the FDA. There also can be no assurance that after subsequent FDA feedback we will continue to pursue licensure through the Accelerated Approval Program. A failure to obtain licensure through the Accelerated Approval Program could result in a longer time period to obtain licensure of our products, could increase the cost of our products’ development, could delay our ability to commercialize our products and could significantly harm our financial position and competitive position in the marketplace.

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

Moreover, under FDORA, the FDA may require, as appropriate, that a confirmatory trial be underway before granting Accelerated Approval. Because our planned Phase 3 HeadlinerSM trial includes overall response rate and overall survival as primary endpoints, the FDA may require that HeadlinerSM be underway before it would consider any Accelerated Approval application for MICVO, which could delay any such approval. In particular, the FDA must specify certain conditions for required post approval studies for products that receive Accelerated Approval, which may include enrollment targets and milestones, including the target date for study completion, by the time the drug is approved. The FDA may also require post approval studies to be underway at the time of Accelerated Approval or within a specified time period following Accelerated Approval for such drugs, and must explain any instances where it does not require such studies. FDA’s January 2025 draft guidance on Accelerated Approval and Considerations for Determining Whether a Confirmatory Trial is Underway, while not finalized, suggests that FDA generally intends to consider a confirmatory trial to be “underway” prior to Accelerated Approval if (1) the trial has a target completion date that is consistent with diligent and timely conduct of the trial, considering the nature of the trial’s design and objectives, (2) the sponsor’s progress and plans for post approval conduct of the trial provide sufficient assurance to expect timely completion of the trial, and (3) enrollment of the confirmatory trial has been initiated.

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

In the EU, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product, for example, because of differences in raw materials or manufacturing processes. For such products, the results of appropriate preclinical testing or clinical trials must be provided, and guidelines from the EMA detail the type and quantity of supplementary data to be provided for different types of biological products. There are currently no such guidelines for complex biological products such as gene or cell therapy medicinal products, and so in the short term it is unlikely that biosimilars of those products will be approved in the EU. However, guidance from the EMA states that they will be considered in the future in light of the scientific knowledge and regulatory experience gained at the time.

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

In the U.S. and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect results of our future operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, the Inflation Reduction Act (IRA), which was signed into law on August 16, 2022, allows Medicare to: beginning in 2026, establish a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Part D, and beginning in 2028, Part B, following a price negotiation process with the Centers for Medicare and Medicaid Services (CMS); and, beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation, among other reforms. It is unclear how future regulatory actions to implement the IRA, as well as the outcome of pending litigation against the IRA, may affect our products and future profitability. In addition, in May 2025, the President issued an executive order directing the implementation of “most-favored-nation” pricing for prescription drugs, and the administration has since entered into pricing agreements with a number of manufacturers and linked certain tariff treatment to such agreements. If most-favored-nation pricing policies are expanded or applied to new medicines, they could limit the price we are able to obtain for MICVO, if approved. In August 2026, the administration announced additional most-favored-nation pricing agreements, bringing the total to 26 manufacturers, including several mid-sized biotechnology companies, and in September 2026, CMS finalized a mandatory Medicare Part B payment model, the GLOBE Model, that beginning in 2027 would tie rebates on certain single-source, physician-administered drugs and biologics, including antineoplastics, with annual Medicare Part B spending above $100 million to international reference prices. The GLOBE Model is the subject of pending industry litigation. Because MICVO, if approved, would be a physician-administered product likely to be reimbursed under Medicare Part B, these and similar policies could adversely affect the price we are able to obtain for MICVO. The Medicare Part D Premium Stabilization Demonstration will also sunset at the end of the 2026 plan year and return the program to “traditional market conditions” in 2027. See Part I, Item 1, Government Regulation – Healthcare and Data Privacy Regulation – Healthcare Reform of the Annual Report on Form 10-K (Fiscal 2025 10-K) for additional detail on recent healthcare reform efforts that could affect our operations.

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

In addition, federal agency priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles and legislative developments. For example, changes in federal government spending priorities, agency staffing levels, appropriations, workforce reductions, regulatory priorities, administrative actions or other policy initiatives affecting HHS, FDA, CMS or other governmental agencies could alter how such agencies conduct reviews, inspections, guidance development, rulemaking and other regulatory activities. For example, the FDA has experienced significant leadership turnover during 2025 and 2026, including the resignation of the FDA Commissioner in May 2026 and multiple changes in the leadership of the Center for Drug Evaluation and Research, and the agency has been operating under an acting Commissioner pending Senate consideration of a nominee. The administration and agencies have also made abrupt announcements about new or changed regulatory policies, such as policies related to the use of artificial intelligence to review product applications and IND initiatives from HHS's Operation Trialblazer to keep the U.S. competitive. And, future federal government shutdowns may prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, and may significantly impact the ability of the FDA to timely review and process our regulatory submissions. Regulatory uncertainty or changes in FDA policy priorities could also result in modified evidentiary requirements, additional requests for information, delays in regulatory interactions, or changes to development expectations that may increase the cost and complexity of advancing MICVO and any future product candidates.

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

In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Most healthcare providers, including certain research institutions from which we may obtain patient health information, are subject to privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH). We are not currently acting as a covered entity (health plans, health care clearinghouses and certain health care providers) or business associate (individuals or entities that create, receive, maintain or transmit individually identifiable health information in connection with providing a service for or on behalf of a covered entity, as well as their covered subcontractors) under HIPAA and therefore are not directly regulated under HIPAA. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has disclosed individually identifiable health information in a manner that is not authorized or permitted under HIPAA. In addition, in the future, we may maintain sensitive personal information, including health-related information, that we receive throughout the clinical trial process, in the course of our research collaborations and/or directly from individuals (or their healthcare providers) who may enroll in patient assistance programs if we choose to implement these types of programs. As a result, we may be subject to data privacy and security laws protecting such information, including state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA.

In the past few years, numerous U.S. states have enacted health-specific or comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. For example, Washington’s My Health My Data Act regulates consumer health data, which includes personal information that identifies a consumer’s past, present, or future physical or mental health. However, the My Health My Data Act provides exemptions for personal data used or shared in research, including data subject to 45 C.F.R. Parts 46, 50, and 56. Another example, the California Consumer Privacy Act of 2018 (CCPA), as amended by the California Privacy Rights Act of 2020 (CPRA), collectively CCPA, creates individual data privacy rights for consumers and operational requirements for companies, including placing increased privacy and security obligations on entities handling certain personal information of consumers or households; imposes additional data protection obligations on covered businesses, including additional consumer rights processes; limitations on data uses; new audit requirements for higher risk data; and opt outs for certain uses of sensitive data. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, private right of action for data breaches, and created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement and litigation. Similar laws have been adopted or proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. While these laws generally include exemptions for health-related data such as clinical trial data, they add layers of complexity to compliance in the U.S. market and could increase our compliance costs and adversely affect our business. In the event we are subject to or affected by HIPAA, the CCPA, or other privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical, and scientific personnel. We are highly dependent upon members of our senior management, including Thomas Civik, our Chief Executive Officer and Chairman of the Board, Jitendra Wadhane, who serves as Principal Financial and Accounting Officer, as well as our senior scientists, senior medical personnel and other members of our senior management team. The loss of one or more of our executive officers, senior scientists, senior medical personnel and other members of our senior management team could delay or prevent the successful development of our product pipeline, the initiation and completion of our clinical trials or the commercialization of our product candidate or any future product candidate.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government funding, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. In addition, the Prescription Drug User Fee Act, which funds a substantial portion of the FDA’s drug review activities, is scheduled to expire on September 30, 2027 unless reauthorized by Congress, and any delay in reauthorization could disrupt FDA review activities. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the U.S. Securities and Exchange Commission (SEC), and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Reductions in federal funding for biomedical research, including at the National Institutes of Health, could also adversely affect the academic medical centers and investigators that participate in our clinical trials.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, government shutdowns, funding lapses and other disruptions to federal agency operations have occurred in the past and may occur again in the future, resulting in furloughs of government employees, delays in agency activities and interruptions to regulatory processes. In October 2025, the FDA announced a lapse in federal funding and implemented shutdown procedures that affected certain agency operations. Federal funding for the FDA is currently provided under a continuing resolution that expires on December 11, 2026. If further appropriations are not enacted by that date, a lapse in funding could occur, during which the FDA may be unable to accept regulatory submissions that require user fees, and meetings with the agency, including any of our planned meetings with the agency, could be delayed. If a prolonged government shutdown were to occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We are a party to license agreements with Pfizer and the University of Chicago, pursuant to which we in-license patents and technology for certain of our product candidates, pursuant to which we may license patents and technology for future product candidates. Our current license agreements and our collaboration agreement impose, and any future license agreements or collaboration agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement and/or other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, while we cannot currently determine the amount of the royalty obligations we would be required to pay on sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

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

We face significant competition in seeking appropriate strategic partners, and the negotiation process for these sorts of transactions is time-consuming, complex and expensive. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidate because it may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidate as having the requisite potential to demonstrate safety, potency, purity and efficacy and obtain marketing approval. Additionally, our existing partners may decide to acquire or partner with other companies developing oncology therapeutics, which may have an adverse impact on our business prospects, financial condition and results of operations.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing licensure. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If our current CDMOs cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidate, we may incur added costs and delays in identifying and qualifying any such replacement manufacturer or may not be able to reach agreement with any alternative manufacturer.

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

We currently contract manufacturing operations to third parties, and large quantities of our product candidate are manufactured by these third parties globally, including in China. Any disruption in production or inability of our manufacturers to produce adequate quantities to meet our needs could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidate. Certain foreign biotechnology companies and CDMOs, including those with operations in China, may become subject to U.S. legislative, regulatory or policy restrictions, including the BIOSECURE Act, which was enacted in December 2025 as part of the National Defense Authorization Act for Fiscal Year 2026. The BIOSECURE Act restricts federal agencies from procuring, and from contracting with or funding entities that use, biotechnology equipment or services from designated “biotechnology companies of concern,” a list of which the Office of Management and Budget is required to publish by December 2026. If any of our CDMOs is so designated, we may be required to transition to alternative providers. If we are restricted or prohibited from working with our current CDMOs, we may incur added costs or reduction of the supply of material available to us, delays in the procurement or supply of such material or adverse effects on our ability to manufacture our product candidate. Additionally, changes in U.S. trade policy, sanctions, export controls, import restrictions, tariffs, or other measures targeting certain foreign jurisdictions or entities could increase our costs, delay clinical supply, limit access to manufacturing capacity or materials, or require us to transition to alternative vendors, which could require significant time, expense, and regulatory effort. For example, in April 2026, the President issued a proclamation under Section 232 of the Trade Expansion Act of 1962 imposing tariffs of up to 100% on imports of patented pharmaceutical products and associated ingredients, which became effective for most companies on September 29, 2026. Pharmaceutical articles imported solely for clinical trial or research and development use are currently eligible for a zero tariff rate, and certain specialty products, including antibody-drug conjugates, may qualify for reduced rates, but these exemptions could be narrowed or eliminated. If MICVO is approved, commercial supply manufactured outside the United States, including in China, could be subject to significant tariffs, which could increase our costs and adversely affect our ability to commercialize MICVO profitably. Any such disruptions could accelerate our cash burn and increase our need for additional capital. Any of these matters could materially and adversely affect our business and results of operations. Any recall of the manufacturing lots or similar action regarding our product candidate used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, supply chain disruptions and delays may also occur as a result of any new tariff policies or trade restrictions, which could also negatively impact third party manufacturing. Any of these matters could materially and adversely affect our business and results of operations.

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

We rely upon a combination of patents, proprietary know-how, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidate and discovery programs. Our success depends in large part on our ability to obtain and maintain patent and other intellectual property rights in the U.S. and other countries. We and our licensors have filed patent applications in the U.S. and abroad directed to our product candidate in an effort to establish intellectual property positions for their compositions of matter as well as uses in the treatment of diseases. Our intellectual property includes patents and patent applications that we own, as well as those we in-license, including in-licensed patents that we manage directly and those that remain managed by our licensors.

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

The licensing of intellectual property is of critical importance to our business and to our current and future product candidates, and we may enter into additional such agreements in the future. In particular, the rights to the intellectual property covering the MICVO composition of matter are in-licensed from Pfizer. If we fail to meet our obligations under any of our in-license agreements, including the amended and restated license agreement with Pfizer, dated October 6, 2022, as further amended, then the licensor may terminate the license agreement. If one of our material in-license agreements is terminated, we will lose the right to continue to develop and commercialize the product candidate(s) covered by such in-license agreement. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under our in-license agreements, we may not be able to do so in a timely manner, at an acceptable cost or at all. If Pfizer chooses not to defend or enforce, or fails to defend or enforce, the licensed platform patent rights as part of the licensing agreement (Licensed Platform Patent Rights), including certain patent families that read on certain aspects of MICVO, these patent rights may be adversely affected and our ability to continue the development and commercialization of MICVO may be adversely affected. If we fail to defend or enforce the Licensed ADC Patent Rights, which read directly on the MICVO composition of matter, these patent rights may be adversely affected and our ability to continue the development and commercialization of MICVO may be adversely affected.

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

Filing, prosecuting and defending patents covering our current and any future product candidates in all countries throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we or our licensors have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection but where patent enforcement is not as strong as the U.S. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents and any future patent claims, or other intellectual property rights may not be effective or sufficient to prevent them from so competing. Additionally, some foreign countries do not protect intellectual property rights to the same extent as the federal laws of the U.S. and we may encounter problems protecting and defending our intellectual property rights in such countries, which could negatively affect our business. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties, or limit the enforceability of patents against third parties, including government agencies or government contractors.

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

We will need to raise additional capital in the future. We have recently raised capital through equity financings. For example, on July 2, 2026, we closed a private placement with certain institutional accredited investors and received gross proceeds of approximately $50.0 million, before deducting placement agent fees and offering expenses, and may receive an additional approximately $64.5 million of gross proceeds if the accompanying common warrants are exercised in full for cash. In addition, on October 1, 2026, we closed an underwritten public offering and received gross proceeds of approximately $110.0 million, before deducting underwriting discounts and commissions and offering expenses, and may receive up to approximately $172.6 million of additional gross proceeds if all of the accompanying common warrants and pre-funded warrants are exercised in full for cash. We may continue to raise additional capital in the future. To the extent we raise additional capital through the issuance of equity or convertible debt securities in the future, there will be dilution to our existing investors and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights.

In addition, holders of outstanding warrants (including warrants issued in the Private Placement and the Public Offering) and other convertible or exercisable securities may acquire shares of our common stock in the future, resulting in additional dilution to existing stockholders. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or equity securities. We may choose to raise additional capital through the issuance of equity or convertible debt securities due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. No prediction can be made as to the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.

The common warrants issued in our October 2026 public offering are not exercisable unless our stockholders approve an increase in our authorized shares of common stock, and they may expire unexercised.

We do not currently have a sufficient number of authorized but unissued shares of common stock to permit the exercise of the common warrants issued in our October 2026 public offering. On October 21, 2026, we filed a definitive proxy statement for a special meeting of stockholders to be held on November 13, 2026, at which stockholders will vote on an amendment to our certificate of incorporation to increase the number of authorized shares of common stock from 190,000,000 to 380,000,000. Approval requires the affirmative vote of the holders of a majority of the voting power of our outstanding shares of common stock entitled to vote thereon, and abstentions and broker non-votes, if any, will have the same effect as votes against the proposal. If approval is not obtained at the special meeting, the terms of the common warrants require us to call additional stockholder meetings every 60 days until approval is obtained or the common warrants are no longer outstanding, which could result in substantial cost and divert management’s attention. If our stockholders do not approve the amendment, the common warrants will not be exercisable and may have no value, we will not receive any proceeds from their exercise, and we may be limited in our ability to issue additional shares of common stock, including in future financings or strategic transactions and under our equity incentive plans. In addition, the common warrants will expire on the earlier of (i) the fifth anniversary of the effective date of the amendment and (ii) the 30th calendar day following the later of such effective date and our public release of overall survival data from our Phase 1 monotherapy study of MICVO in R/M HNSCC, which we expect to report in the first half of 2027, and may therefore expire before they are exercised. In addition, holders may exercise the common warrants on a cashless basis if a registration statement covering the shares issuable upon exercise is not then effective, and exercises are subject to beneficial ownership limitations of 4.99% or 9.99%, as applicable. As a result, even if the common warrants become exercisable, we may not receive all, or any, of the up to approximately $172.6 million of additional gross proceeds that would be payable if the common warrants and pre-funded warrants were exercised in full for cash, and our ability to fully fund HeadlinerSM depends on receiving such proceeds.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, bank failures, increases in inflation rates and uncertainty about economic stability. Any such volatility and disruptions may have adverse consequences for us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. For example, the ongoing conflict in the Middle East has contributed to elevated energy prices and persistent inflation, and in September 2026 the Federal Reserve raised interest rates for the first time since 2023 and indicated that further increases may be appropriate. Inflation can adversely affect us by increasing our costs, including personnel costs. Any significant increases in inflation and related increases in interest rates could have a material adverse effect on our business, results of operations and financial condition.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval and their interests may conflict with your interests as an owner of our common stock.

As of November 4, 2026, our current executive officers and directors, together with holders of more than 5% of our outstanding common stock and their respective affiliates, beneficially owned, in the aggregate and without duplication, approximately 44.6% of our outstanding common stock, or approximately 51.6% including shares issuable upon exercise of options and warrants exercisable within 60 days of that date, determined in accordance with Rule 13d-3 under the Exchange Act. Shares underlying unexercised options and warrants do not vote until exercised.

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

We have issued a substantial number of additional shares of common stock and common stock warrants in connection with the Private Placement, which closed on July 2, 2026, and the Public Offering, which closed on October 1, 2026. The shares of common stock issued in the Public Offering are freely tradable, and in August 2026 a registration statement registering the resale of the shares of common stock issued in the Private Placement, and the shares issuable upon exercise of the warrants issued in the Private Placement, was declared effective by the SEC. In addition, in connection with the Public Offering, we and our executive officers and directors agreed, subject to limited exceptions, to lock-up restrictions for a period of 60 days following September 29, 2026. Following the expiration of these restrictions, we will be able to issue, and our executive officers and directors will be able to sell, additional shares of common stock, subject to applicable securities laws. Our common stock price could decline as a result of sales of many shares of common stock or the perception that these sales could occur. These sales, or the possibility that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to us may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (IPO), which will be December 31, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700 million as of the prior June 30th and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

In addition, as a public company, we incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we are no longer an emerging growth company and become an accelerated filer or a large accelerated filer, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

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

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

Our NOL and credit carryforwards are subject to review and possible adjustment by the IRS, and state tax authorities. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our federal NOL and credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership of our company. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with our IPO, our July 2026 private placement and our October 2026 public offering, in which certain existing 5% stockholders increased their ownership. The exercise of warrants issued in those transactions could also contribute to an ownership change. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from our IPO or other transactions, or any resulting limitations on our ability to utilize our NOL carryforwards and other tax attributes. In addition, we may experience ownership changes in the future due to subsequent shifts in our stock, some of which are outside of our control. If we earn taxable income, such limitations could result in increased future income tax liability to us, and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our NOL carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

Except as previously disclosed in our Current Report on Form 8-K filed with the SEC on July 2, 2026 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, we did not sell any equity securities during the three months ended September 30, 2026 that were not registered under the Securities Act.

Use of Proceeds from Initial Public Offering

Not Applicable.

Issuer Purchases of Equity Securities

During the three months ended September 30, 2026, we withheld an aggregate of 12,084 shares of our common stock, at an average price of $2.90 per share, from shares otherwise deliverable upon the vesting and settlement of restricted stock units in order to satisfy employee tax withholding obligations. These shares were not purchased pursuant to any publicly announced repurchase plan or program, and we do not currently have any such plan or program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading arrangements

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K for the purchase or sale of our securities, except as set forth below:

Name and Title	Type of Plan	Adoption or Termination Date	Plan Start Date	Plan End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Jakob Dupont, M.D., Director	Rule 10b5-1 trading arrangement	Terminated on July 7, 2026	September 24, 2025	December 31, 2026	180,000(1)	Sales of shares intended to satisfy the affirmative defense of Rule 10b5-1(c)
Jitendra Wadhane, Principal Financial and Accounting Officer	Rule 10b5-1 trading arrangement	Terminated on August 14, 2026	March 25, 2026	December 15, 2026	98,148(2)	Sales of shares intended to satisfy the affirmative defense of Rule 10b5-1(c)

(1) Represents the aggregate number of shares that could have been sold under the trading arrangement as adopted. Prior to its termination, 35,000 shares were sold under the arrangement; the remaining 145,000 shares will not be sold pursuant to it.

(2) Represents the aggregate number of shares that could have been sold under the trading arrangement as adopted. No shares were sold under the arrangement prior to its termination.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
1.1	Underwriting Agreement, dated September 29, 2026, by and among Pyxis Oncology, Inc. and Leerink Partners LLC, Guggenheim Securities, LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters	8-K	001-40881	1.1	October 1, 2026
4.1	Form of Common Warrant (July 2026)	8-K	001-40881	4.1	July 2, 2026
4.2	Form of Common Warrant (October 2026)	8-K	001-40881	4.1	October 1, 2026
4.3	Form of Pre-Funded Warrant (October 2026)	8-K	001-40881	4.2	October 1, 2026
10.1	Securities Purchase Agreement, dated June 30, 2026, by and among Pyxis Oncology, Inc. and the purchasers named therein	8-K	001-40881	10.1	July 2, 2026
10.2	Form of Registration Rights Agreement, dated July 2, 2026	8-K	001-40881	10.2	July 2, 2026
10.3	First Amendment to Interim Chief Executive Officer Employment Agreement, dated September 4, 2026, by and between Pyxis Oncology, Inc. and Thomas Civik					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Pyxis Oncology, Inc.

Date: November 5, 2026	By:	/s/ Thomas Civik
Thomas Civik
Chief Executive Officer

	By:	/s/ Jitendra Wadhane
Jitendra Wadhane
Principal Financial and Accounting Officer